Form 10-Q
period 2020-09-30
GCM Grosvenor Inc.
filed 2020-11-20
CIK 1819796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number: 001-39716

GCM Grosvenor Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-2226287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 North Michigan Avenue, Suite 1100 Chicago, IL	60611
(Address of principal executive offices)	(Zip Code)

(312) 506-6500

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	GCMG	The Nasdaq Stock Market LLC
Warrants to purchase shares of Class A Common stock	GCMGW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of November 18, 2020, there were 42,259,797 shares of the registrant’s Class A common stock, par value $0.0001, outstanding.

i

CERTAIN DEFINED TERMS

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to:

●	“A&R LLLPA” are to the Fifth Amended and Restated Limited Liability Limited Partnership Agreement of GCMH;

●	“AUM” are to assets under management;

●	“Available CFAC Cash” are to the cash available in the Trust Account;

●	“Business Combination” refers to the transactions contemplated by the Transaction Agreement;

●	“CF Sponsor” are to CF Finance Holdings, LLC, a Delaware limited liability company;

●	“CF Sponsor Cancellations” are to the termination, forfeiture and cancellation by the CF Sponsor, for no consideration, of 2,351,534 shares of Class A common stock held by the CF Sponsor immediately following the Effective Time and 150,000 GCM PubCo private placement warrants held by the CF Sponsor immediately following the Effective Time;

●	“CF Sponsor Loan” are to any and all loans made by the CF Sponsor to CFAC prior to Closing, including, without limitation, loans made pursuant to that certain (a) Promissory Note, made by CFAC for the benefit of the CF Sponsor, dated December 12, 2018, (b) Promissory Note, made by CFAC for the benefit of the CF Sponsor, dated March 31, 2020 and (c) Promissory Note, made by CFAC for the benefit of the CF Sponsor, dated June 15, 2020;

●	“CF Sponsor Subscription” are to the purchase by the CF Sponsor of 3,500,000 shares of Class A common stock and 1,500,000 GCM PubCo private placement warrants for an aggregate price equal to $30,000,000 at the Closing immediately following the Effective Time pursuant to the terms of a forward purchase contract;

●	“CFAC” are to CF Finance Acquisition Co., a Delaware corporation;

●	“CFAC Share Redemption” are to the election of an eligible (as determined in accordance with CFAC’s governing documents) holder of shares of CFAC common stock to redeem all or a portion of the shares of CFAC common stock held by such holder at a per-share price, payable in cash, equal to a pro rata share of the aggregate amount on deposit in the Trust Account (including any interest earned on the funds held in the Trust Account, but net of taxes payable and up to $100,000 to pay dissolution expenses) (as determined in accordance with CFAC’s governing documents) in connection with the Extension Proposals or the Transaction Proposals;

●	“Class A common stock” are to the Class A common stock of the Company, par value $0.0001 per share;

●	“Class B-1 common units of GCMH” are to the Class B-1 common units of GCMH (as set forth in the operating agreement of GCMH prior to the adoption of the A&R LLLPA);

●	“Class B-2 common units of GCMH” are to the Class B-2 common units of GCMH (as set forth in the operating agreement of GCMH prior to the adoption of the A&R LLLPA);

●	“Class B-1 Unit Price” are to $29.4075 per Class B-1 Common Unit;

●	“Class C common stock” are to the Class C common stock of the Company, par value $0.0001 per share;

●	“Class C Share Voting Amount” are to the “Class C Share Voting Amount”, as such term is defined in our Amended and Restated Charter, which is generally a number of votes per share equal to (1) (x) an amount of votes equal to 75% of the aggregate voting power of our outstanding capital stock (including for this purpose and Includible Shares) minus (y) the total voting power of our outstanding capital stock (other than the Class C common stock) owned or controlled, directly or indirectly, by the Key Holders (including any Includible Shares) divided by (2) the number of shares of Class C common stock then outstanding;

●	“Closing” are to the consummation of the Business Combination;

●	“Closing Date” are to November 17, 2020;

●	“Company” are to GCM Grosvenor Inc.

●	“DGCL” are to the Delaware General Corporation Law;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Effective Time” are to the time at which the Business Combination becomes effective pursuant to the Transaction Agreement;

●	“Extension Proposals” are to the proposals set forth in the definitive proxy statement filed by CFAC on August 17, 2020 and approved by the stockholders of CFAC to amend CFAC’s governing documents and the Trust Agreement, in each case, to extend the time period for CFAC to consummate a business combination from September 17, 2020 to December 17, 2020;

●	“FPAUM” are to fee-paying AUM;

●	“GCM Consideration” are to the consideration of $1.00 to be paid by IntermediateCo to Holdings for the sale by Holdings to IntermediateCo of all of the outstanding equity interests of GCM LLC;

●	“GCM LLC” are to GCM, L.L.C., a Delaware limited liability company;

●	“GCM PubCo Equity Investments” are to, collectively the Private Placement and the CF Sponsor Subscription, which shall be effective immediately following the Effective Time;

●	“GCM PubCo Matching Grosvenor common units” are to a number of Grosvenor common units equal to the difference between (i) the number of shares of Class A common stock issued and outstanding immediately following the Effective Time and the consummation of the GCM PubCo Equity Investments and CF Sponsor Cancellations (and for the avoidance of doubt, the CFAC Share Redemption) minus (ii) the number of Grosvenor common units held by IntermediateCo immediately following the Option Exercise, Grosvenor Class B-1 Sale, the GCM Transfers and the effectiveness of the Grosvenor Redomicile and LLLPA Amendment;

●	“GCM PubCo Matching Grosvenor warrants” are to the warrants to purchase a number of Grosvenor common units equal to the number of shares of Class A common stock that may be purchased upon the exercise in full of all GCM PubCo private placement warrants outstanding immediately following the CF Sponsor Cancellations and the Grosvenor Warrant Issuance;

●	“GCM PubCo private placement warrants” are to the warrants for Class A common stock (which are in identical form of private placement warrants, but in the name of the Company);

●	“GCM Transfers” are to the sale by GCMHGP LLC to Intermediate Co of all the outstanding equity interests of GCMH then held by GCMHGP LLP for the GCMH Consideration and the sale by Holdings to IntermediateCo of all of the outstanding equity interests of GCM LLC for the GCM Consideration;

●	“GCM V” are to GCM V, LLC, a Delaware limited liability company;

●	“GCMH” or the “Partnership” are to Grosvenor Capital Management Holdings, LLLP, a Delaware limited liability limited partnership;

●	“GCMH Consideration” are to the consideration of $1.00 for the general partnership interest of GCMH plus $1,470,375 for the Class B-1 common units held by GCMHGP LLC to be paid by IntermediateCo to Holdings in the GCM Transfers;

●	“GCMH Equityholders” are to Holdings, GCM Grosvenor Management, LLC, a Delaware limited liability company and Grosvenor Holdings II, L.L.C. a Delaware limited liability company;

●	“GCMHGP LLC” are to GCMH GP, L.L.C., a Delaware limited liability company;

●	“Grosvenor Class B-1 Sale” are to the right of Holdings to require IntermediateCo to purchase a number of Class B-1 common units not to exceed 1,294,887 Class B-1 common units for a purchase price per unit equal to the Class B-1 Unit Price

●	“Grosvenor common units” are to units of partnership interest in GCMH entitling the holder thereof to the distributions, allocations, and other rights accorded to holders of partnership interests in GCMH following the Grosvenor Redomicile and LLLPA Amendment;

●	“Grosvenor Redomicile and LLLPA Amendment” are to the redomiciling of GCMH as a limited liability limited partnership in the State of Delaware and the amendment and restatement of the Fourth Amended and Restated Limited Liability Limited Partnership Agreement of GCMH, Grosvenor Class B-1 Sale and the GCM Transfers;

●	“Grosvenor Warrant Issuance” are to the issuance by the Company to Holdings of the Grosvenor warrants;

●	“Grosvenor warrants” are to the Company’s private placement warrants issued by the Company to Holdings in the Grosvenor Warrant Issuance;

●	“H&F Parties” are to HCFP VI AIV, L.P., H&F Chicago AIV I, L.P., and Hellman & Friedman Capital Executives VI, L.P;

●	“Holdings” are to Grosvenor Holdings, L.L.C., a Delaware limited liability company;

●	“Includible Shares” are to any shares of our voting stock issuable in connection with the exercise (assuming, solely for this purpose, full exercise and not net exercise) of all outstanding options, warrants, exchange rights, conversion rights or similar rights to receive voting stock of the Company, in each case owned or controlled, directly or indirectly, by the Key Holders, but excluding the number of shares of Class A common stock issuable in connection with the exchange of Grosvenor common units, as a result of any redemption or direct exchange of Grosvenor common units effectuated pursuant to the A&R LLLPA;

●	“IntermediateCo” are to GCM Grosvenor Holdings, LLC (f/k/a CF Finance Intermediate Acquisition, LLC), a Delaware limited liability company;

●	“IntermediateCo Contribution Amount” are to an amount equal to (i) the Available CFAC Cash minus (ii) the amount of the CF Sponsor Loan, minus (iii) the Option Consideration, minus (iv) the Option Exercise Price, minus (v) the GCM Consideration, minus (vi) the GCMH Consideration, minus (vii) the amount paid by IntermediateCo to Holdings in the Grosvenor Class B-1 Sale;

●	“IntermediateCo Contribution and Issuance” are to the issuance by GCMH to IntermediateCo of the GCM PubCo Matching Grosvenor common units and the GCM PubCo Matching Grosvenor warrants, in each case in exchange for the IntermediateCo Contribution Amount;

●	“IPO” are to CFAC’s initial public offering of units, the base offering of which closed on December 17, 2018;

●	“Key Holders” are to Michael J. Sacks, GCM V and the GCMH Equityholders;

●	“Lock-up Period” are to (a) with respect to the voting parties, the period beginning on the Closing Date and ending on the date that is the 3rd anniversary of the Closing Date and (b) with respect to the CF Sponsor, the period beginning on the Closing Date and ending on the date that is the 18th month anniversary of the Closing Date;

●	“Nasdaq” are to the Nasdaq Stock Market LLC;

●	“Option Agreement” are to that certain Option Agreement, dated as of October 5, 2017, by and among Holdings and the H&F Parties;

●	“Option Consideration” are to the consideration of $110,167,894.55 minus the Option Exercise Price paid to the H&F Parties by IntermediateCo in the Option Conveyance;

●	“Option Conveyance” are to the assignment by Holdings and assumption by IntermediateCo of all right, title and interest in and to the Option Agreement in exchange for the Option Consideration and the Grosvenor warrants;

●	“Option Exercise” are to the consummation by IntermediateCo of the exercise of certain options to purchase all of the Class B-2 common units then held by all of certain investors, pursuant to the terms of the Option Agreement;

●	“Option Exercise Price” are to the purchase price payable under the Option Agreement;

●	“Private Placement” are to the issuance and sale of 19,500,000 shares of Class A common stock to the Pipe Investors (as defined herein) in a private placement;

●	“private placement units” are to the units of CFAC issued to the CF Sponsor in a private placement simultaneously with the closing of the IPO;

●	“private placement warrants” are to the warrants sold as part of the private placement units;

●	“SEC” are to the United States Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“Senior Secured Credit Facilities” are the senior secured term loan facility and the $50.0 million revolving credit facility of GCMH, pursuant to its credit agreement entered into on January 2, 2014 (as amended, amended and restated, supplemented or otherwise modified);

●	“Stockholders’ Agreement” are to that certain Stockholders’ Agreement entered into by and among the Company, the GCMH Equityholders and GCM V;

●	“Sunset Date” are to the date the GCMH Equityholders beneficially own a number of voting shares representing less than 20% of the number of shares of Class A common stock beneficially owned by the GCMH Equityholders immediately following the Closing Date (assuming, for this purpose, that all outstanding Grosvenor common units are and were exchanged at the applicable measurement time by the GCMH Equityholders for shares of Class A common stock in accordance with the A&R LLLPA and without regard to the lock-up or any other restriction on exchange);

●	“Transaction Agreement” are to the definitive transaction agreement dated August 2, 2020, by and among CFAC, the Partnership, IntermediateCo and the other parties thereto;

●	“Transaction Proposals” are to the proposals set forth in the definitive proxy statement filed by CFAC on October 15, 2020 and approved by stockholders of CFAC relating to the Business Combination;

●	“Trust Account” are to the trust account for the benefit of CFAC, certain of its public stockholders and the underwriter of the IPO;

●	Trust Agreement” are to that certain Investment Management Trust Agreement, dated as of December 12, 2018, between CFAC and Continental Stock Transfer & Trust Company, as trustee; and

●	“voting party” are to GCM V and the GCMH Equityholders.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth and our objectives for future operations.

The forward-looking statements in this Quarterly Report on Form 10-Q are only current expectations and predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise.

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in Part II. Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our Class A common stock. Unless the context otherwise requires, all references in this section to the “Company”, “we”, “us” or “our” refer to the business of GCM Grosvenor Inc. and its subsidiaries following the Business Combination. Some of these risks and uncertainties include the following.

●	The historical performance of our funds should not be considered as indicative of the future results of our operations or any returns expected on an investment in our Class A common stock.

●	Investors in our open-ended, specialized funds may generally redeem their investments in these funds on a periodic basis. Investors in most of our closed-ended, specialized funds may terminate the commitment periods of these funds or otherwise cause our removal as general partner of these funds under certain circumstances.

●	The COVID-19 pandemic has caused severe disruptions in the U.S. and global economies and may adversely impact our business, financial condition and results of operations.

●	Our business and financial condition may be materially adversely impacted by the variable nature of our revenues, and in particular the performance-based aspect of certain of our revenues and cash flows.

●	The industry in which we operate is intensely competitive. If we are unable to compete successfully, our business and financial condition could be adversely affected.

●	A decline in the pace or size of fundraising or investments made by us on behalf of our funds may adversely affect our revenues.

●	We are subject to numerous conflicts of interest that are both inherent to our business and industry and particular to us.

●	Our entitlement to receive carried interest from many of our funds may create an incentive for us to make more speculative investments and determinations on behalf of a fund than would be the case in the absence of such arrangement.

●	Our international operations subject us to numerous risks.

●	Extensive government regulation, compliance failures and changes in law or regulation could adversely affect us.

●	Difficult market, geopolitical and economic conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our funds, reducing the number of high-quality investment managers with whom we may invest, and reducing the ability of our funds to raise or deploy capital.

●	If the investments we make on behalf of our funds perform poorly, we may suffer a decline in our revenues and earnings, and our ability to raise capital for future funds may be materially and adversely affected.

●	The success of our business depends on the identification and availability of suitable investment opportunities for our clients.

Introductory note

GCM Grosvenor Inc. was incorporated in Delaware on July 27, 2020 as a wholly owned subsidiary of the Partnership. The Company was formed for the purpose of completing the transactions contemplated by the Transaction Agreement. As a result of the transactions completed pursuant to the Transaction Agreement, the Company owns all of the equity interests in IntermediateCo, which acts as the general partner of the Partnership.

At September 30, 2020, and prior to the Business Combination, we had no assets, no operations and only nominal capitalization.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statement.

GCM Grosvenor Inc.

(a wholly owned subsidiary of Grosvenor Capital Management Holdings, LLLP)

Balance Sheets as of September 30, 2020 and July 28, 2020

	September 30, 2020 (unaudited)	July 28, 2020
Assets
Total assets	$-	$-

Liabilities and Stockholder’s Equity
Total liabilities	-	-

Commitments and contingencies

Stockholder’s equity:
Ordinary shares, $0.0001 par value, 100 shares issued and outstanding	$0.01	$0.01
Due from stockholder	(0.01)	(0.01)
Total stockholder’s equity	-	-

Total liabilities and stockholder’s equity	$-	$-

See accompanying notes to the unaudited financial statement.

GCM Grosvenor Inc.

Notes to the Financial Statement

(Unaudited)

Note 1: Background and Nature of Operations

GCM Grosvenor Inc. (the “Company”) was incorporated in Delaware on July 27, 2020 as a wholly owned subsidiary of Grosvenor Capital Management Holdings, LLLP (the “Partnership” or “GCMH”). The Company was formed for the purpose of completing the transactions contemplated by the definitive transaction agreement, dated August 2, 2020 (the “Transaction Agreement”), by and among CF Finance Acquisition Corp. (“CFAC”), the Partnership, CF Finance Intermediate Acquisition, LLC (“IntermediateCo”) and the other parties thereto as discussed in Note 4.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The balance sheets are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Separate statements of income and comprehensive income, changes in stockholder’s equity, and cash flows have not been presented because there have been no activities in this entity from July 28, 2020 to September 30, 2020.

 Use of Estimates

The preparation of the financial statement in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Organization costs

Costs related to incorporation of the Company will be paid by the Partnership and recorded as an expense of the Partnership.

Note 3: Stockholder’s Equity

The Company’s authorized capital stock consists of 100 shares of common stock, with a par value of $0.0001 per share. On July 27, 2020, the Company issued 100 shares of common stock to the Partnership for aggregate consideration of $0.01.

Note 4: Subsequent Events

On November 17, 2020, as contemplated by the Transaction Agreement, (a) CFAC merged with and into the Company, upon which the separate corporate existence of CFAC ceased and the Company became the surviving entity and each share of CFAC common stock was converted into one share of Class A common stock, and each whole warrant of CFAC was converted into one warrant of the Company and GCMH cancelled its ownership of the 100 shares of common stock of the Company; (b) the Company received $120.4 million remaining in the Trust Account following redemptions made in connection with CFAC’s special meeting of stockholders relating to the transactions contemplated by the Transaction Agreement, (c) certain investors (the “PIPE Investors”) purchased 19,500,000 shares of Class A common stock; (d) the CF Sponsor purchased 3,500,000 shares of Class A common stock and 1,500,000 warrants of the Company for an aggregate price equal to $30,000,000 pursuant to a forward purchase contract; (e) the CF Sponsor terminated, forfeited and cancelled, for no consideration, 2,351,534 shares of Class A common stock and 150,000 warrants of the Company; (f) the Company issued 900,000 warrants to purchase Class A common stock to Holdings; (g) Holdings assigned, and IntermediateCo assumed, all right, title and interest in and to the Option Agreement in exchange for the Option Consideration in the Option Conveyance ; (h) immediately following the Option Conveyance, IntermediateCo consummated the exercise of certain options (pursuant to the Option Agreement) to purchase all of the Class B-2 common units of GCMH then held by certain investors (pursuant to the Option Agreement); (i)(x) GCMHGP LLC sold all of the outstanding equity interests of GCMH then held by it, including the general partnership and limited partnership interests, to IntermediateCo for the GCMH Consideration and (y) Holdings sold all of the outstanding equity interests of GCM LLC to IntermediateCo for the GCM Consideration; (j) GCMH was redomiciled as a limited liability limited partnership in the State of Delaware and its Limited Liability Limited Partnership Agreement was amended and restated; (k) GCMH issued to IntermediateCo the GCM PubCo Matching Grosvenor common units and the GCM PubCo Matching Grosvenor warrants, in each case in exchange for the IntermediateCo Contribution Amount in the IntermediateCo Contribution and Issuance ; and (l) the Company issued 144,235,246 shares of Class C common stock to GCM V (the transactions referred to in clauses (a) through (l), collectively, the “Transactions”).

Following the consummation of the Transactions, the Company owns all of the equity interests in IntermediateCo, which acts as the general partner of the Partnership (collectively, “GCM Grosvenor”).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statement and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Item II, Part 1A, “Risk Factors” and other factors set forth in other parts of this Quarterly Report on Form 10-Q.

GCM Grosvenor Inc. was incorporated in Delaware on July 27, 2020 as a wholly owned subsidiary of the Partnership. The Company was formed for the purpose of completing the transactions contemplated by the Transaction Agreement.

On November 17, 2020, as contemplated by the Transaction Agreement, (a) CFAC merged with and into the Company, upon which the separate corporate existence of CFAC ceased and the Company became the surviving entity and each share of CFAC common stock was converted into one share of Class A common stock, and each whole warrant of CFAC was converted into one warrant of the Company and GCMH cancelled its ownership of the 100 shares of common stock of the Company; (b) the Company received $120.4 million remaining in the Trust Account following redemptions made in connection with CFAC’s special meeting of stockholders relating to the transactions contemplated by the Transaction Agreement, (c) certain investors (the “PIPE Investors”) purchased 19,500,000 shares of Class A common stock; (d) the CF Sponsor purchased 3,500,000 shares of Class A common stock and 1,500,000 warrants of the Company for an aggregate price equal to $30,000,000 pursuant to a forward purchase contract; (e) the CF Sponsor terminated, forfeited and cancelled, for no consideration, 2,351,534 shares of Class A common stock and 150,000 warrants of the Company; (f) the Company issued 900,000 warrants to purchase Class A common stock to Holdings; (g) Holdings assigned, and IntermediateCo assumed, all right, title and interest in and to the Option Agreement in exchange for the Option Consideration in the Option Conveyance ; (h) immediately following the Option Conveyance, IntermediateCo consummated the exercise of certain options (pursuant to the Option Agreement) to purchase all of the Class B-2 common units of GCMH then held by certain investors (pursuant to the Option Agreement); (i); (i)(x) GCMHGP LLC sold all of the outstanding equity interests of GCMH then held by it, including the general partnership and limited partnership interests, to IntermediateCo for the GCMH Consideration and (y) Holdings sold all of the outstanding equity interests of GCM LLC to IntermediateCo for the GCM Consideration; (j) GCMH was redomiciled as a limited liability limited partnership in the State of Delaware and its Limited Liability Limited Partnership Agreement was amended and restated; (k) GCMH issued to IntermediateCo the GCM PubCo Matching Grosvenor common units and the GCM PubCo Matching Grosvenor warrants, in each case in exchange for the IntermediateCo Contribution Amount in the IntermediateCo Contribution and Issuance ; and (l) the Company issued 144,235,246 shares of Class C common stock to GCM V (the transactions referred to in clauses (a) through (l), collectively, the “Transactions”). Following the consummation of the Transactions, the Company owns all of the equity interests in IntermediateCo, which acts as the general partner of the Partnership.

At September 30, 2020, and prior to the Business Combination, we had no assets, no operations and only nominal capitalization.

Results of Operations

From inception to September 30, 2020, and prior to the Business Combination, we had no operations.

Liquidity and Capital Resources

As of September 30, 2020, the Company had no assets and no liabilities.

Off-Balance Sheet Arrangements

As of September 30, 2020, the Company does not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We did not have any material exposure to market risk as of September 30, 2020.

Item 4. Controls and Procedures.

Limitations on effectiveness of controls and procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are from time to time subject to, and are presently involved in, litigation and other legal proceedings. We believe that there are no pending lawsuits or claims that, individually or in the aggregate, may have a material effect on our business, financial condition or operating results.

Item 1A. Risk Factors.

In the course of conducting our business operations, we are exposed to a variety of risks. These risks are generally inherent to the alternative asset management industry or otherwise generally impact alternative asset managers like us. Any of the risk factors we describe below have affected or could materially adversely affect our business, financial condition and results of operations. The market price of shares of Class A common stock could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occurs. Certain statements in “Risk Factors” are forward-looking statements. See “Forward-Looking Statements.”

Unless the context otherwise requires, all references in this section to the “Company”, “we”, “us” or “our” refer to the business of GCM Grosvenor Inc. and its subsidiaries following the Business Combination.

Risks Related to GCM Grosvenor’s Business and Industry

The historical performance of our funds should not be considered as indicative of the future results of our operations or any returns expected on an investment in our Class A common stock; however, poor performance of our funds, or lack of growth in our assets under management, could have a materially adverse impact on our revenues, and, consequently, the returns on our Class A common stock.

An investment in our Class A common stock is not an investment in any of our funds and is not linked to the historical or future performance of our funds. However, the success and growth of our business is highly dependent upon the performance of our funds.

Positive performance of our funds will not necessarily result in the holders of our Class A common stock experiencing a corresponding positive return on their Class A common stock. However, poor performance of our funds could cause a decline in our revenues as a result of reduced management fees and incentive fees from such funds, and may therefore have a materially adverse impact on our performance and the returns on an investment in our Class A common stock.

If we fail to meet the expectations of our clients or our funds otherwise experience poor investment performance, whether due to general economic and financial conditions, our investment acumen or otherwise, our ability to retain existing assets under management and attract new clients could be materially adversely affected. In turn, the management fees and incentive fees that we would earn would be reduced and our business or financial condition would suffer, thus negatively impacting the price of our Class A common stock. Furthermore, even if the investment performance of our funds is positive, our business or financial condition and the price of our Class A common stock could be materially adversely affected if we are unable to attract and retain additional assets under management consistent with our past experience, industry trends or investor and market expectations.

Investors in our open-ended, specialized funds may generally redeem their investments in these funds on a periodic basis. Investors in most of our closed-ended, specialized funds may terminate the commitment periods of these funds or otherwise cause our removal as general partner of these funds under certain circumstances. Our customized separate account clients may generally terminate our management of these relationships on short notice. Any of these events would lead to a decrease in our revenues, which could be substantial.

Investors in our open-ended, specialized funds may generally redeem their investments on an annual or quarterly basis following the expiration of a specified period of time when capital may not be withdrawn, subject to the applicable fund’s specific redemption provisions. In addition, the boards of directors of the investment companies we manage could terminate our advisory engagement of those companies, on as little as 30 days’ prior written notice. In a declining market, the pace of redemptions from our open-ended, specialized funds, and consequently our assets under management, may accelerate as investors seek to limit the losses on their investments or rely upon the liquidity provided by our funds in order to satisfy other obligations these investors may have elsewhere in their portfolios. To the extent appropriate and permissible under a fund’s governing agreements, we may limit or suspend redemptions or otherwise take steps to limit the impact of redemptions on our funds during a redemption period, which may have a negative reputational impact on us. See “— Risks Related to Our Funds — Hedge fund investments are subject to numerous additional risks” elsewhere in this Part II, Item 1A. The decrease in revenues that would result from significant redemptions in our open-ended, specialized funds could have a material adverse effect on our business, financial condition and results of operations. In addition, the occurrence of such an event would likely have a negative reputational impact on us.

The governing agreements of most of our closed-ended, specialized funds provide that, subject to certain conditions, investors comprising a certain percentage of commitments to these funds, which may be as low as 75%, have the right to suspend or terminate the commitment periods of these funds or cause our removal as general partner and investment manager of these funds without cause. The termination or suspension of a fund’s commitment period or our removal as general partner of a fund would result in loss of management fee revenues and potentially some or all of any carried interest to which we may otherwise have been entitled to receive. The decrease in these revenues could have a material adverse effect on our business, financial condition and results of operations. In addition, the occurrence of such an event would likely have a negative reputational impact on us.

Our customized separate account clients may generally terminate our management of these relationships without cause, request the orderly liquidation of investments of these portfolios or transfer some or all of the investments in these portfolios directly to the client or some other third-party, on as little as 30 days’ prior written notice. The occurrence of such an event would result in a loss of management fee revenues to which we may otherwise have been entitled to receive. The decrease in these revenues could have a material adverse effect on our business, financial condition and results of operations. In addition, the occurrence of such an event would likely have a negative reputational impact on us.

The COVID-19 pandemic has caused severe disruptions in the U.S. and global economies and may adversely impact our business, financial condition and results of operations.

The outbreak of the COVID-19 pandemic led much of the world to institute stay-at-home orders, restrictions on travel, bans on public gatherings, the closing of non-essential businesses or limiting their hours of operation and other restrictions on businesses and their operations, which has adversely impacted global commercial activity and contributed to significant volatility and a downturn in global financial markets. While some of these restrictions are being relaxed or lifted in an effort to generate more economic activity, the risk of future COVID-19 outbreaks remains, and jurisdictions may reimpose them in an effort to mitigate risks to public health. Moreover, even where restrictions are and remain lifted, the absence of viable treatment options or a vaccine could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. As a result, we are unable to predict the ultimate adverse impact of the pandemic, but it has affected, and may further affect, our business in various ways, including the following:

●	We operate our business globally, with clients and offices across North America, Europe, Asia-Pacific, Latin America and the Middle East. The ability to easily travel and meet with prospective and current clients in person helps build and strengthen our relationships with them in ways that telephone and video conferences may not always afford. In addition, the ability of our employees to conduct their daily work in our offices helps to ensure a level of productivity that may not be achieved when coming to the office every day is not an option. Further, our investment strategies target opportunities globally. Restrictions on travel and public gatherings as well as stay-at-home orders mean that most of our client and prospect meetings are not currently taking place in person, and the vast majority of our employees are working from home. As a consequence, our ability to market our funds and raise new business has been impeded (which may result in lower or delayed revenue growth), it has become more difficult to conduct due diligence on investments (which can impede the identification of investment risks) and an extended period of remote working by our employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk, as remote working environments can be less secure and more susceptible to hacking attacks.

●	A slowdown in fundraising activity has in the past resulted in delayed or decreased management fees and could result in delayed or decreased management fees in the future compared to prior periods. In addition, in light of declines in public equity markets and other components of their investment portfolios, investors may become restricted by their asset allocation policies to invest in new or successor funds that we provide, or may be prohibited by new laws or regulations from funding existing commitments. We may also experience a slowdown in the deployment of our capital, which could also adversely affect our ability to raise capital for new or successor funds.

●	To the extent the market dislocation caused by COVID-19 may present attractive investment opportunities due to increased volatility in the financial markets, we may not be able to complete those investments, which could impact revenues, particularly for our funds that charge fees on invested capital.

●	Our liquidity and cash flows may be adversely impacted by declines or delays in realized incentive fees and management fee revenues.

●	Our funds invest in industries that have been materially impacted by the COVID-19 pandemic, including healthcare, travel, entertainment, hospitality and retail. Companies in these industries are facing operational and financial hardships resulting from the pandemic, and if conditions do not improve, they could continue to suffer materially, become insolvent or cease operations altogether, any of which would decrease the value of the investments.

●	COVID-19 presents a threat to our employees’ well-being and morale. If our senior management or other key personnel become ill or are otherwise unable to perform their duties for an extended period of time, we may experience a loss of productivity or a delay in the implementation of certain strategic plans. In addition to any potential impact of such extended illness on our operations, we may be exposed to the risk of litigation by our employees against us for, among other things, failure to take adequate steps to protect their well-being, particularly in the event they become sick after a return to the office. Further, local COVID-19-related laws can be subject to rapid change depending on public health developments, which can lead to confusion and make compliance with laws uncertain and subject us to increased risk of litigation for non-compliance.

●	We anticipate that regulatory oversight and enforcement will become more rigorous for public companies in general, and for the financial services industry in particular, as a result of the recent volatility in the financial markets.

We believe COVID-19’s adverse impact on our business, financial condition and results of operations will be significantly driven by a number of factors that we are unable to predict or control, including, for example: the severity and duration of the pandemic, including the timing of availability of a treatment or vaccine for COVID-19; the pandemic’s impact on the U.S. and global economies; the timing, scope and effectiveness of additional governmental responses to the pandemic; the timing and path of economic recovery; and the negative impact on our clients, counterparties, vendors and other business partners that may indirectly adversely affect us.

Our business and financial condition may be materially adversely impacted by the variable nature of our revenues, and in particular the performance-based aspect of certain of our revenues and cash flows, which may make it difficult for us to achieve steady earnings growth on a quarterly basis and may lead to large adverse movements or general increased volatility in the price of our Class A common stock.

Our revenues are influenced by the combination of the amount of assets under management and the investment performance of our funds. Asset flows, whether inflows or outflows, can be variable from month-to-month and quarter-to-quarter. Furthermore, our funds’ investment performance, which affects the amount of assets under management and the management fees we may earn in a given year, can be volatile due to, among other things, general market and economic conditions. Accordingly, our revenues and cash flows may be variable.

Our cash flow may fluctuate significantly from quarter to quarter due to the fact that we receive carried interest distributions from certain of our funds only when investments are realized and, in certain cases, achieve a certain preferred return based on performance. In most cases, for our funds where we are entitled to receive carried interest distributions, an element of our revenues, it takes a substantial period of time to realize the cash value (or other proceeds) of an investment. Even if an investment proves to be profitable, it may be a number of years before any profits can be realized in cash (or other proceeds). We cannot predict when, or if, any realization of investments will occur, and thus, we cannot predict the timing or amounts of carried interest distributions to us. If we were to receive a carried interest distribution in a particular quarter, it may have a significant impact on our results for that particular quarter, which may not be replicated in subsequent quarters.

We are entitled to performance-based fees in respect of certain of our funds that are based on a percentage of unrealized profit, typically over a “high water-mark,” on an annual or more frequent basis. Typically, these performance-based fees are paid to us by our funds during the first quarter of each year which is subsequent to when they are earned, even though our funds may accrue a performance-based fee prior to the date it is paid.

As a result, achieving steady earnings growth on a quarterly basis may be difficult, which could in turn lead to large adverse movements or general increased volatility in the price of our Class A common stock.

The industry in which we operate is intensely competitive. If we are unable to compete successfully, our business and financial condition could be adversely affected.

The industry in which we operate is intensely competitive, with competition based on a variety of factors, including investment performance, the scope and the quality of service provided to clients, brand recognition, business reputation and price. Our business competes with a number of private equity funds, specialized investment funds, solutions providers and other sponsors managing pools of capital, as well as corporate buyers, traditional asset managers, commercial banks, investment banks and other financial institutions (including sovereign wealth funds), and we expect that competition will continue to increase. For example, certain traditional asset managers have developed their own private equity platforms and are marketing other asset allocation strategies as alternatives to hedge fund investments. Additionally, developments in financial technology, such as distributed ledger technology, commonly referred to as blockchain, have the potential to disrupt the financial industry and change the way financial institutions, as well as asset managers, do business. A number of factors serve to increase our competitive risks:

●	a number of our competitors have greater financial, technical, marketing and other resources and more personnel than we do;

●	some of our competitors have recently raised, or are expected to raise, significant amounts of capital, and many of them have investment objectives similar to ours, which may create additional competition for investment opportunities that our funds seek to exploit;

●	some of our funds may not perform as well as competitors’ funds or other available investment products;

●	several of our competitors have significant amounts of capital, and many of them have similar investment objectives to ours, which may create additional competition for investment opportunities and may reduce the size and duration of pricing inefficiencies that many alternative investment strategies seek to exploit;

●	some of our competitors may have a lower cost of capital, which may be exacerbated to the extent potential changes to the Code limit the deductibility of interest expense;

●	some of our competitors may have access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities;

●	some of our competitors may be subject to less regulation and accordingly may have more flexibility to undertake and execute certain businesses or investments than we can and/or bear less compliance expense than we do;

●	some of our competitors may have more flexibility than us in raising certain types of investment funds under the investment management contracts they have negotiated with their investors;

●	some of our competitors may have better expertise or be regarded by investors as having better expertise in a specific asset class or geographic region than we do; and

●	other industry participants may, from time to time, seek to recruit our investment professionals and other employees away from us.

We may find it harder to retain and raise funds, and we may lose investment opportunities in the future, if we do not match the prices, structures and terms offered by our competitors. We may not be able to maintain our current fee structures as a result of industry pressure from investors to reduce fees. In order to maintain our desired fee structures in a competitive environment, we must be able to continue to provide clients with investment returns and service that incentivize them to pay our desired fee rates. We cannot assure you that we will succeed in providing investment returns and service that will allow us to maintain our desired fee structure. Fee reductions on existing or future new business could have a material adverse effect on our profit margins and results of operations.

A decline in the pace or size of fundraising or investments made by us on behalf of our funds may adversely affect our revenues.

Our revenues in any given period are dependent in part on the size of our FPAUM in such period. For our closed-ended funds, the revenues that we earn are driven in part by the amount of capital invested or committed for investment by our clients, our fundraising efforts and the pace at which we make investments on behalf of certain of our funds. A decline in the pace or the size of fundraising efforts or investments may reduce our revenues. The alternative asset investing environment continues to see increased competition, which can make fundraising and the deployment of capital more difficult. In addition, many other factors could cause a decline in the pace of investment, including the inability of our investment professionals to identify attractive investment opportunities, decreased availability of capital on attractive terms and our failure to consummate identified investment opportunities because of business, regulatory or legal complexities or uncertainty and adverse developments in the U.S. or global economy or financial markets. In addition, if we are unable to deploy capital at a pace that is sufficient to offset the pace of realizations that we return to our clients, our fee revenues could decrease.

The nature of closed-ended funds involves the perpetual return of capital to investors. This return of capital to investors in our funds reduces our FPAUM. Hence, we are perpetually seeking to raise investment commitments in order to replace the return of capital to clients from existing funds. Given the competitive nature of the alternative asset management business, following a return of capital to a client, we may lose them as a client as a result of client-specific changes such as a change in such client’s ownership, control or senior management, a client’s decision to transition to in-house asset management rather than partner with a third-party provider such as us, competition from other financial advisors and financial institutions and other causes. Moreover, a number of our contracts with state government-sponsored clients are secured through such government’s mandated procurement processes, which may include a broad and competitive bidding process for subsequent engagements. If multiple clients failed to renew their investment commitments with us and we were unable to secure new clients, our fee revenues would decline materially. Finally, we cannot assure you that we will be able to replace returned capital with investment commitments that generate the same revenues as the returned capital.

We could suffer losses if our reputation or the reputation of our industry is harmed.

Our business is highly competitive and we benefit from being highly regarded in our industry. Maintaining our reputation is critical to attracting and retaining fund investors and for maintaining our relationships with our regulators. Negative publicity regarding our company or our personnel could give rise to reputational risk which could significantly harm our existing business and business prospects.

In addition, events that damage the reputation of our industry generally, such as the insolvency or bankruptcy of large funds or a significant number of funds or highly publicized incidents of fraud or other scandals, could have a material adverse effect on our business, regardless of whether any of these events directly relate to our funds or the investments made by our funds.

We are subject to numerous conflicts of interest that are both inherent to our business and industry and particular to us. Our failure to deal appropriately with conflicts of interest could damage our reputation and have a material adverse effect on our business, financial condition and results of operations.

We currently provide or may in the future provide a broad spectrum of financial services, including investment advisory, broker-dealer, asset management, loan origination, capital markets, special purpose acquisition company sponsorship and idea generation. As we have expanded and as we continue to expand our business, we increasingly confront potential conflicts of interest relating to our funds’ investment activities. Investment manager conflicts of interest continue to be a significant area of focus for regulators and the media. Because of our size and the variety of investment strategies that we pursue for our funds, we may face a higher degree of scrutiny compared with investment managers that are smaller or focus on fewer asset classes.

The relationships among our funds and us are complex and dynamic, and our business may change over time. Therefore, we and our personnel will likely be subject, and our funds will likely be exposed, to new or additional conflicts of interest. In the ordinary course of business, and in particular in managing and making investment decisions for our funds, we engage in activities in which our interests or the interests of our funds may conflict with the interests of other funds and the investors in such funds. Such conflicts of interest could adversely affect one or more of our funds and/or the performance of our funds or returns to their investors.

Certain of our funds may have overlapping investment objectives, including funds that have different fee structures and/or investment strategies that are more narrowly focused, and potential conflicts may arise with respect to allocation of investment opportunities among those funds. We will, from time to time, be presented with investment opportunities that fall within the investment objectives of multiple funds. In such circumstances, we will seek to allocate such opportunities among our funds on a basis that we reasonably determine in good faith to be fair and equitable, and may take into account a variety of relevant factors in determining eligibility, including the investment team primarily responsible for sourcing or performing due diligence on the transaction, the nature of the investment focus of each fund, the relative amounts of capital available for investment, anticipated expenses to the applicable fund and/or to us with regard to investment by our various funds, the investment pacing and timing of our funds and other considerations deemed relevant by us. Allocating investment opportunities appropriately frequently involves significant and subjective judgments. The risk that fund investors could challenge allocation decisions as inconsistent with our obligations under applicable law, governing fund agreements or our own policies cannot be eliminated. In addition, the perception of non-compliance with such requirements or policies could harm our reputation with fund investors.

Our funds may invest in companies in which we or one or more or our other funds also invest, either directly or indirectly. Investments in a company by certain of our funds may be made prior to the investment by other funds, concurrently, including as part of the same financing plan or subsequent to the investments by such other funds. Any such investment by a fund may consist of securities or other instruments of a different class or type from those in which other of our funds are invested, and may entitle the holder of such securities and other instruments to greater control or to rights that otherwise differ from those to which such other funds are entitled. In connection with any such investments — including as they relate to acquisition, owning, and disposition of such investments — our funds may have conflicting interests and investment objectives, and any difference in the terms of the securities or other instruments held by such parties may raise additional conflicts of interest for our funds and us. Our failure to adequately mitigate these conflicts could give rise to regulatory and investor scrutiny.

In the ordinary course of our investment activities on behalf of our funds, we receive investment-related information. We do not generally establish information barriers between internal investment teams. To the extent permitted by law, investment professionals have access to and make use of such investment-related information in making investment decisions for our funds. Therefore, information related to investments made on behalf of a particular fund may inform investment decisions made in respect of another of our funds or otherwise be used and monetized by us. The access and use of this information may create conflicts between our funds and between our funds and us, and no fund, or any investor therein, is entitled to any compensation for any profits earned by another fund or us based on our use of investment-related information received in connection with managing such funds.

Certain persons employed by or otherwise associated with us are related to, or otherwise have business, personal, political, financial, or other relationships with, persons employed by or otherwise associated with service providers engaged for our funds, and third-party investment managers with whom we invest on behalf of our funds. These types of relationships may also influence us in deciding whether to select or recommend such a service provider to perform services for a particular fund or to make or redeem an investment on behalf of a fund.

Additionally, we permit employees, former employees and other parties associated with the firm to invest in or alongside our funds on a no-fee, no-carry basis. These arrangements may create a conflict in connection with investments we make on behalf of our funds. For example, we have an agreement with our director nominee, Stephen Malkin, that was originally entered into in 2005 when he resigned from the Company to manage a family office, in connection with the individual’s departure from our firm. While investments in and alongside our funds by Mr. Malkin’s family office are subject to the same policies and procedures applicable to our current employees, Mr. Malkin benefits from information he receives in respect of our funds and our funds’ investments and the right to invest on a no-fee and no-carry basis.

It is possible that actual, potential or perceived conflicts could give rise to investor dissatisfaction or litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially and adversely affect our business in a number of ways, including an inability to raise additional funds, attract new clients or retain existing clients.

Our funds may invest in companies in which we or one or more or our other funds also invest, either directly or indirectly. Investments in a company by certain of our funds may be made prior to the investment by other funds, concurrently, including as part of the same financing plan or subsequent to the investments by such other funds. Any such investment by a fund may consist of securities or other instruments of a different class or type from those in which other of our funds are invested, and may entitle the holder of such securities or other instruments to greater control or to rights that otherwise differ from those to which such other funds are entitled. In connection with any such investments — including as they relate to acquisition, owning, and disposition of such investments — our funds may have conflicting interests and investment objectives, and any difference in the terms of the securities or other instruments held by such parties may raise additional conflicts of interest for our funds and us. Our failure to adequately mitigate these conflicts could give rise to regulatory and investor scrutiny.

In the ordinary course of our investment activities on behalf of our funds, we receive investment-related information. We do not generally establish information barriers between internal investment teams. To the extent permitted by law, investment professionals have access to and make use of such investment-related information in making investment decisions for our funds. Therefore, information related to investments made on behalf of a particular fund may inform investment decisions made in respect of another of our funds or otherwise be used and monetized by us. The access and use of this information may create conflicts between our funds and between our funds and us, and no fund, or any investor therein, is entitled to any compensation for any profits earned by another fund or us based on our use of investment-related information received in connection with managing such funds.

Certain persons employed by or otherwise associated with us are related to, or otherwise have business, personal, political, financial, or other relationships with, persons employed by or otherwise associated with service providers engaged for our funds, and third-party investment managers with whom we invest on behalf of our funds. These relationships may influence us in deciding whether to select or recommend such a service provider to perform services for a particular fund or to make or redeem an investment on behalf of a fund.

It is possible that actual, potential or perceived conflicts could give rise to investor dissatisfaction or litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially and adversely affect our business in a number of ways, including an inability to raise additional funds, attract new clients or retain existing clients.

Conflicts of interest may arise in our allocation of co-investment opportunities.

As a general matter, our allocation of co-investment opportunities is entirely within our discretion and there can be no assurance that co-investments of any particular type or amount will be allocated to any of our funds or investors. There can be no assurance that co-investments will become available and we will take into account a variety of factors and considerations we deem relevant in our sole discretion in allocating co-investment opportunities, including, without limitation, whether a potential co-investor has expressed an interest in evaluating co-investment opportunities, whether a potential co-investor has a history of participating in such opportunities with us, the size and interest of the opportunity, the economic terms applicable to such investment for such investor and us, whether allocating to a potential co-investor will help establish, recognize, strength and/or cultivate existing relationships with an existing or prospective investor and such other factors as we deem relevant under the circumstances. The allocation of co-investment opportunities by us sometimes involves a benefit to us including, without limitation, management fees, carried interest or incentive fees or allocations from a co-investment opportunity. In certain circumstances, we, our affiliates and our respective employees or any designee thereof and other companies, partnerships or vehicles affiliated with us may be permitted to be permitted to co-invest side-by-side with our funds and may consummate an investment in an investment opportunity otherwise suitable for a fund.

Potential conflicts will arise with respect to our decisions regarding how to allocate co-investment opportunities among our funds and investors and the terms of any such co-investments. Our fund documents typically do not mandate specific allocations with respect to co-investments. The investment advisers of our funds may have an incentive to provide co-investment opportunities to certain investors in lieu of others. Co-investment arrangements may be structured through one or more of our investment vehicles, and in such circumstances, co-investors will generally bear the costs and expenses thereof (which may lead to conflicts of interest regarding the allocation of costs and expenses between such coinvestors and investors in our other investment funds). The terms of any such existing and future co-investment vehicles may differ materially, and in some instances may be more favorable to us, than the terms of certain of our funds or prior co-investment vehicles, and such different terms may create an incentive for us to allocate a greater or lesser percentage of an investment opportunity to such funds or such co-investment vehicles, as the case may be. Such incentives will from time to time give rise to conflicts of interest. Allocating investment opportunities appropriately frequently involves significant and subjective judgments. The risk that fund investors could challenge allocation decisions as inconsistent with our obligations under applicable law, governing fund agreements or our own policies cannot be eliminated. In addition, the perception of non-compliance with such requirements or policies could harm our reputation with fund investors.

Our entitlement to receive carried interest from many of our funds may create an incentive for us to make more speculative investments and determinations on behalf of a fund than would be the case in the absence of such arrangement.

We sometimes receive carried interest or other performance-based fees or allocations that may create an incentive for us to make more speculative investments and determinations, directly or indirectly on behalf of our funds, or otherwise take or refrain from taking certain actions than it would otherwise make in the absence of such carried interest or performance-based fees or allocations. In addition, we may have an incentive to make exit determinations based on factors that maximize economics in favor of us or our employees. Certain of our employees or related persons may receive a portion of our carried interest or performance-based fees or allocations with respect to one or more of our funds, which may similarly influence such employees’ or related persons’ judgments. In connection therewith, any clawback obligation may create an incentive for us to defer disposition of one or more investments if such disposition would result in a realized loss and/or the finalization of dissolution and liquidation of a fund where a clawback obligation would be owed. Our failure to appropriately deal with any actual, potential or perceived conflicts of interest resulting from our entitlement to receive carried interest from many of our funds could have a material adverse effect on our reputation, which could materially and adversely affect our business in a number of ways, including an inability to raise additional funds, attract new clients or retain existing clients.

Conflicts of interest may arise in our allocation of costs and expenses, and increased regulatory scrutiny and uncertainty with regard to expense allocation may increase the risk of harm.

We have a conflict of interest in determining whether certain costs and expenses are incurred in the course of operating our funds. For example, we have to determine whether the costs arising from newly imposed regulations and self-regulatory requirements should be paid by our funds or by us. Our funds generally pay or otherwise bear all legal, accounting, filing, and other expenses incurred in connection with organizing and establishing the funds and the offering of interests in the funds. In addition, our funds generally pay all expenses related to the operation of the funds and their investment activities. We also determine, in our sole discretion, the appropriate allocation of investment-related expenses, including broken deal expenses, incurred in respect of unconsummated investments and expenses more generally relating to a particular investment strategy, among our funds, vehicles and accounts participating or that would have participated in such investments or that otherwise participate in the relevant investment strategy, as applicable. This could result in one or more of our funds bearing more or less of these expenses than other investors or potential investors in the relevant investments or a fund paying a disproportionate share, including some or all, of the broken deal expenses or other expenses incurred by potential investors. Parties that seek to participate in a particular investment opportunity we offer on a co-investment basis may not share in any broken deal expenses in the event such opportunity is not consummated.

While we historically have and will continue to allocate the costs and expenses of our funds in a fair and equitable basis and in accordance with our policies and procedures, due to increased regulatory scrutiny of expense allocation policies in the private investment funds realm, there is no guarantee that our policies and procedures will not be challenged by our supervising regulatory bodies. If we or our supervising regulators were to determine that we have improperly allocated such expenses, we could be required to refund amounts to our funds and could be subject to regulatory censure, litigation from our clients and/or reputational harm, each of which could have a material adverse effect on our business, financial condition and results of operations.

Certain policies and procedures implemented to mitigate potential conflicts of interest and address certain regulatory requirements may reduce the synergies that may otherwise exist across our various businesses.

In an effort to mitigate potential conflicts of interest and address regulatory, legal and contractual requirements and contractual restrictions, we have implemented certain policies and procedures (for example, information sharing policies) that may reduce the positive synergies that would otherwise exist across our various businesses. For example, we may come into possession of material non-public information with respect to issuers in which we may be considering making an investment or issuers in which our affiliates may hold an interest. As a consequence of such policies and procedures, we may be precluded from providing such information or other ideas to our other businesses that might be of benefit to them. Additionally, the terms of confidentiality or other agreements with or related to companies in which we have entered, either on our own behalf or on behalf of any of our clients, sometimes restrict or otherwise limit the ability of our funds to make investments or otherwise engage in businesses or activities competitive with such companies.

Our international operations subject us to numerous risks.

We maintain operations in the United Kingdom, Hong Kong and Japan, among other places, and may grow our business into new regions with which we have less familiarity and experience, and this growth is important to our overall success. In addition, many of our clients are non-U.S. entities where we are expected to have a familiarity with the specific legal and regulatory requirements applicable to such clients. We rely upon stable and free international markets, not only in connection with seeking clients outside the U.S. but also in investing client capital in these markets.

Our international operations carry special financial and business risks, which could include the following:

●	greater difficulties in managing and staffing foreign operations;

●	differences between the U.S. and foreign capital markets, such as for accounting, auditing, financial reporting and legal standards, practices and disclosure requirements;

●	fluctuations in foreign currency exchange rates that could adversely affect our results;

●	additional costs of complying with, and exposure to liability under, foreign regulatory regimes;

●	unexpected changes in trading policies, regulatory requirements, tariffs and other barriers;

●	longer transaction cycles;

●	higher operating costs;

●	local labor conditions and regulations;

●	adverse consequences or restrictions on the repatriation of earnings;

●	potentially adverse tax consequences, such as trapped foreign losses;

●	less stable political and economic environments;

●	terrorism, political hostilities, war, public health crises and other civil disturbances or other catastrophic or pandemic events that reduce business activity;

●	cultural and language barriers and the need to adopt different business practices in different geographic areas; and

●	difficulty collecting fees and, if necessary, enforcing judgments.

As part of our day-to-day operations outside the United States, we are required to create compensation programs, employment policies, compliance policies and procedures and other administrative programs that comply with the laws of multiple countries. We also must communicate and monitor standards and directives across our global operations. Our failure to successfully manage and grow our geographically diverse operations could impair our ability to react quickly to changing business and market conditions and to enforce compliance with non-U.S. standards and procedures.

Any payment of distributions, loans or advances to and from our subsidiaries could be subject to restrictions on or taxation of dividends or repatriation of earnings under applicable local law, monetary transfer restrictions, foreign currency exchange regulations in the jurisdictions in which our subsidiaries operate or other restrictions imposed by current or future agreements, including debt instruments, to which our non-U.S. subsidiaries may be a party. Our business, financial condition and results of operations could be materially and adversely affected if we are unable to successfully manage these and other risks of international operations in a volatile environment. If our international business increases relative to our total business, these factors could have a more pronounced effect on our results of operations or growth prospects.

The U.K.’s withdrawal from the European Union could have a material adverse effect on our business, financial condition and results of operations.

In January 2020, the U.K. withdrew from the European Union (commonly referred to as “Brexit”), with a transition period currently expected to end in December 2020. It is currently uncertain whether the UK will be able to agree a trade deal with the EU that includes UK regulated firms’ ability to continue to passport their services into EU member states. In the event the UK does not secure such a trade deal or otherwise extend the transition period, the current transition period will end on December 31, 2020 (a “no-deal Brexit”). Until that deadline, despite the U.K. no longer being a member state of the EU, applicable EU rules and regulations will continue to apply in the UK. Our business may be adversely affected by Brexit due to, among other things, disruption of the free movement of goods, services, capital, and people between the U.K. and the EU as well as potential changes to the legal and regulatory environment in the region. Furthermore, as a result of Brexit, our subsidiaries that are authorized and regulated by the U.K. Financial Conduct Authority may no longer be able to avail themselves of passporting rights under certain EU directives (such as the AIFMD and MiFID II) to provide services and perform activities in the U.K. and other parts of Europe. This may have an adverse impact on our results including the cost of, risk to, manner of conducting, and location of, our European business and our ability to hire and retain key staff in Europe. This may also adversely impact the markets in which we operate; the funds we manage or advise; our clients and our ability to raise capital from them; and ultimately the returns that may be achieved. While we have taken measures designed to allow us to continue to conduct our business in both the U.K. and the EU, Brexit may increase our cost of conducting business, interfere with our ability to market our products and provide our services and generally make it more difficult for us to pursue our objectives in the region. In particular, it may be challenging for us to continue marketing EU-domiciled funds that are subject to AIFMD where we are not designated the alternative investment manager to such funds but are instead delegated portfolio management responsibility from a third-party firm.

Brexit could also lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which EU laws to replace or replicate. Compliance with any such new laws and regulations in the U.K. may be difficult and/or costly to implement and could adversely impact our ability to raise capital from investors in the U.K. and the EU, which could materially reduce our revenues, earnings and cash flow and adversely affect our financial prospects and condition.

Political parties in several other member states of the EU have similarly proposed that a referendum be held on their country’s membership in the EU. It is unclear whether any other member states of the EU will hold such referendums, but further disruption and legal uncertainty can be expected if there are.

Our business, financial condition and results of operations could be materially and adversely affected if we are unable to successfully manage these and other risks of international operations in a volatile environment. If our international business increases relative to our total business, these factors could have a more pronounced effect on our results of operations or growth prospects.

Our indebtedness may expose us to substantial risks.

As of September 30, 2020, the Partnership had $382.3 million in long-term debt outstanding. We expect to continue to utilize debt to finance our operations, which will expose us to the typical risks associated with the use of leverage. An increase in leverage could make it more difficult for us to withstand adverse economic conditions or business plan variances, to take advantage of new business opportunities, or to make necessary capital expenditures. Any portion of our cash flow required for debt service would not be available for our operations, distributions, dividends or other purposes. Any substantial decrease in net operating cash flows or any substantial increase in expenses could make it difficult for us to meet our debt service requirements or force us to modify our operations. Our level of indebtedness may make us more vulnerable to economic downturns and reduce our flexibility in responding to changing business, regulatory and economic conditions, which could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to remain in compliance with the financial or other covenants contained in our debt instruments.

Our debt instruments contain, and any future debt instruments may contain, financial and other covenants that impose requirements on us and limit our and our subsidiaries’ ability to engage in certain transactions or activities, such as:

●	making certain payments in respect of equity interests, including, among others, the payment of dividends and other distributions, redemptions and similar payments, payments in respect of warrants, options and other rights, and payments in respect of subordinated indebtedness;

●	incurring additional debt;

●	providing guarantees in respect of obligations of other persons;

●	making loans, advances and investments;

●	entering into transactions with investment funds and affiliates;

●	creating or incurring liens;

●	entering into negative pledges;

●	selling all or any part of the business, assets or property, or otherwise disposing of assets;

●	making acquisitions or consolidating or merging with other persons;

●	entering into sale-leaseback transactions;

●	changing the nature of our business;

●	changing our fiscal year;

●	making certain modifications to organizational documents or certain material contracts;

●	making certain modifications to certain other debt documents; and

●	entering into certain agreements with respect to the repayment of indebtedness, the making of loans or advances, or the transferring of assets.

There can be no assurance that we will be able to maintain leverage levels in compliance with the financial covenants included in our debt instruments. These restrictions may limit our flexibility in operating our business, and any failure to comply with these financial and other covenants, if not waived, would cause a default or event of default. Our obligations under our debt instruments are secured by substantially all of our assets. In the case of an event of default, creditors may exercise rights and remedies, including the rights and remedies of a secured party, under such agreements and applicable law, which could have a material adverse effect on our business, financial condition and results of operations.

The loss of experienced and senior personnel could have a material adverse effect on our business and financial condition.

While the success of our business is not tied to any particular person or group of “key persons,” the success of our business does depend on the efforts, judgment and reputations of our personnel generally, and in particular our experienced and senior personnel in investment, operational and executive functions. Our personnel’s reputation, expertise in investing and risk management, relationships with our clients and third parties on which our funds depend for investment opportunities are each critical elements in operating and expanding our business. However, we may not be successful in our efforts to retain our most valued employees, as the market for alternative asset management professionals is extremely competitive. The loss of one or more members of our senior team could harm our business and jeopardize our relationships with our clients and members of the investing community. Accordingly, the retention of our personnel is crucial to our success. Nearly all of our managing directors and many of our executive directors are subject to long-term employment contracts that contain various incentives and restrictive covenants designed to retain these employees for the long-term success of our business, but none of them is obligated to remain actively involved with us. In addition, if any of our personnel were to join or form a competitor, following any required restrictive period set forth in their employment agreements, some of our clients could choose to invest with that competitor rather than in our funds. The loss of the services of one or more members of our senior team could have a material adverse effect on our business, financial condition and results of operations, including on the performance of our funds, our ability to retain and attract clients and highly qualified employees and our ability to raise new funds. Any change to our senior management team could have a material adverse effect on our business, financial condition and results of operations.

We do not carry any “key person” insurance that would provide us with proceeds in the event of the death or disability of any of our personnel. In addition, certain of our funds have key person provisions that are triggered upon the loss of services of one or more specified employees and could, upon the occurrence of such event, provide the investors in these funds with certain rights such as rights providing for the termination or suspension of the funds’ investment periods and/or wind-down of the funds. Accordingly, the loss of such personnel could result in significant disruption of certain funds’ investment activities, which could have a material adverse impact on our business, financial condition and results of operations, and could harm our ability to maintain or grow our assets under management in existing funds or raise additional funds in the future. Similarly, to the extent there is a perceived reliance in the market that one or more of our employees is critical to the success of a particular investment strategy, the loss of one or more such employees could lead investors to redeem from our funds or choose not to make further investments in existing or future funds that we manage, which would correspondingly reduce our management fees and potential to earn incentive fees.

We intend to expand our business and may enter into new lines of business or geographic markets, which may result in additional risks and uncertainties in our business.

We currently generate substantially all of our revenues from management fees and incentive fees. However, we intend to grow our business by offering additional products and services, by entering into new lines of business and by entering into, or expanding our presence in, new geographic markets. Introducing new types of investment structures, products and services could increase our operational costs and the complexities involved in managing such investments, including with respect to ensuring compliance with regulatory requirements and the terms of the investment. For example, we have recently launched certain funds that seek to capitalize on investment opportunities associated with projects undertaken by organized labor and investment opportunities accessed by investing with minority-owned investment firms, which in each case may be subject to greater levels of regulatory scrutiny. Also, we intend to serve as sponsor to one or more special purpose acquisition companies. To the extent we enter into new lines of business, we will face numerous risks and uncertainties, including risks associated with the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, the required investment of capital and other resources and the loss of clients due to the perception that we are no longer focusing on our core business. In addition, we may from time to time explore opportunities to grow our business via acquisitions, partnerships, investments or other strategic transactions. There can be no assurance that we will successfully identify, negotiate or complete such transactions, that any completed transactions will produce favorable financial results or that we will be able to successfully integrate an acquired business with ours.

Entry into certain lines of business or geographic markets or the introduction of new types of products or services may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. If a new business generates insufficient revenues or if we are unable to efficiently manage our expanded operations, our business, financial condition and results of operations could be materially and adversely affected.

Restrictions on our ability to collect and analyze data regarding our clients’ investments could adversely affect our business.

We maintain detailed information regarding investments that we monitor and report on for our funds. We rely on our database of investment information to provide regular reports to our clients, to research developments and trends in the markets and to support our investment processes. We depend on the continuation of our relationships with the investment managers of the underlying funds and investments in order to maintain current data on these investments and market activity. The termination of such relationships or the imposition of restrictions on our ability to use the investment-related information we obtain in connection with our investing, monitoring and reporting services could adversely affect our business, financial condition and results of operations.

Operational risks and data security breaches may disrupt our business, damage our reputation, result in financial losses or limit our growth.

We rely heavily on our financial, accounting, compliance, monitoring, reporting and other data processing systems. If any of these systems, or the systems of third-party service providers we utilize, do not operate properly or are disabled or fail, including the loss of data, whether caused by fire, other natural disaster, power or telecommunications failure, computer viruses, malicious actors, acts of terrorism or war or otherwise, we could suffer a disruption of our business, financial loss, liability to clients, regulatory intervention or reputational damage, which could have a material and adverse effect on our business, financial condition and results of operations.

In addition, we are dependent on the effectiveness of our information security policies, procedures and capabilities designed to protect our computer, network and telecommunications systems and the data such systems contain or transmit. Attacks on our information technology infrastructure could enable the attackers to gain access to and steal our proprietary information, destroy data or disable, degrade or sabotage our systems or divert or otherwise steal funds. Attacks could range from those common to businesses generally to those that are more advanced and persistent, which may target us because members of our senior management team may have public profiles or because, as an alternative asset management firm, we hold a significant amount of confidential and sensitive information about our clients and potential investments.

Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, theft, misuse, computer viruses or other malicious code, and other events that could have a security impact. We and our employees have been and expect to continue to be the target of “phishing” attacks, and the subject of impersonations and fraudulent requests for money, and other forms of activities. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, cybersecurity has become a top priority for regulators around the world. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the General Data Protection Regulation (“GDPR”) in the EU. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize our, our employees’ or our clients’ or counterparties’ confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our employees’, our clients’, our counterparties’ or third parties’ operations, which could result in material financial losses, increased costs, disruption of our business, liability to clients and other counterparties, regulatory intervention or reputational damage, which, in turn, could cause a decline in our earnings and/or stock price. Furthermore, if we experience a cybersecurity incident, it could result in regulatory investigations and material penalties, which could lead to negative publicity and may cause our clients to lose confidence in the effectiveness of our security measures. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

Extensive government regulation, compliance failures and changes in law or regulation could adversely affect us.

Our business activities are subject to extensive and evolving laws, rules and regulations. Any changes or potential changes in the regulatory framework applicable to our business may impose additional expenses or capital requirements on us, limit our fundraising activities, have an adverse effect on our business, financial condition, results of operations, reputation or prospects, impair employee retention or recruitment and require substantial attention by senior management. It is impossible to determine the extent of the impact of any new laws, regulations, initiatives or regulatory guidance that may be proposed or may become law on our business or the markets in which we operate.

Governmental authorities around the world have implemented or are implementing financial system and participant regulatory reform in reaction to volatility and disruption in the global financial markets, financial institution failures and financial frauds. Such reform includes, among other things, additional regulation of investment funds, as well as their managers and activities, including compliance, risk management and anti-money laundering procedures; restrictions on specific types of investments and the provision and use of leverage; implementation of capital requirements; limitations on compensation to managers; and books and records, reporting and disclosure requirements. We cannot predict with certainty the impact on us, our funds, or on alternative investment funds generally, of any such reforms. Any of these regulatory reform measures could have an adverse effect on our funds’ investment strategies or our business model. We may incur significant expense in order to comply with such reform measures and may incur significant liabilities if regulatory authorities determine that we are not in compliance.

We could also be adversely affected by changes in applicable tax laws, regulations, or administrative interpretations thereof. For example, the U.S. federal tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), enacted in December 2017, resulted in fundamental changes to the Code, including, among many other things, a reduction to the federal corporate income tax rate, a partial limitation on the deductibility of business interest expense, a limitation on the deductibility of certain director and officer compensation expense, limitations on net operating loss carrybacks and carryovers and changes relating to the scope and timing of U.S. taxation on earnings from international business operations. Subsequent legislation, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted on March 27, 2020, relaxed certain of the limitations imposed by the Tax Act for certain taxable years, including the limitation on the use and carryback of net operating losses and the limitation on the deductibility of business interest expense. The exact impact of the Tax Act and the CARES Act for future years is difficult to quantify, but these changes could materially affect our investors, the companies in which our funds invest, or us. In addition, other changes could be enacted in the future to increase the corporate tax rate, limit further the deductibility of interest, subject carried interests to more onerous taxation or effect other changes that could have a material adverse effect on our business, results of operations and financial condition. Such changes could also include increases in state taxes and other changes to state tax laws to replenish state and local government finances depleted by costs attributable to the COVID-19 pandemic and the reduction in tax revenues due to the accompanying economic downturn.

In addition, our effective tax rate and tax liability are based on the application of current income tax laws, regulations and treaties. These laws, regulations and treaties are complex, and the manner which they apply to us and our funds and diverse set of business arrangements is often open to interpretation. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The tax authorities could challenge our interpretation of laws, regulations and treaties, resulting in additional tax liability or adjustment to our income tax provision that could increase our effective tax rate. Changes to tax laws may also adversely affect our ability to attract and retain key personnel.

Our business is subject to regulation in the United States, including by the SEC, the Commodity Futures Trading Commission (the “CFTC”), the Internal Revenue Service (the “IRS”), the Financial Industry Regulatory Authority, Inc. (“FINRA”) and other regulatory agencies. Any change in such regulation or oversight could have a material adverse effect on our business, financial condition and results of operations. In addition, we regularly rely on exemptions from various requirements of these and other applicable laws. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If, for any reason, these exemptions were to be revoked or challenged or otherwise become unavailable to us, we could be subject to regulatory action or third-party claims, and our business, financial condition and results of operations could be materially and adversely affected. Our failure to comply with applicable laws or regulations could result in fines, suspensions of personnel or other sanctions, including revocation of our registration as an investment adviser or the registration of our broker-dealer subsidiary. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and cause us to lose existing clients or fail to gain new clients.

In the wake of highly publicized financial scandals, investors exhibited concerns over the integrity of the U.S. financial markets, and the regulatory environment in which we operate is subject to further regulation in addition to those rules already promulgated. For example, there are a significant number of regulations that affect our business under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The SEC in particular continues to increase its regulation of the asset management and private equity industries, focusing on the private equity industry’s fees, allocation of expenses to funds, marketing practices, allocation of fund investment opportunities, disclosures to fund investors, the allocation of broken-deal expenses and general conflicts of interest disclosures. The SEC has also heightened its focus on the valuation practices employed by investment advisers. The lack of readily ascertainable market prices for many of the investments made by our funds or the funds in which we invest could subject our valuation policies and processes to increased scrutiny by the SEC. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. Brexit may result in our being subject to new and increased regulations if we can no longer rely on passporting privileges that allow U.K. financial institutions to access the EU single market without restrictions. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations.

We are subject to the fiduciary responsibility provisions of the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the prohibited transaction provisions of ERISA and Section 4975 of the Code in connection with the management of certain of our funds. With respect to these funds, this means that (1) the application of the fiduciary responsibility standards of ERISA to investments made by such funds, including the requirement of investment prudence and diversification, and (2) certain transactions that we enter into, or may have entered into, on behalf of these funds, in the ordinary course of business, are subject to the prohibited transactions rules under Section 406 of ERISA and Section 4975 of the Code. A non-exempt prohibited transaction, in addition to imposing potential liability upon fiduciaries of an ERISA plan, may also result in the imposition of an excise tax under the Code upon a “party in interest” (as defined in ERISA), or “disqualified person” (as defined in the Code), with whom we engaged in the transaction. In addition, a court could find that our funds that invest directly in operating companies have formed a partnership-in-fact conducting a trade or business with such operating companies and would therefore be jointly and severally liable for these companies’ unfunded pension liabilities.

Some of the other funds currently rely on an exception under the ERISA plan asset regulations promulgated by the Department of Labor (as modified by Section 3(42) of ERISA) (the “Plan Asset Regulations”), and therefore are not subject to the fiduciary responsibility requirements of ERISA or the prohibited transaction requirements of ERISA and Section 4975 of the Code. However, if these funds fail to satisfy an exception under the Plan Asset Regulations, such failure could materially interfere with our activities in relation to these funds and expose us to risks related to our failure to comply with such provisions of ERISA and the Code.

In addition, we are registered as an investment adviser with the SEC and are subject to the requirements and regulations of the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Such requirements relate to, among other things, restrictions on entering into transactions with clients, maintaining an effective compliance program, incentive fees, solicitation arrangements, allocation of investments, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an adviser and their advisory clients, as well as general anti-fraud prohibitions. As a registered investment adviser, we have fiduciary duties to our clients. Similarly, we are registered as a broker-dealer with the SEC and are a member of FINRA. As such, we are also subject to the requirements and regulations of the Exchange Act and FINRA rules. A failure to comply with the obligations imposed by the Advisers Act, the Exchange Act or FINRA rules, including recordkeeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, could result in examinations, investigations, sanctions and reputational damage, and could have a material adverse effect on our business, financial condition and results of operations.

The Foreign Investment Risk Review Modernization Act significantly increased the types of transactions that are subject to the jurisdiction of the Committee on Foreign Investment in the United States (“CFIUS”). Under the final regulations of the reform legislation, which became effective on February 13, 2020, CFIUS has the authority to review and potentially recommend that the President of the United States block or impose conditions on non-controlling investments in critical infrastructure and critical technology companies and in companies collecting or storing sensitive data of U.S. citizens, which may reduce the number of potential buyers and limit the ability of our funds to realize value from certain existing and future investments.

In the EU, MiFID II requires, among other things, all MiFID investment firms to comply with prescriptive disclosure, transparency, reporting and recordkeeping obligations and obligations in relation to the receipt of investment research, best execution, product governance and marketing communications. As we operate investment firms which are subject to MiFID II, we have implemented policies and procedures to comply with MiFID II where relevant, including where certain rules have an extraterritorial impact on us. Compliance with MiFID II has resulted in greater overall complexity, higher compliance, administration and operational costs, and less overall flexibility. The complexity, operational costs and reduction in flexibility may be further compounded as a result of Brexit. This is because the UK is both: (i) no longer generally required to transpose EU law in to UK law; and (ii) electing to transpose certain EU legislation into UK law subject to various amendments and subject to the FCA’s oversight rather than that of EU regulators. Taken together, (i) and (ii) could result in divergence between the UK and EU regulatory frameworks.

In addition, across the EU, we are subject to the AIFMD, under which we are subject to regulatory requirements regarding, among other things, registration for marketing activities, the structure of remuneration for certain of our personnel and reporting obligations. Individual member states of the EU have imposed additional requirements that may include internal arrangements with respect to risk management, liquidity risks, asset valuations, and the establishment and security of depository and custodial requirements. Because some European Economic Area (“EEA”) countries have not yet incorporated the AIFMD into their agreement with the EU, we may undertake marketing activities and provide services in those EEA countries only in compliance with applicable local laws. Outside the EEA, the regulations to which we are subject relate primarily to registration and reporting obligations. As described above, Brexit and the potential resulting divergence between the UK and EU regulatory frameworks may result in additional complexity and costs in complying with AIFMD across both the UK and EU.

The EU Securitization Regulation (the “Securitization Regulation”), which became effective on January 1, 2019, imposes due diligence and risk retention requirements on “institutional investors,” which includes managers of alternative investment funds assets, and constrains the ability of alternative investment funds to invest in securitization positions that do not comply with the prescribed risk retention requirements. The Securitization Regulation may impact or limit our funds’ ability to make certain investments that constitute “securitizations” and may impose additional reporting obligations on securitizations, which may increase the costs of managing such vehicles.

A new EU Regulation on the prudential requirements of investment firms (Regulation (EU) 2019/2033) and its accompanying Directive (Directive (EU) 2019/2034) (together, “IFR/IFD”) have now been finalized and are expected to take effect on June 26, 2021. IFR/IFD will introduce a bespoke prudential regime for most MiFID investment firms to replace the one that currently applies under the fourth Capital Requirements Directive and the Capital Requirements Regulation. IFR/IFD represents a complete overhaul of “prudential” regulation in the EU. As the application dates for IFR/IFD fall outside the end of the Brexit transition period, the UK is not required to implement the legislation and will instead establish a new Investment Firms Prudential Regime which is intended to achieve similar outcomes to IFD/IFR. There is a risk that the new regime will result in higher regulatory capital requirements for affected firms and new, more onerous remuneration rules, as well as re-cut and extended internal governance, disclosure, reporting, liquidity, and group “prudential” consolidation requirements (among other things), each of which could have a material impact on our European operations, although there are transitional provisions allowing firms to increase their capital to the necessary level over three to five years.

It is expected that additional laws and regulations will come into force in the EEA, the EU, the UK and other countries in which we operate over the coming years. These laws and regulations may affect our costs and manner of conducting business in one or more markets, the risks of doing business, the assets that we manage or advise, and our ability to raise capital from investors. Any failure by us to comply with either existing or new laws or regulations could have a material adverse effect on our business, financial condition and results of operations.

Federal, state and foreign anti-corruption and sanctions laws create the potential for significant liabilities and penalties and reputational harm.

We are also subject to a number of laws and regulations governing payments and contributions to political persons or other third parties, including restrictions imposed by the Foreign Corrupt Practices Act (“FCPA”) as well as trade sanctions and export control laws administered by the Office of Foreign Assets Control (“OFAC”), the U.S. Department of Commerce and the U.S. Department of State. The FCPA is intended to prohibit bribery of foreign governments and their officials and political parties, and requires public companies in the United States to keep books and records that accurately and fairly reflect those companies’ transactions. OFAC, the U.S. Department of Commerce and the U.S. Department of State administer and enforce various export control laws and regulations, including economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. These laws and regulations relate to a number of aspects of our business, including servicing existing fund investors, finding new fund investors, and sourcing new investments, as well as activities by the portfolio companies in our investment portfolio or other controlled investments.

Similar laws in non-U.S. jurisdictions, such as EU sanctions or the U.K. Bribery Act, as well as other applicable anti-bribery, anti-corruption, anti-money laundering, or sanction or other export control laws in the U.S. and abroad, may also impose stricter or more onerous requirements than the FCPA, OFAC, the U.S. Department of Commerce and the U.S. Department of State, and implementing them may disrupt our business or cause us to incur significantly more costs to comply with those laws. Different laws may also contain conflicting provisions, making compliance with all laws more difficult. If we fail to comply with these laws and regulations, we could be exposed to claims for damages, civil or criminal financial penalties, reputational harm, incarceration of our employees, restrictions on our operations and other liabilities, which could materially and adversely affect our business, results of operations and financial condition. In addition, we may be subject to successor liability for FCPA violations or other acts of bribery, or violations of applicable sanctions or other export control laws committed by companies in which we or our funds invest or which we or our funds acquire. While we have developed and implemented policies and procedures designed to ensure strict compliance by us and our personnel with the FCPA and other anti-corruption, sanctions and export control laws in jurisdictions in which we operate, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA or other applicable anti-corruption, sanctions or export control laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business, financial condition and results of operations.

Misconduct by our employees, advisors or third-party service providers could harm us by impairing our ability to attract and retain clients and subjecting us to significant legal liability and reputational harm.

There is a risk that our employees, advisors or third-party service providers could engage in misconduct that adversely affects our business. We are subject to a number of obligations and standards arising from our business and our discretionary authority over the assets we manage. The violation of these obligations and standards by any of our employees, advisors or third-party service providers would adversely affect our clients and us. Our business often requires that we deal with confidential matters of great significance to companies and funds in which we may invest for our clients. If our employees, advisors or third-party service providers were to engage in fraudulent activity, violate regulatory standards or improperly use or disclose confidential information, we could be subject to legal or regulatory action and suffer serious harm to our reputation, financial position and current and future business relationships. It is not always possible to detect or deter misconduct, and the extensive precautions we take that seek to detect and prevent undesirable activity may not be effective in all cases. If one of our employees, advisors or third-party service providers were to engage in misconduct or were to be accused of misconduct, our reputation and our business, financial condition and results of operations could be materially and adversely affected.

We may face damage to our professional reputation and legal liability if our services are not regarded as satisfactory or for other reasons.

As a financial services firm, we depend to a large extent on our relationships with our clients and our reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with our services, such dissatisfaction may be more damaging to our business than to other types of businesses.

In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial advisors has been increasing. Our asset management and advisory activities may subject us to the risk of significant legal liabilities to our clients and third parties, including our clients’ stockholders or beneficiaries, under securities or other laws and regulations for materially false or misleading statements made in connection with securities and other transactions. We make investment decisions on behalf of our clients that could result in substantial losses. Any such losses also may subject us to the risk of legal and regulatory liabilities or actions alleging negligent misconduct, breach of fiduciary duty or breach of contract. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. We may incur significant legal expenses in defending litigation. In addition, negative publicity and press speculation about us, our investment activities or the private markets in general, whether or not based in truth, or litigation or regulatory action against us or any third-party managers recommended by us or involving us may tarnish our reputation and harm our ability to attract and retain clients. Substantial legal or regulatory liability could have a material adverse effect on our business, financial condition and results of operations or cause significant reputational harm to us, which could seriously harm our business.

Our inability to obtain adequate insurance could subject us to additional risk of loss or additional expenses.

We may not be able to obtain or maintain sufficient insurance on commercially reasonable terms or with adequate coverage levels against potential liabilities we may face, which could have a material adverse effect on our business. We may face a risk of loss from a variety of claims, including those related to contracts, fraud, compliance with laws and various other issues, whether or not such claims are valid. Insurance and other safeguards might only partially reimburse us for our losses, if at all, and if a claim is successful and exceeds or is not covered by our insurance policies, we may be required to pay a substantial amount in respect of such successful claim. Certain losses of a catastrophic nature, such as public health crises, wars, earthquakes, typhoons, terrorist attacks or other similar events, may be uninsurable or may only be insurable at rates that are so high that maintaining coverage would cause an adverse impact on our business, in which case we may choose not to maintain such coverage.

Risks Related to Our Funds

Difficult market, geopolitical and economic conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our funds, reducing the number of high-quality investment managers with whom we may invest, and reducing the ability of our funds to raise or deploy capital, each of which could materially reduce our revenues, earnings and cash flow and materially and adversely affect our business, financial condition and results of operations.

Our business can be materially affected by difficult financial market and economic conditions and events throughout the world that are outside our control, including rising interest rates, inflation, the availability of credit, changes in laws, trade barriers, commodity prices, currency exchange rates, public health crises, terrorism or political uncertainty. These factors may affect the level and volatility of securities prices and the liquidity and value of investments, and we may not be able to or may choose not to manage our exposure to them. The global financial markets are currently experiencing volatility and disruption due to the COVID-19 pandemic, and investments in many industries have experienced significant volatility over the last several years.

Our funds may be affected by reduced opportunities to exit and realize value from their investments and by the fact that they may not be able to find suitable investments in which to effectively deploy capital. During periods of difficult market conditions or slowdowns in a particular sector, companies in which our funds invest may experience decreased revenues, financial losses, difficulty in obtaining access to financing and increased funding costs. During such periods, these companies may also have difficulty in expanding their businesses and operations and be unable to meet their debt service obligations or other expenses as they become due. In addition, during periods of adverse economic conditions, our funds may have difficulty accessing financial markets, which could make it more difficult or impossible for them to obtain funding for additional investments and harm their assets under management and results of operations. A general market downturn, or a specific market dislocation, may result in lower investment returns for our funds, which would adversely affect our revenues. Furthermore, such conditions could also increase the risk of default with respect to investments held by our funds that have significant debt investments.

In addition, our ability to find high-quality investment managers with whom we may invest could become exacerbated in deteriorating or difficult market environments. Any such occurrence could delay our ability to invest capital, lead to lower returns on invested capital and have a material adverse effect on our business, financial condition and results of operations.

Market deterioration could cause us, our funds or the investments made by our funds to experience tightening of liquidity, reduced earnings and cash flow, and impairment charges, as well as challenges in raising and deploying capital, obtaining investment financing and making investments on attractive terms. These market conditions can also have an impact on our ability and the ability of our funds and the investments made by our funds to liquidate positions in a timely and efficient manner.

Our business could generate lower revenues in a general economic downturn or a tightening of global credit markets. A general economic downturn or tightening of global credit markets may result in reduced opportunities to find suitable investments and make it more difficult for us, or for the funds in which we and our clients invest, to exit and realize value from existing investments, potentially resulting in a decline in the value of the investments held in our clients’ portfolios, leading to a decrease in incentive fee revenue. Any reduction in the market value of the assets we manage will not likely be reported until one or more quarters after the end of the applicable performance period due to an inherent lag in the valuation process of private markets investments. This can result in a mismatch between stated valuation and current market conditions and can lead to delayed revelations of changes in performance and, therefore, delayed effects on our clients’ portfolios. If our clients reduce their commitments to make investments in private markets in favor of investments they perceive as offering greater opportunity or lower risk, our revenues or earnings could decline as a result of lower fees being paid to us. Further, if, due to the lag in reporting, their decision to do so is made after the initial effects of a market downturn are felt by the rest of the economy, the adverse effect we experience as a result of that decision could likewise adversely affect our business, financial condition and results of operations on a delayed basis.

Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenues relating to changes in market and economic conditions. If our revenues decline without a commensurate reduction in our expenses, our earnings will be reduced. Accordingly, difficult market conditions could have a material adverse effect on our business, financial condition and results of operations.

If the investments we make on behalf of our funds perform poorly, we may suffer a decline in our revenues and earnings, and our ability to raise capital for future funds may be materially and adversely affected.

Our revenues are derived from fees earned for our management of our funds, incentive fees, or carried interest, with respect to certain of our funds, and monitoring and reporting fees. In the event that our funds perform poorly, our revenues and earnings derived from incentive fees and carried interest will decline, and it will be more difficult for us to raise capital for new funds or gain new clients in the future. In addition, if carried interest that was previously distributed to us exceeds the amounts to which we are ultimately entitled, we may be required to repay that amount under a “clawback” obligation. If we are unable to repay the amount of the clawback, we would be subject to liability for a breach of our contractual obligations. If we are unable to raise or are required to repay capital, our business, financial condition and results of operations would be materially and adversely affected.

The historical performance of our funds should not be considered indicative of the future performance of these funds or of any future funds we may raise, in part because:

●	market conditions and investment opportunities during previous periods may have been significantly more favorable for generating positive performance than those we may experience in the future;

●	the performance of our funds that distribute carried interest is generally calculated on the basis of the net asset value of the funds’ investments, including unrealized gains, which may never be realized and therefore never generate carried interest;

●	our historical returns derive largely from the performance of our earlier funds, whereas future fund returns will depend increasingly on the performance of our newer funds or funds not yet formed;

●	our newly established closed-ended funds may generate lower returns during the period that they initially deploy their capital;

●	competition continues to increase for investment opportunities, which may reduce our returns in the future;

●	the performance of particular funds also will be affected by risks of the industries and businesses in which they invest; and

●	we may create new funds that reflect a different asset mix and new investment strategies, as well as a varied geographic and industry exposure, compared to our historical funds, and any such new funds could have different returns from our previous funds.

The success of our business depends on the identification and availability of suitable investment opportunities for our clients.

Our success largely depends on the identification and availability of suitable investment opportunities for our clients, and in particular the success of underlying funds in which our funds invest. The availability of investment opportunities will be subject to market conditions and other factors outside of our control and the control of the investment managers with which we invest for our funds. Past returns of our funds have benefited from investment opportunities and general market conditions that may not continue or reoccur, including favorable borrowing conditions in the debt markets, and there can be no assurance that our funds or the underlying funds in which we invest for our funds will be able to avail themselves of comparable opportunities and conditions. There can also be no assurance that the underlying funds we select will be able to identify sufficient attractive investment opportunities to meet their investment objectives.

Competition for access to investment funds and other investments we make for our clients is intense.

We seek to maintain excellent relationships with investment managers of investment funds, including those in which we have previously made investments for our clients and those in which we may in the future invest, as well as sponsors of investments that might provide co-investment opportunities in portfolio companies alongside the sponsoring fund manager. However, because of the number of investors seeking to gain access to investment funds and co-investment opportunities managed or sponsored by the top performing fund managers, there can be no assurance that we will be able to secure the opportunity to invest on behalf of our clients in all or a substantial portion of the investments we select, or that the size of the investment opportunities available to us will be as large as we would desire. Access to secondary investment opportunities is also highly competitive and is often controlled by a limited number of general partners, fund managers and intermediaries.

The due diligence process that we undertake in connection with investments may not reveal all facts that may be relevant in connection with an investment.

Before investing the assets of our funds, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence, we may be required to evaluate important and complex business, financial, tax, accounting, technological, environmental, social, governance and legal and regulatory issues. Outside consultants, legal advisors and accountants may be involved in the due diligence process in varying degrees depending on the type of investment and the parties involved. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations, and such an investigation will not necessarily result in the investment ultimately being successful. Moreover, the due diligence investigation that we will carry out with respect to any investment opportunity may not reveal or highlight all relevant facts or risks that are necessary or helpful in evaluating such investment opportunity. For example, instances of bribery, fraud, accounting irregularities and other improper, illegal or corrupt practices can be difficult to detect and may be more widespread in certain jurisdictions.

In addition, a substantial portion of our funds invest in underlying funds, and therefore we are dependent on the due diligence investigation of the underlying investment manager of such funds. We have little or no control over their due diligence process, and any shortcomings in their due diligence could be reflected in the performance of the investment we make with them on behalf of our clients. Poor investment performance could lead clients to terminate their agreements with us and/or result in negative reputational effects, either of which could have a material adverse effect on our business, financial condition and results of operations.

Dependence on leverage by certain funds, underlying investment funds and portfolio companies subjects us to volatility and contractions in the debt financing markets and could adversely affect the ability of our funds to achieve attractive rates of return on their investments.

Many of the funds we manage, the funds in which we invest and portfolio companies within our funds and customized separate accounts currently rely on credit facilities either to facilitate efficient investing or for speculative purposes. If our funds are unable to obtain financing, or the underlying funds or the companies in which our funds invest are unable to access the structured credit, leveraged loan and high yield bond markets (or do so only at increased cost), the results of their operations may suffer if such markets experience dislocations, contractions or volatility. Any such events could adversely impact our funds’ ability to invest efficiently, and may impact the returns of our funds’ investments.

The absence of available sources of sufficient debt financing for extended periods of time or an increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance those investments, and, in the case of rising interest rates, decrease the value of fixed-rate debt investments made by our funds. Certain investments may also be financed through fund-level debt facilities, which may or may not be available for refinancing at the end of their respective terms. Finally, limitations on the deductibility of interest expense on indebtedness used to finance our funds’ investments reduce the after-tax rates of return on the affected investments and make it more costly to use debt financing. Any of these factors may have an adverse impact on our business, results of operations and financial condition.

Similarly, private markets fund portfolio companies regularly utilize the corporate debt markets to obtain additional financing for their operations. The leveraged capital structure of such businesses increases the exposure of the funds’ portfolio companies to adverse economic factors such as rising interest rates, downturns in the economy or deterioration in the condition of such business or its industry. Any adverse impact caused by the use of leverage by portfolio companies in which we directly or indirectly invest could in turn adversely affect the returns of our funds.

Defaults by clients and third-party investors in certain of our funds could adversely affect that fund’s operations and performance.

Our business is exposed to the risk that clients that owe us money for our services may not pay us. We believe that this risk could potentially increase due to the current COVID-19 pandemic. Also, if investors in our funds default on their obligations to fund commitments, there may be adverse consequences on the investment process, and we could incur losses and be unable to meet underlying capital calls. For example, investors in our closed-ended funds make capital commitments to those funds that we are entitled to call from those investors at any time during prescribed periods. We depend on investors fulfilling and honoring their commitments when we call capital from them for those funds to consummate investments and otherwise pay their obligations when due. In addition, certain of our funds may utilize lines of credit to fund investments. Because interest expense and other costs of borrowings under lines of credit are an expense of the fund, the fund’s net multiple of invested capital may be reduced, as well as the amount of carried interest generated by the fund. Any material reduction in the amount of carried interest generated by a fund may adversely affect our revenues.

Any investor that did not fund a capital call would be subject to several possible penalties, including having a meaningful amount of its existing investment forfeited in that fund. However, the impact of the penalty is directly correlated to the amount of capital previously invested by the investor in the fund. For instance, if an investor has invested little or no capital early in the life of the fund, then the forfeiture penalty may not be as meaningful. A failure of investors to honor a significant amount of capital calls could have a material adverse effect on our business, financial condition and results of operations.

Our failure to comply with investment guidelines set by our clients could result in damage awards against us or a reduction in AUM, either of which would cause our earnings to decline and adversely affect our business.

Each of our funds is operated pursuant to specific investment guidelines, which, with respect to our customized separate accounts, are often established collaboratively between us and the investor in such fund. Our failure to comply with these guidelines and other limitations could result in clients terminating their relationships with us or deciding not to commit further capital to us in respect of new or different funds. In some cases, these investors could also sue us for breach of contract and seek to recover damages from us. In addition, such guidelines may restrict our ability to pursue certain allocations and strategies on behalf of our clients that we believe are economically desirable, which could similarly result in losses to a fund or termination of the fund and a corresponding reduction in AUM. Even if we comply with all applicable investment guidelines, our clients may nonetheless be dissatisfied with our investment performance or our services or fees, and may terminate their investment with us or be unwilling to commit new capital to our funds. Any of these events could cause our earnings to decline and have a material adverse effect on our business, financial condition and results of operations.

Valuation methodologies for certain assets in our funds can be significantly subjective, and the values of assets established pursuant to such methodologies may never be realized, which could result in significant losses for our funds.

For our closed-ended funds, there are no readily ascertainable market prices for a large number of the investments in these funds or the underlying funds in which these funds invest. The value of the fund investments of our funds is determined periodically by us based in general on the fair value of such investments as reported by the underlying fund managers. Our valuation of the funds in which we invest is largely dependent upon the processes employed by the managers of those funds. The fair value of investments is determined using a number of methodologies described in the particular funds’ valuation policies. These policies are based on a number of factors, including the nature of the investment, the expected cash flows from the investment, the length of time the investment has been held, restrictions on transfer and other generally accepted valuation methodologies. The value of the co/direct-equity and credit investments of our funds is determined periodically by us based on reporting provided by the relevant co/direct-equity sponsor and/or using independent third-party valuation firms to aid us in determining the fair value of these investments using generally accepted valuation methodologies. These may include references to market multiples, valuations for comparable companies, public or private market transactions, subsequent developments concerning the companies to which the securities relate, results of operations, financial condition, cash flows, and projections of such companies provided to the general partner and such other factors that we may deem relevant. The methodologies we use in valuing individual investments are based on a variety of estimates and assumptions specific to the particular investments, and actual results related to the investment may vary materially as a result of the inaccuracy of such assumptions or estimates. In addition, because the illiquid investments held by our funds, and the underlying funds in which we invest may be in industries or sectors that are unstable, in distress, or undergoing some uncertainty, such investments are subject to rapid changes in value caused by sudden company-specific or industry-wide developments.

Because there is significant uncertainty in the valuation of, or in the stability of the value of, illiquid investments, the fair values of such investments as reflected in a fund’s net asset value do not necessarily reflect the prices that would actually be obtained if such investments were sold. Realizations at values significantly lower than the values at which investments have been reflected in fund net asset values could result in losses for the applicable fund and the loss of potential incentive fees by the fund’s manager and us. Also, a situation in which asset values turn out to be materially different from values reflected in fund net asset values, whether due to misinformation or otherwise, could cause investors to lose confidence in us and may, in turn, result in difficulties in our ability to raise additional capital, retain clients or attract new clients. Further, we often engage third-party valuation agents to assist us with the valuations. It is possible that a material fact related to the target of the valuation might be inadvertently omitted from our communications with them, resulting in an inaccurate valuation.

Further, the SEC has highlighted valuation practices as one of its areas of focus in investment advisor examinations and has instituted enforcement actions against advisors for misleading investors about valuation. If the SEC were to investigate and find errors in our methodologies or procedures, we and/or members of our management could be subject to penalties and fines, which could harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

Our investment management activities may involve investments in relatively high-risk, illiquid assets, and we and our clients may lose some or all of the amounts invested in these activities or fail to realize any profits from these activities for a considerable period of time.

The investments made by certain of our funds may include high-risk, illiquid assets. The private markets funds in which we invest capital generally invest in securities that are not publicly traded. Even if such securities are publicly traded, many of these funds may be prohibited by contract or applicable securities laws from selling such securities for a period of time. Such funds will generally not be able to sell these securities publicly unless their sale is registered under applicable securities laws, or unless an exemption from such registration requirements is available. Accordingly, the private markets funds in which we invest our clients’ capital may not be able to sell securities when they desire and therefore may not be able to realize the full value of such securities. The ability of private markets funds to dispose of investments is dependent in part on the public equity and debt markets, to the extent that the ability to dispose of an investment may depend upon the ability to complete an initial public offering of the portfolio company in which such investment is held or the ability of a prospective buyer of the portfolio company to raise debt financing to fund its purchase. Furthermore, large holdings of publicly traded equity securities can often be disposed of only over a substantial period of time, exposing the investment returns to risks of downward movement in market prices during the disposition period. Contributing capital to these funds is risky, and we may lose some or the entire amount of our funds’ and our clients’ investments.

The portfolio companies in which private markets funds have invested or may invest will sometimes involve a high degree of business and financial risk. These companies may be in an early stage of development, may not have a proven operating history, may be operating at a loss or have significant variations in results of operations, may be engaged in a rapidly changing business with products subject to a substantial risk of obsolescence, may be subject to extensive regulatory oversight, may require substantial additional capital to support their operations, to finance expansion or to maintain their competitive position, may have a high level of leverage, or may otherwise have a weak financial condition.

In addition, these portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing, and other capabilities, and a larger number of qualified managerial and technical personnel. Portfolio companies in non-U.S. jurisdictions may be subject to additional risks, including changes in currency exchange rates, exchange control regulations, risks associated with different types (and lower quality) of available information, expropriation or confiscatory taxation and adverse political developments. In addition, during periods of difficult market conditions or slowdowns in a particular investment category, industry or region, portfolio companies may experience decreased revenues, financial losses, difficulty in obtaining access to financing and increased costs. During these periods, these companies may also have difficulty in expanding their businesses and operations and may be unable to pay their expenses as they become due. A general market downturn or a specific market dislocation may result in lower investment returns for the private markets funds or portfolio companies in which our funds invest, which consequently would materially and adversely affect investment returns for our funds. Furthermore, if the portfolio companies default on their indebtedness, or otherwise seek or are forced to restructure their obligations or declare bankruptcy, we could lose some or all of our investment and suffer reputational harm.

Our funds make investments in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the Unites States.

A significant amount of the investments of our funds include private markets funds that are located outside the United States or that invest in portfolio companies located outside the United States. Such non-U.S. investments involve certain factors not typically associated with U.S. investments, including risks related to:

●	currency exchange matters, such as exchange rate fluctuations between the U.S. dollar and the foreign currency in which the investments are denominated, and costs associated with conversion of investment proceeds and income from one currency to another;

●	differences between the U.S. and foreign capital markets, including the absence of uniform accounting, auditing, financial reporting and legal standards, practices and disclosure requirements and less government supervision and regulation;

●	certain economic, social and political risks, including exchange control regulations and restrictions on foreign investments and repatriation of capital, the risks of political, economic or social instability; and

●	the possible imposition of foreign taxes with respect to such investments or confiscatory taxation.

These risks could adversely affect the performance of our funds that are invested in securities of non-U.S. companies, which would adversely affect our business, financial condition and results of operations.

Our funds may face risks relating to undiversified investments.

We cannot give assurance as to the degree of diversification that will be achieved in any of our funds. Difficult market conditions or slowdowns affecting a particular asset class, geographic region or other category of investment could have a significant adverse impact on a given fund if its investments are concentrated in that area, which would result in lower investment returns. Accordingly, a lack of diversification on the part of a fund could adversely affect its investment performance and, as a result, our business, financial condition and results of operations.

Our funds make investments in underlying funds and companies that we do not control.

Investments by most of our funds will include debt instruments and equity securities of companies that we do not control. Our funds may invest through co-investment arrangements or acquire minority equity interests and may also dispose of a portion of their equity investments in portfolio companies over time in a manner that results in their retaining a minority investment. Consequently, the performance of our funds will depend significantly on the investment and other decisions made by third parties, which could have a material adverse effect on the returns achieved by our funds. Portfolio companies in which the investment is made may make business, financial or management decisions with which we do not agree. In addition, the majority stakeholders or our management may take risks or otherwise act in a manner that does not serve our interests. If any of the foregoing were to occur, the values of our investments and the investments we have made on behalf of clients could decrease and our financial condition, results of operations and cash flow could suffer as a result.

Investments by our funds may in many cases rank junior to investments made by other investors.

In many cases, the companies in which our funds invest have indebtedness or equity securities, or may be permitted to incur indebtedness or to issue equity securities, that rank senior to our clients’ investments in our funds. By their terms, these instruments may provide that their holders are entitled to receive payments of dividends, interest or principal on or before the dates on which payments are to be made in respect of our clients’ investments. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a company in which one or more of our funds hold an investment, holders of securities ranking senior to our clients’ investments would typically be entitled to receive payment in full before distributions could be made in respect of our clients’ investments. After repaying senior security holders, the company may not have any remaining assets to use for repaying amounts owed in respect of our clients’ investments. To the extent that any assets remain, holders of claims that rank equally with our clients’ investments would be entitled to share on an equal and ratable basis in distributions that are made out of those assets. Also, during periods of financial distress or following an insolvency, our ability to influence a company’s affairs and to take actions to protect investments by our funds may be substantially less than that of those holding senior interests.

Our risk management strategies and procedures may leave us exposed to unidentified or unanticipated risks.

Risk management applies to our investment management operations as well as to the investments we make for our funds. We have developed and continue to update strategies and procedures specific to our business for managing risks, which include market risk, liquidity risk, operational risk and reputational risk. Management of these risks can be very complex. These strategies and procedures may fail under some circumstances, particularly if we are confronted with risks that we have underestimated or not identified, including those related to the COVID-19 pandemic. In addition, some of our methods for managing the risks related to our clients’ investments are based upon our analysis of historical private markets behavior. Statistical techniques are applied to these observations in order to arrive at quantifications of some of our risk exposures. Historical analysis of private markets returns requires reliance on valuations performed by fund managers, which may not be reliable measures of current valuations. These statistical methods may not accurately quantify our risk exposure if circumstances arise that were not observed in our historical data. In particular, as we enter new lines of business or offer new products, our historical data may be incomplete. Failure of our risk management techniques could have a material adverse effect on our business, financial condition and results of operations, including our right to receive incentive fees.

We are subject to increasing scrutiny from certain investors with respect to the societal and environmental impact of investments made by our funds, which may adversely impact our ability to raise capital from such investors.

In recent years, certain investors, including U.S. public pension funds and certain non-U.S. investors, have placed increasing importance on the negative impacts of investments made by the funds to which they invest or commit capital, including with respect to environmental, social and governance (“ESG”) matters. Our clients for whom ESG matters are a priority may decide to redeem or withdraw previously committed capital from our funds (where such withdrawal is permitted) or to not invest or commit capital to future funds as a result of their assessment of our approach to and consideration of the social cost of investments made by our funds. To the extent our access to capital from investors, including public pension funds, is impaired, we may not be able to maintain or increase the size of our funds or raise sufficient capital for new funds, which may adversely impact our revenues.

The transition to sustainable finance accelerates existing risks and raises new risks for our business that may impact our profitability and success. In particular, ESG matters have been the subject of increased focus by certain regulators, including in the US and the EU. A lack of harmonization globally in relation to ESG legal and regulatory reform leads to a risk of fragmentation in group level priorities as a result of the different pace of sustainability transition across global jurisdictions. This may create conflicts across our global business which could risk inhibiting our future implementation of, and compliance with, rapidly developing ESG standards and requirements. Failure to keep pace with sustainability transition could impact our competitiveness in the market and damage our reputation resulting in a material adverse effect on our business. In addition, failure to comply with applicable legal and regulatory changes in relation to ESG matters may attract increased regulatory scrutiny of our business, and could result in fines and/or other sanctions being levied against us.

The European Commission has proposed legislative reforms, which include, without limitation: (a) Regulation 2019/2088 regarding the introduction of transparency and disclosure obligations for investors, funds and asset managers in relation to ESG factors, for which most rules are proposed to take effect beginning on March 10, 2021; (b) a proposed regulation regarding the introduction of an EU-wide taxonomy of environmentally sustainable activities, which is proposed to take effect in a staggered approach beginning on January 1, 2022; and (c) amendments to existing regulations including MiFID II and AIFMD to embed ESG requirements. As a result of these legislative initiatives, we may be required to provide additional disclosure to investors in our funds with respect to ESG matters. This exposes us to increased disclosure risks, for example due to a lack of available or credible data, and the potential for conflicting disclosures may also expose us to an increased risk of misstatement litigation or miss-selling allegations. Failure to manage these risks could result in a material adverse effect on our business in a number of ways.

In the U.S., on June 23, 2020, the Department of Labor proposed a new rule intended to clarify the fiduciary requirements for investment managers of “plan assets” considering recent trends involving ESG investing. The proposed rule, if adopted, could cause a chilling effect on U.S. multi-investor pension plans investing in funds that have an ESG component, which includes some of our funds. Should these plan investors decide not to invest in our funds that have an ESG component, we may not be able to maintain or increase the size of these funds or raise sufficient capital for new funds that have an ESG component, which may adversely impact our revenues.

The short-term and long-term impact of the Basel III capital standards on our clients is uncertain.

In June 2011, the Basel Committee on Banking Supervision (“Basel Committee”), an international body comprised of senior representatives of bank supervisory authorities and central banks from 27 countries, including the United States, announced the final framework for a comprehensive set of capital and liquidity standards, commonly referred to as “Basel III,” for internationally active banking organizations and certain other types of financial institutions, which were revised in 2017. These standards generally require banks to hold more capital, predominantly in the form of common equity, than under the previous capital framework, reduce leverage and improve liquidity standards. U.S. federal banking regulators have adopted, and continue to adopt, final regulations to implement Basel III for U.S. banking organizations.

Some of our clients are subject to the Basel III standards. The ongoing adoption of rules related to Basel III and related standards could restrict the ability of these clients to maintain or increase their investments in our funds to the extent that such investments adversely impact their risk-weighted asset ratios. Our loss of these clients, or inability to raise additional investment amounts from these clients, may adversely impact our revenues.

Hedge fund investments are subject to numerous additional risks.

Investments by our funds in other hedge funds, as well as investments by our credit-focused, opportunistic and other hedge funds and similar products, are subject to numerous additional risks, including the following:

●	Certain of the underlying funds in which we invest are newly established funds without any operating history or are managed by management companies or general partners who may not have as significant track records as an independent manager.

●	Generally, the execution of these hedge funds’ investment strategies is subject to the sole discretion of the management company or the general partner of such funds.

●	Hedge funds may engage in speculative trading strategies, including short selling.

●	Hedge funds are exposed to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem or otherwise, thus causing the fund to suffer a loss.

●	Credit risk may arise through a default by one of several large institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by one institution causes a series of defaults by the other institutions.

●	The efficacy of investment and trading strategies depend largely on the ability to establish and maintain an overall market position in a combination of financial instruments. A hedge fund’s trading orders may not be executed in a timely and efficient manner due to various circumstances, including systems failures or human error. In such event, the funds might only be able to acquire some but not all of the components of the position, or if the overall position were to need adjustment, the funds might not be able to make such adjustment.

●	Hedge funds may make investments or hold trading positions in markets that are volatile and which may become illiquid. Timely divestiture or sale of trading positions can be impaired by decreased trading volume, increased price volatility, concentrated trading positions, limitations on the ability to transfer positions in highly specialized or structured transactions to which they may be a party, and changes in industry and government regulations. It may be impossible or costly for hedge funds to liquidate positions rapidly in order to meet margin calls, withdrawal requests or otherwise, particularly if there are other market participants seeking to dispose of similar assets at the same time or the relevant market is otherwise moving against a position or in the event of trading halts or daily price movement limits on the market or otherwise. For example, in 2008 many hedge funds, including some of our funds, experienced significant declines in value. In many cases, these declines in value were both provoked and exacerbated by margin calls and forced selling of assets. Moreover, certain of our funds of hedge funds were invested in third-party hedge funds that halted redemptions in the face of illiquidity and other issues, which precluded those funds of hedge funds from receiving their capital back on request.

●	Hedge fund investments are subject to risks relating to investments in commodities, futures, options and other derivatives, the prices of which are highly volatile and may be subject to the theoretically unlimited risk of loss in certain circumstances, including if the fund writes a call option.

As a result of their affiliation with us, our funds may from time to time be restricted from trading in certain securities (e.g., publicly traded securities issued by our current or potential portfolio companies). This may limit their ability to acquire and/or subsequently dispose of investments in connection with transactions that would otherwise generally be permitted in the absence of such affiliation.

Our fund investments in infrastructure assets may expose our funds to increased risks that are inherent in the ownership of real assets.

Investments in infrastructure assets may expose us to increased risks that are inherent in the ownership of real assets. For example:

●	Ownership of infrastructure assets may present risk of liability for personal and property injury or impose significant operating challenges and costs with respect to, for example, compliance with zoning, environmental or other applicable laws.

●	Infrastructure asset investments may face construction risks including shortages of suitable labor and equipment, adverse construction conditions and challenges in coordinating with public utilities, all of which could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of construction activities once undertaken. Certain infrastructure asset investments may remain in construction phases for a prolonged period and, accordingly, may not be cash generative for a prolonged period. Recourse against the contractor may be subject to liability caps or may be subject to default or insolvency on the part of the contractor.

●	The management of the business or operations of an infrastructure asset may be contracted to a third-party management company unaffiliated with us. Although it would be possible to replace any such operator, the failure of such an operator to adequately perform its duties or to act in ways that are in our best interest, or the breach by an operator of applicable agreements or laws, rules and regulations, could have an adverse effect on the investment’s financial condition and results of operations.

Infrastructure investments often involve an ongoing commitment to a municipal, state, federal or foreign government or regulatory agencies. The nature of these obligations expose us to a higher level of regulatory control than typically imposed on other businesses and may require us to rely on complex government licenses, concessions, leases or contracts, which may be difficult to obtain or maintain. Infrastructure investments may require operators to manage such investments and such operators’ failure to comply with laws, including prohibitions against bribing of government officials, may adversely affect the value of such investments and cause us serious reputational and legal harm. Revenues for such investments may rely on contractual agreements for the provision of services with a limited number of counterparties, and are consequently subject to counterparty default risk. The operations and cash flow of infrastructure investments are also more sensitive to inflation and, in certain cases, commodity price risk. Furthermore, services provided by infrastructure investments may be subject to rate regulations by government entities that determine or limit prices that may be charged. Similarly, users of applicable services or government entities in response to such users may react negatively to any adjustments in rates and thus reduce the profitability of such infrastructure investments.

Risks Related to Our Organizational Structure After the Business Combination

We are a “controlled company” within the meaning of the Nasdaq listing standards and, as a result, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

The Key Holders hold all of our Class C common stock, which prior to the Sunset Date will entitle such holders to cast the lesser of 10 votes per share and the Class C Share Voting Amount, the latter of which is generally a number of votes per share equal to (1) (x) an amount of votes equal to 75% of the aggregate voting power of our capital stock (including for this purpose any Includible Shares), minus (y) the total voting power of our capital stock (other than our Class C common stock) owned or controlled, directly or indirectly, by the Key Holders (including, any Includible Shares), divided by (2) the number of shares of our common stock then outstanding. As a result, the Key Holders control approximately 75% of the combined voting power of our common stock, and will control a majority of our voting power so long as the Class C common stock represents at least 9.1% of our total common stock. As a result of the Key Holders’ holdings, we are a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirement that (i) a majority of our board of directors consist of independent directors, (ii) we have a compensation committee that is composed entirely of independent directors and (iii) director nominees be selected or recommended to the board by independent directors.

We rely on certain of these exemptions. As a result, we do not have a compensation committee consisting entirely of independent directors and our directors will not be nominated or selected solely by independent directors. We may also rely on the other exemptions so long as we qualify as a controlled company. To the extent we rely on any of these exemption, holders of our Class A common stock will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

The multi-class structure of our common stock has the effect of concentrating voting power with our Chief Executive Officer, which will limit an investor’s ability to influence the outcome of important transactions, including a change of control.

Holders of shares of our Class A common stock will be entitled to cast one vote per share of Class A common stock while holders of shares of our Class C common stock will, (1) prior to the Sunset Date, be entitled to cast the lesser of (x) 10 votes per share and (y) the Class C Share Voting Amount and (2) from and after the Sunset Date, be entitled to cast one vote per share. The Key Holders control approximately 75% of the combined voting power of our common stock as a result of their ownership of all of our Class C common stock. Accordingly, while we do not intend to issue additional Class C common stock in the future, Mr. Sacks, through his control of GCM V, will be able to exercise control over all matters requiring our stockholders’ approval, including the election of our directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Mr. Sacks may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of shares of our Class A common stock.

We cannot predict the impact our multi-class structure may have on the stock price of our Class A common stock.

We cannot predict whether our multi-class structure will result in a lower or more volatile market price of Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell and S&P Dow Jones announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400 and S&P SmallCap 600, which together make up the S&P Composite 1500. Beginning in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under the announced policies, our multi-class capital structure would make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices will not be investing in our stock. These policies are still fairly new and it is as of yet unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from the indices, but it is possible that they may depress these valuations compared to those of other similar companies that are included. Because of our multi-class structure, we will likely be excluded from certain of these indices and we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from stock indices would likely preclude investment by many of these funds and could make shares of our Class A common stock less attractive to other investors. As a result, the market price of shares of our Class A common stock could be adversely affected.

Our only material asset is our interest in GCMH, and we are accordingly dependent upon distributions from GCMH to pay dividends, taxes and other expenses.

We are a holding company with no material assets other than our indirect ownership of equity interests in GCMH and certain deferred tax assets. As such, we do not have any independent means of generating revenue. We intend to cause GCMH to make distributions to its members, including us, in an amount at least sufficient to allow us to pay all applicable taxes, to make payments under the Tax Receivable Agreement with the TRA Parties (as defined below), and to pay our corporate and other overhead expenses. To the extent that we need funds, and GCMH is restricted from making such distributions under applicable laws or regulations, or is otherwise unable to provide such funds, it could materially and adversely affect our liquidity and financial condition.

We will be required to pay over to the GCMH Equityholders most of the tax benefits we receive from tax basis step-ups attributable to our acquisition of Grosvenor common units and certain other tax attributes, and the amount of those payments could be substantial.

We entered into a Tax Receivable Agreement with the GCMH Equityholders (the GCMH Equityholders, and their successors and assigns with respect to the Tax Receivable Agreement, the “TRA Parties”), pursuant to which we will generally pay them 85% of the amount of the tax savings, if any, that we realize (or, under certain circumstances, are deemed to realize) as a result of increases in tax basis (and certain other tax benefits) resulting from our acquisition of equity interests in GCMH (including in connection with the Business Combination, and with future exchanges of Grosvenor common units for Class A common stock or cash), from certain existing tax basis in the assets of GCMH and its Subsidiaries, and from certain deductions arising from payments made in connection with the Tax Receivable Agreement. The term of the Tax Receivable Agreement commenced upon the Closing, and will continue until all benefits that are subject to the Tax Receivable Agreement have been utilized or expired, subject to the potential acceleration of our obligations under the Tax Receivable Agreement that is discussed below. The Tax Receivable Agreement will make certain simplifying assumptions regarding the determination of the tax savings that we realize or are deemed to realize from applicable tax attributes (including use of an assumed state and local income tax rate), which may result in payments pursuant to the Tax Receivable Agreement in excess of those that would result if such assumptions were not made and therefore in excess of 85% of our actual tax savings.

The actual increases in tax basis arising from our acquisition of interests in GCMH, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending on a number of factors, including, but not limited to, the price of our Class A common stock at the time of the purchase or exchange, the timing of any future exchanges, the extent to which exchanges are taxable, the amount and timing of our income and the tax rates then applicable.

The TRA Parties will not reimburse us for any payments previously made if any covered tax benefits are subsequently disallowed, except that excess payments made to the TRA Parties will be netted against future payments that would otherwise be made under the Tax Receivable Agreement. It is possible that the Internal Revenue Service might challenge our tax positions claiming benefits with respect to the Basis Assets, or may make adjustments to our taxable income that would affect our liabilities pursuant to the Tax Receivable Agreement. We could make payments to the TRA Parties under the Tax Receivable Agreement that are greater than our actual tax savings and may not be able to recoup those payments, which could negatively impact our liquidity. The payments under the Tax Receivable Agreement are not conditioned upon any TRA Party’s continued ownership of us.

The Tax Receivable Agreement provides that in the case of certain changes of control, or at the election of a representative of the TRA Parties (the “TRA Party Representative”) upon a material breach of our obligations under the Tax Receivable Agreement or upon the occurrence of certain credit-related events, our obligations under the Tax Receivable Agreement will be accelerated. If our obligations under the Tax Receivable Agreement are accelerated, we will be required to make a payment to the TRA Parties in an amount equal to the present value of future payments under the Tax Receivable Agreement, calculated utilizing certain assumptions. Those assumptions will include the assumptions that the TRA Parties will have exchanged all of their Grosvenor common units, and that we will have sufficient taxable income to utilize any tax deductions arising from the covered tax attributes in the earliest year they become available. If our obligations under the Tax Receivable Agreement are accelerated, those obligations could have a substantial negative impact on our, or a potential acquiror’s liquidity, and could have the effect of delaying, deferring, modifying or preventing certain mergers, business combinations or other changes of control. These provisions could also result in situations where the TRA Parties have interests that differ from or are in addition to those of our other equityholders. In addition, we could be required to make payments under the Tax Receivable Agreement that are substantial, significantly in advance of any potential actual realization of such tax benefits, and in excess of our, or a potential acquiror’s, actual tax savings, and in some cases involving a change of control we could be required to make payments even in the absence of any actual increases in tax basis or benefit from existing tax basis.

In certain circumstances, GCMH will be required to make distributions to us and the GCMH Equityholders, and the distributions that GCMH will be required to make may be substantial and may be made in a manner that is not pro rata among the holders of Grosvenor common units.

GCMH is treated, and will continue to be treated, as a partnership for U.S. federal income tax purposes and, as such, generally is not subject to U.S. federal income tax. Instead, its taxable income is generally allocated to its members, including us. Pursuant to the A&R LLLPA, GCMH will make cash distributions, or tax distributions, to the members, including us, calculated using an assumed tax rate, to provide liquidity to its members to pay taxes on such member’s allocable share of the cumulative taxable income, reduced by cumulative taxable losses. Under applicable tax rules, GCMH will be required to allocate net taxable income disproportionately to its members in certain circumstances. Because tax distributions may be made on a pro rata basis to all members and such tax distributions may be determined based on the member who is allocated the largest amount of taxable income on a per Grosvenor common unit basis and an assumed tax rate that is the highest tax rate applicable to any member, GCMH may be required to make tax distributions that, in the aggregate, exceed the amount of taxes that GCMH would have paid if it were taxed on its net income at the assumed rate.

As a result of (i) potential differences in the amount of net taxable income allocable to us and to the GCMH Equityholders, (ii) the lower tax rate applicable to corporations than individuals and (iii) the use of an assumed tax rate in calculating GCMH’s distribution obligations, we may receive distributions significantly in excess of our tax liabilities and obligations to make payments under the Tax Receivable Agreement. If we do not distribute such cash balances as dividends on our Class A common stock and instead, for example, hold such cash balances or lend them to GCMH, the GCMH Equityholders would benefit from any value attributable to such accumulated cash balances as a result of their right to acquire shares of our Class A common stock or, at our election, an amount of cash equal to the fair market value thereof, in exchange for their Grosvenor common units. We will have no obligation to distribute such cash balances to our stockholders, and no adjustments will be made to the consideration provided to an exchanging holder in connection with a direct exchange or redemption of Grosvenor common units under the A&R LLLPA as a result of any retention of cash by us.

The A&R LLLPA provides Holdings with an option to reduce the pro rata tax distributions otherwise required to be made to the members of GCMH, provided that in no event may the amount of such tax distributions be reduced below the amount required to permit us to pay our actual tax liabilities and obligations under the Tax Receivable Agreement. If the tax liabilities of the GCMH Equityholders attributable to allocations from GCMH (calculated utilizing assumptions similar to those described above) are in excess of the reduced pro rata tax distributions made to the members of GCMH, then GCMH will generally make non-pro rata tax distributions to such members in an amount sufficient to permit them to pay such tax liabilities. Any such non-pro rata tax distributions would be treated as advances against other distributions to which the applicable members would be entitled under the A&R LLLPA. In addition, if any such advances have not been recouped via offset against other distributions from GCMH at the time that associated Grosvenor common units are transferred (including as a result of a direct exchange or redemption of Grosvenor common units under the A&R LLLPA) then the applicable transferring member will generally be required to repay the amount of the advance associated with such Grosvenor common units within fifteen days following the transfer. This arrangement could result in the members of GCMH (other than us) receiving cash via tax distributions in a manner that is not pro rata with, and that is in advance of, cash distributions made to us. No interest will be charged with respect to any such tax distributions that are treated as advances to members of GCMH other than us.

We may bear certain tax liabilities that are attributable to audit adjustments for taxable periods (or portions thereof) ending prior to the Business Combination, or that are disproportionate to our ownership interest in GCMH in the taxable period for which the relevant adjustment is imposed.

Pursuant to certain provisions of the Code enacted as part of the Bipartisan Budget Act of 2015 (such provisions, the “Partnership Tax Audit Rules”), partnerships (and not the partners of the partnerships) can be subject to U.S. federal income taxes (and any related interest and penalties) resulting from adjustments made pursuant to an IRS audit or judicial proceedings to the items of income, gain, loss, deduction, or credit shown on the partnership’s tax return (or how such items are allocated among the partners), notwithstanding the fact that absent such adjustments liability for taxes on partnership income is borne by the partners rather than the partnership.

Under the Partnership Tax Audit Rules, a partnership’s liability for taxes may be reduced or avoided in certain circumstances depending on the status or actions of its partners. For example, if partners agree to amend their tax returns and pay the resulting taxes, the partnership’s liability can be reduced. Partnerships also may be able to make elections to “push out” the tax liability resulting from the adjustment to the persons who were partners in the prior taxable year that is the subject of the adjustment, and, as a result, avoid having the relevant liability paid at the partnership-level and instead be borne by the persons who are partners at the time the relevant liability is paid.

Holdings is entitled to direct whether or not GCMH or its subsidiaries will make the “push out” election described above for adjustments attributable to taxable periods (or portions thereof) ending on or prior to the date of the Business Combination, and whether any such entity will pay any applicable liability at the entity level. Furthermore, although the Partnership Tax Audit Rules generally apply only to adjustments with respect to 2018 and later years, Holdings is entitled to direct GCMH to elect the application of these rules to 2016 and 2017. The provisions of the A&R LLLPA will prohibit GCMH from seeking indemnification or other recoveries from the GCMH Equityholders in respect of such liabilities. With respect to Holdings’ exercise of this authority, Holdings’ interests will generally differ from the interests of our other shareholders. Moreover, with respect to taxable periods beginning after the Business Combination, there is no requirement that GCMH or any of its subsidiaries make any “push-out” election. We accordingly may be required to bear a share of any taxes, interest, or penalties associated with any adjustments to applicable tax returns that exceeds our proportionate share of such liabilities based on our ownership interest in GCMH in the taxable period for which such adjustments are imposed (including periods prior to the effective date of the Business Combination during which we had no interest in GCMH), which could have an adverse effect on our operating results and financial condition.

If we were deemed an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”), applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

An issuer will generally be deemed to be an “investment company” for purposes of the Investment Company Act if:

●	it is an “orthodox” investment company because it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or

●	it is an inadvertent investment company because, absent an applicable exemption, it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an un basis.

We believe that we are engaged primarily in the business of providing asset management services and not primarily in the business of investing, reinvesting or trading in securities. We hold ourselves out as an asset management firm and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that we are, or that GCM LLC or GCMH is, an “orthodox” investment company as described in the first bullet point above. Furthermore, we treat GCM LLC and GCMH as majority-owned subsidiaries for purposes of the Investment Company Act, and each of GCM LLC and GCMH treats its registered investment adviser subsidiaries as majority-owned subsidiaries for purposes of the Investment Company Act. Therefore, we believe that less than 40% of our total assets (exclusive of U.S. government securities and cash items) on an un basis comprise assets that could be considered investment securities. Accordingly, we do not believe that we, GCM LLC or GCMH will be an inadvertent investment company by virtue of the 40% inadvertent investment company test as described in the second bullet point above. In addition, we believe we will not be an investment company under section 3(b)(1) of the Investment Company Act because we will be primarily engaged in a non-investment company business.

The Investment Company Act and the rules thereunder contain detailed parameters for the organization and operations of investment companies. Among other things, the Investment Company Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, prohibit the issuance of stock options, and impose certain governance requirements. We intend to continue to conduct our operations so that we will not be deemed to be an investment company under the Investment Company Act. However, if anything were to happen that would cause us to be deemed to be an investment company under the Investment Company Act, requirements imposed by the Investment Company Act, including limitations on our capital structure, ability to transact business with affiliates (including GCMH) and ability to compensate key employees, could make it impractical for us to continue our business as currently conducted, impair the agreements and arrangements between and among GCMH, us or our senior management team, or any combination thereof and materially and adversely affect our business, financial condition and results of operations.

A change of control of our Company could result in an assignment of our investment advisory agreements.

Under the Advisers Act, each of the investment advisory agreements for the funds and other accounts we manage must provide that it may not be assigned without the consent of the particular fund or other client. An assignment may occur under the Advisers Act if, among other things, GCMH undergoes a change of control. From and after the Sunset Date, each share of Class C common stock will entitle the record holder thereof to one vote per share instead of potentially multiple votes per share and the Key Holders will no longer control the appointment of directors or be able to direct the vote on all matters that are submitted to our stockholders for a vote. Prior to the Sunset Date, Mr. Sacks, the beneficial holder of approximately 75% of the combined voting power of our common stock as of the Closing through his ownership of GCM V, may die or become disabled. These events could be deemed a change of control of GCMH, and thus an assignment. If such an assignment occurs, we cannot be certain that GCMH will be able to obtain the necessary consents from our funds and other clients, which could cause us to lose the management fees and performance fees we earn from such funds and other clients.

Because members of our senior management team will hold most or all of their economic interest in GCMH through other entities, conflicts of interest may arise between them and holders of shares of our Class A common stock or us.

Because members of our senior management team hold most or all of their economic interest in GCMH directly through holding companies rather than through ownership of shares of our Class A common stock, they may have interests that will not align with, or conflict with, those of the holders of our Class A common stock or with us. For example, members of our senior management team may have different tax positions from those of our company and/or our Class A common stockholders, which could influence their decisions regarding whether and when to enter into certain transactions or dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate the obligations thereunder. In addition, the structuring of future transactions and investments may take into consideration the members’ tax considerations even where no similar benefit would accrue to us.

Following the Business Combination, we expect to continue to pay dividends to our stockholders, but our ability to do so is subject to the discretion of our board of directors and may be limited by our holding company structure and applicable provisions of Delaware law.

Although we expect to pay cash dividends to our stockholders following the Business Combination, our board of directors may, in its discretion, increase or decrease the level of dividends or discontinue the payment of dividends entirely. In addition, as a holding company, we are dependent upon the ability of GCMH to generate earnings and cash flows and distribute them to us so that we may pay our obligations and expenses (including our taxes and payments under the Tax Receivable Agreement) and pay dividends to our stockholders. We expect to cause GCMH to make distributions to its members, including us. However, the ability of GCMH to make such distributions will be subject to its operating results, cash requirements and financial condition, restrictive covenants in our debt instruments and applicable Delaware law (which may limit the amount of funds available for distribution to its members). Our ability to declare and pay dividends to our stockholders is likewise subject to Delaware law (which may limit the amount of funds available for dividends). If, as a consequence of these various limitations and restrictions, we are unable to generate sufficient distributions from our business, we may not be able to make, or may be required to reduce or eliminate, the payment of dividends on our Class A common stock.

Risks Related to Being a Public Company

Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Additionally, once we no longer qualify as an “emerging growth company,” we will be required to have our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. An adverse report may be issued in the event our independent registered public accounting firm is not satisfied with the level at which our controls are documented, designed or operating.

A material weakness is a deficiency, or combination of deficiencies, in internal controls, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented, or detected and corrected on a timely basis. A significant deficiency is a deficiency, or combination of deficiencies, in internal controls that is less severe than a material weakness, yet important enough to merit attention by those charged with governance. When evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is ineffective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, we could fail to meet our reporting obligations or be required to restate our financial statements for prior periods. Investors may also lose confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock and warrants could be negatively affected, and we could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources.

We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our Class A common stock less attractive to investors.

We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including:

●	not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;

●	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation or golden parachute payments not previously approved.

Our status as an emerging growth company will end as soon as any of the following takes place:

●	the last day of the fiscal year in which we have more than $1.07 billion in annual revenue;

●	the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates;

●	the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or

●	the last day of the fiscal year ending after the fifth anniversary of CFAC’s initial public offering.

We cannot predict if investors will find our securities less attractive if we choose to rely on any of the exemptions afforded emerging growth companies. If some investors find our securities stock less attractive because we rely on any of these exemptions, there may be a less active trading market for our securities and the market price of those securities may be more volatile.

Further, the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company, which is neither an emerging growth company nor a company that has opted out of using the extended transition period difficult because of the potential differences in accounting standards used.

A significant portion of our total outstanding shares of our Class A common stock (or shares of our Class A common stock that may be issued in the future pursuant to the exchange or redemption of Grosvenor common units) are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our Class A common stock to drop significantly, even if our business is doing well.

Subject to certain exceptions, pursuant to the Stockholders’ Agreement, the voting parties are contractually restricted during the Lock-up Period from transferring any lock-up shares; provided that each of the voting parties may transfer one-third of their lock-up shares during the period beginning on the first anniversary of the Closing Date and ending on the second anniversary of the Closing Date and an additional one-third of their lock-up shares during the period beginning on the second anniversary of the Closing Date and ending on the third anniversary of the Closing Date). Additionally, subject to certain exceptions, pursuant to the Sponsor Support Agreement, the Sponsor is contractually restricted during the Lock-Up Period from transferring any lock-up shares; provided that the Sponsor may transfer one-third of the number of lock-up shares beneficially owned by the Sponsor as of immediately following the Closing during the period beginning on the first anniversary of the Closing Date and ending 180 days following the first anniversary of the Closing Date.

Following the expiration of the Lock-up Period, neither the voting parties nor the Sponsor will be restricted from selling shares of our Class A common stock held by them or that may be received by them in exchange for Grosvenor common units, our Class C common stock or warrants, as the case may be, other than by applicable securities laws. As such, sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock.

As restrictions on resale end and registration statements for the sale of shares of our Class A common stock and warrants by the parties to the Registration Rights Agreement are available for use, the sale or possibility of sale of these shares of Class A common stock and warrants could have the effect of increasing the volatility in the market price of our Class A common stock or warrants, or decreasing the market price itself.

Warrants will become exercisable for our Class A common stock, which will increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

There are 23,893,798 outstanding warrants to purchase 23,893,798 shares of our Class A common stock at an exercise price of $11.50 per share, which warrants will become exercisable 30 days following the Closing. To the extent such warrants are exercised, additional shares of our Class A common stock will be issued, which will result in dilution to the holders of our Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Class A common stock.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 65% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without a warrant holder’s approval.

Our warrants are issued in registered form under a warrant agreement (the “Warrant Agreement”) with Continental Stock Transfer & Trust Company, as warrant agent. The Warrant Agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or Class A common stock, shorten the exercise period or decrease the number of shares of Class A common stock purchasable upon exercise of a warrant.

Registration of the shares of our Class A common stock issuable upon exercise of the warrants under the Securities Act may not be in place when an investor desires to exercise warrants.

Under the terms of the Warrant Agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the Closing, we will use our commercially reasonable best efforts to file with the SEC a registration statement for the registration under the Securities Act of the shares of our Class A common stock issuable upon exercise of the warrants and thereafter will use our commercially reasonable best efforts to cause the same to become effective within 60 business days following the Business Combination and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the Warrant Agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, and in the event we do not so elect, we will use our commercially reasonable best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares of Class A common stock upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of our Class A common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of our Class A common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our commercially reasonable best efforts to register or qualify such shares of Class A common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us in CFAC’s initial public offering. Redemption of the outstanding warrants could force you to: (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

None of the warrants issued to the Sponsor in a private placement that occurred concurrently with CFAC’s initial public offering will be redeemable by us so long as they are held by the Sponsor or its permitted transferees.

Provisions in our organizational documents and certain rules imposed by regulatory authorities may delay or prevent our acquisition by a third-party.

Our certificate of incorporation and bylaws contain several provisions that may make it more difficult or expensive for a third-party to acquire control of us without the approval of our board of directors. These provisions, which may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that stockholders may consider favorable, include the following:

●	the fact that the our Class C common stock may be entitled to multiple votes per share until (i) such share of Class C common stock is canceled/redeemed for no consideration upon, subject to certain exceptions, (ii) the disposition of (a) the Grosvenor common units and (b) the shares of Class A common stock (as a result of a redemption of Grosvenor common units) paired with such Class C common stock, as applicable, and (iii) with respect to all shares of Class C common stock, the Sunset Date;

●	the sole ability of directors to fill a vacancy on the board of directors;

●	advance notice requirements for stockholder proposals and director nominations;

●	after we no longer qualify as a “controlled company” under Nasdaq Listing Rule 5605(c)(1), provisions limiting stockholders’ ability to call special meetings of stockholders, to require special meetings of stockholders to be called and to take action by written consent; and

●	the ability of our governing body to designate the terms of and issue new series of preferred stock without stockholder approval, which could be used, among other things, to institute a rights plan that would have the effect of significantly diluting the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our governing body.

These provisions of our certificate of incorporation and bylaws could discourage potential takeover attempts and reduce the price that investors might be willing to pay for shares of our Class A common stock in the future, which could reduce the market price of our Class A common stock.

In the event of a merger, consolidation or tender or exchange offer, holders of our Class A common stock will not be entitled to receive excess economic consideration for their shares over that payable to the holders of our Class B common stock.

No shares of our Class B common stock, the primary purpose of which is to be available for issuance in connection with acquisitions, joint ventures, investments or other commercial arrangements, are issued and outstanding. If we choose to issue Class B common stock in the future, the holders of our Class A common stock will not be entitled to receive economic consideration for their shares in excess of that payable to the holders of the then outstanding shares of our Class B common stock in the event of a merger, consolidation or tender or exchange offer, even though our Class B common stock does not have the right to vote. This would result in a lesser payment to the holders of Class A common stock than if there are no shares of Class B common stock outstanding at the time of such merger, consolidation or tender or exchange offer.

The provisions of our certificate of incorporation requiring exclusive forum in the Court of Chancery of the State of Delaware and the federal district courts of the United States for certain types of lawsuits may have the effect of discouraging lawsuits against its directors and officers.

Our certificate of incorporation provides that, to the fullest extent permitted by law, and unless we provide notice in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of its directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our certificate of incorporation or bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (iv) any action asserting a claim governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Our certificate of incorporation further provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. By becoming a stockholder in our company, you will be deemed to have notice of and consented to the exclusive forum provisions of our certificate of incorporation. There is uncertainty as to whether a court would enforce such a provision relating to causes of action arising under the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Notwithstanding the foregoing, our certificate of incorporation will provide that the exclusive forum provisions will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

These provisions may have the effect of discouraging lawsuits against our directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in the proposed certificate of incorporation to be inapplicable or unenforceable in such action.

If we were to convert into a public benefit corporation, its status as such may not result in the benefits that we anticipate.

Pursuant to our certificate of incorporation, our board of directors has the option to, without prior notice to our stockholders, cause us to convert into a Delaware public benefit corporation in order to demonstrate our commitment to environmental, social and governance issues facing societies. If we were to convert into a public benefit corporation, we would be required to balance the financial interests of our stockholders with the best interests of those stakeholders materially affected by our conduct, including particularly those affected by the specific benefit purposes set forth in our certificate of incorporation. In addition, there is no assurance that the expected positive impact from being a public benefit corporation would be realized. Accordingly, being a public benefit corporation and complying with the related obligations could negatively impact our ability to provide the highest possible return to our stockholders.

General Risk Factors

Rapidly developing and changing privacy laws and regulations could increase compliance costs and subject us to enforcement risks and reputational damage.

We are subject to various risks and costs associated with the collection, processing, storage and transmission of personal data and other sensitive and confidential information. Personal data is information that can be used to identify a natural person, including names, photos, email addresses, or computer IP addresses. This data is wide ranging and relates to our clients, employees, counterparties and other third parties. Our compliance obligations include those relating to state laws, such as the California Consumer Privacy Act (“CCPA”), which provides for enhanced privacy protections for California residents, a private right of action for data breaches and statutory fines and damages for data breaches or other CCPA violations, as well as well as a requirement of “reasonable” cybersecurity. We are also required to comply with foreign data collection and privacy laws in various non-U.S. jurisdictions in which we have offices or conduct business, including the GDPR, which applies to all organizations processing or holding personal data of EU data subjects (regardless of the organization’s location) as well as to organizations outside the EU that offer goods or services in the EU, or that monitor the behavior of EU data subjects. Compliance with the GDPR requires us to analyze and evaluate how we handle data in the ordinary course of business, from processes to technology. EU data subjects need to be given full disclosure about how their personal data will be used and stored. In that connection, consent must be explicit and companies must be in a position to delete information from their global systems permanently if consent were withdrawn. Financial regulators and data protection authorities throughout the EU have broad audit and investigatory powers under the GDPR to probe how personal data is being used and processed. In addition, some countries and states are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services. There are currently a number of proposals pending before federal, state, and foreign legislative and regulatory bodies.

While we have taken various measures to help ensure that our policies, processes and systems are in compliance with our obligations, any inability, or perceived inability, to adequately address privacy concerns, or comply with applicable laws or other legal obligations, even if unfounded, could result in significant regulatory and third-party liability, increased costs, disruption of our business and operations, and a loss of client confidence and other reputational damage. Furthermore, as new privacy-related laws and regulations are implemented, the time and resources needed for us to seek compliance with such laws and regulations continues to increase.

The market price and trading volume of our securities may be volatile and could decline significantly following the Business Combination.

Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our Class A common stock and warrants in spite of our operating performance. We cannot assure you that the market price of our Class A common stock and warrants will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:

●	the realization of any of the risk factors presented in this Quarterly Report on Form 10-Q;

●	reductions or lack of growth in our assets under management, whether due to poor investment performance by our funds or redemptions by investors in our funds;

●	difficult global market and economic conditions;

●	loss of investor confidence in the global financial markets and investing in general and in alternative asset managers in particular;

●	competitively adverse actions taken by other fund managers with respect to pricing, fund structure, redemptions, employee recruiting and compensation;

●	inability to attract, retain or motivate our active executive managing directors, investment professionals, managing directors or other key personnel;

●	inability to refinance or replace the Senior Secured Credit Facilities either on acceptable terms or at all;

●	adverse market reaction to indebtedness we may incur, securities we may grant under our 2020 Plan or otherwise, or any other securities we may issue in the future, including shares of our Class A common stock;

●	unanticipated variations in our quarterly operating results or dividends;

●	failure to meet securities analysts’ earnings estimates;

●	publication of negative or inaccurate research reports about us or the asset management industry or the failure of securities analysts to provide adequate coverage of our Class A common stock in the future;

●	changes in market valuations of similar companies;

●	speculation in the press or investment community about our business;

●	additional or unexpected changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters;

●	increases in in compliance or enforcement inquiries and investigations by regulatory authorities, including as a result of regulations mandated by the Dodd-Frank Act and other initiatives of various regulators that have jurisdiction over us related to the alternative asset management industry; and

●	adverse publicity about the alternative asset management industry.

In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

The obligations associated with being a public company will involve significant expenses and will require significant resources and management attention, which may divert from our business operations.

As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires the filing of annual, quarterly and current reports with respect to a public company’s business and financial condition. The Sarbanes-Oxley Act requires, among other things, that a public company establish and maintain effective internal control over financial reporting. As a result, we will incur significant legal, accounting and other expenses that GCMH did not incur prior to the Business Combination. Our management team and many of our other employees will need to devote substantial time to compliance, and may not effectively or efficiently manage our transition into a public company.

These rules and regulations will result in us incurring substantial legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations will likely make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

We may be subject to securities class action litigation, which may harm our business, financial condition and results of operations.

Companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and damages, and divert management’s attention from other business concerns, which could seriously harm our business, financial condition and results of operations.

We may also be called on to defend ourselves against lawsuits relating to our business operations. Some of these claims may seek significant damage amounts due to the nature of our business. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such proceedings. A future on-payment outcome in a legal proceeding could have an adverse impact on our business, financial condition and results of operations. In addition, current and future litigation, regardless of its merits, could result in substantial legal fees, settlement or judgment costs and a diversion of management’s attention and resources that are needed to successfully run our business.

An active trading market for our securities may not develop or be maintained.

We can provide no assurance that an active trading market for our Class A common stock and warrants will develop, or, if such a market develops, that we will be able to maintain an active trading market for those securities on Nasdaq or any other exchange in the future. If an active market for our securities does not develop or is not maintained, or if we fail to satisfy the continued listing standards of Nasdaq for any reason and our securities are delisted, it may be difficult for our security holders to sell their securities without depressing the market price for the securities or at all. An inactive trading market may also impair our ability to both raise capital by selling shares of capital stock and acquire other complementary products, technologies or businesses by using our shares of capital stock as consideration.

Securities analysts may not publish favorable research or reports about our business or may publish no information at all, which could cause our stock price or trading volume to decline.

The trading market for our securities will be influenced to some extent by the research and reports that industry or financial analysts publish about us and our business. We will not control these analysts, and the analysts who publish information about our company may have relatively little experience with us or our industry, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us provide inaccurate or on-payment research or issue an adverse opinion regarding our stock price, our stock price could decline. If one or more of these analysts cease coverage of us or fail to publish reports covering us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
2.1	Transaction Agreement, dated as of August 2, 2020, by and among CF Finance Acquisition Corp., CF Finance Intermediate Acquisition, LLC, CF Finance Holdings, LLC, Grosvenor Holdings, L.L.C., Grosvenor Capital Management holdings, LLLP, GCM Management, LLC, Grosvenor Holdings II, LLC, GCMH GP, L.L.C., GCM V, LLC and GCM Grosvenor Inc.	S-4	333-242297	2.1	08/07/2020
3.1	Amended and Restated Certificate of Incorporation of GCM Grosvenor Inc.	8-K	001-39716	3.1	11/20/2020
3.2	Amended and Restated Bylaws of GCM Grosvenor Inc.	8-K	001-39716	3.2	11/20/2020
10.1	Form of Subscription Agreement, by and between GCM Grosvenor Inc. and the undersigned subscriber party thereto.					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GCM GROSVENOR INC.

Date: November 20, 2020	By:	/s/ Michael J. Sacks
Michael J. Sacks
Chief Executive Officer
(Principal Executive Officer)

Date: November 20 2020	By:	/s/ Jonathan R. Levin
Jonathan R. Levin
President
(Principal Financial Officer)