Form 10-Q/A
period 2020-09-30
GCM Grosvenor Inc.
filed 2020-11-25
CIK 1819796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

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

As of November 18, 2020, there were 39,914,862 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding and 144,235,246 shares of the registrant’s Class C common stock, par value $0.0001 per share, outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) is being filed for the purpose of amending the number of shares of Class A common stock outstanding on the cover page of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020, which was filed with the Securities and Exchange Commission on November 20, 2020 (the “Original Filing”). Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we are also including Item 6 of Part II, solely to file the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 with this Amendment. Other than the changes to the cover page, no other changes have been made to the Original Filing.

PART II – OTHER INFORMATION

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a).					*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GCM GROSVENOR INC.

Date: November 25, 2020	By:	/s/ Michael J. Sacks
Michael J. Sacks
Chief Executive Officer
(Principal Executive Officer)

Date: November 25, 2020	By:	/s/ Jonathan R. Levin
Jonathan R. Levin
President
(Principal Financial Officer)