Form 10-K
period 2020-12-31
GCM Grosvenor Inc.
filed 2021-03-12
CIK 1819796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-39716
__________________________________
GCM Grosvenor Inc.
(Exact Name of Registrant as Specified in Its Charter)
__________________________________

Delaware	85-2226287
(State of Incorporation)	(IRS Employer Identification No.)
900 North Michigan Avenue, Suite 1100 Chicago, IL	60611
(Address of principal executive offices)	(Zip Code)
312-506-6500
Registrant's telephone number, including area code
__________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	GCMG	The Nasdaq Stock Market LLC
Warrants to purchase shares of Class A common stock	GCMGW	The Nasdaq Stock Market LLC
Securities registered pursuant to section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date. As of March 9, 2021, there were 41,603,993 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding and 144,235,246 shares of the registrant’s Class C common stock, par value $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

BASIS OF PRESENTATION

As used in this Annual Report on Form 10-K, unless as the context requires otherwise, as used herein, references to “GCM,” the “Company,” “we,” “us,” and “our,” and similar references refer collectively to GCM Grosvenor Inc. and its consolidated subsidiaries.

Unless the context otherwise requires, references in this Annual Report on Form 10-K to:

•“A&R LLLPA” are to the Fifth Amended and Restated Limited Liability Limited Partnership Agreement of GCMH;
•“AUM” are to assets under management;
•“Business Combination” or “Transaction” are to the transactions contemplated by the Transaction Agreement;
•“Business Combination Lock-up Period” are to (a) with respect to the voting parties, the period beginning on the Closing Date and ending on the date that is the 3rd anniversary of the Closing Date and (b) with respect to the CF Sponsor, the period beginning on the Closing Date and ending on the date that is the 18th month anniversary of the Closing Date;
•“Bylaws” are to our Amended and Restated Bylaws;
•“CAGR” are to compound annual growth rate;
•“CFAC” are to CF Finance Acquisition Corp., a Delaware corporation;
•“CF Investor” are to CF GCM Investor, LLC, a Delaware limited liability company;
•“CF Sponsor” are to CF Finance Holdings, LLC, a Delaware limited liability company;
•“Charter” are to our Amended and Restated Certificate of Incorporation;
•“Class C Share Voting Amount” are to the “Class C Share Voting Amount,” as such term is defined in our Charter, which is generally a number of votes per share equal to (1) (x) an amount of votes equal to 75% of the aggregate voting power of our outstanding capital stock (including for this purpose any Includible Shares), minus (y) the total voting power of our outstanding capital stock (other than the Class C common stock) owned or controlled, directly or indirectly, by the Key Holders (including any Includible Shares), divided by (2) the number of shares of Class C common stock then outstanding;
•“clients” are to persons who invest in our funds, even if such persons are not deemed clients of our registered investment adviser subsidiaries for purposes of the Investment Advisers Act 1940, as amended;
•“Closing” are to the consummation of the Business Combination;
•“Closing Date” are to November 17, 2020;
•“Code” are to the U.S. Internal Revenue Code of 1986, as amended;
•“Class A common stock” are to our Class A common stock, par value $0.0001 per share;
•“Class B common stock” are to our Class B common stock, par value $0.0001 per share;
•“Class C common stock” are to our Class C common stock, par value $0.0001 per share;
•“FPAUM” are to fee-paying AUM;
•“GCM Companies” are to GCM LLC and GCMH;
•“GCMG” are to GCM Grosvenor Inc., which was incorporated in Delaware as a wholly owned subsidiary of Grosvenor Capital Management Holdings, LLLP, formed for the purpose of completing the Transaction. Pursuant to the Transaction, Grosvenor Capital Management Holdings, LLLP cancelled its shares in GCM Grosvenor Inc. no longer making GCM Grosvenor Inc. a wholly owned subsidiary of Grosvenor Capital Management Holdings, LLLP; “GCM Grosvenor” are to GCMH, its subsidiaries, and GCM, LLC;
•“GCM LLC” are to GCM, L.L.C., a Delaware limited liability company;
•“GCM private placement warrants” are to the warrants for Class A common stock (which are in identical form of private placement warrants but in the name of GCM Grosvenor Inc.);
•“GCM V” are to GCM V, LLC, a Delaware limited liability company;
•“GCMH” are to Grosvenor Capital Management Holdings, LLLP, a Delaware limited liability limited partnership;

•“GCMH Consideration” refers to the consideration of $1.00 for the general partnership interest of GCMH plus $1,470,375 for the GCM Class B-1 common units previously held by GCMHGP LLC and paid by IntermediateCo to Holdings in connection with the Business Combination;
•“GCM Funds” and “our funds” are to GCM Grosvenor’s specialized funds and customized separate accounts;
•“GCMHGP LLC” are to GCMH GP, L.L.C., a Delaware limited liability company;
•“GCMH Equityholders” are to Holdings, Management LLC and Holdings II;
•“GCMLP” are to Grosvenor Capital Management, L.P., an Illinois limited partnership;
•“Grosvenor common units” are to units of partnership interests in GCMH entitling the holder thereof to the distributions, allocations, and other rights accorded to holders of partnership interests in GCMH following the Grosvenor Redomicile and LLLPA Amendment;
•“H&F Parties” are to HCFP VI AIV, L.P., H&F Chicago AIV I, L.P., and Hellman & Friedman Capital Executives VI, L.P;
•“Holdings” are to Grosvenor Holdings, L.L.C., an Illinois limited liability company;
•“Holdings II” are to Grosvenor Holdings II, L.L.C., a Delaware limited liability company;
•“Includible Shares” are to any shares of our voting stock issuable in connection with the exercise (assuming, solely for this purpose, full exercise and not net exercise) of all outstanding options, warrants, exchange rights, conversion rights or similar rights to receive voting stock of GCM Grosvenor Inc., in each case owned or controlled, directly or indirectly, by the Key Holders, but excluding the number of shares of Class A common stock issuable in connection with the exchange of Grosvenor common units, as a result of any redemption or direct exchange of Grosvenor common units effectuated pursuant the A&R LLLPA;
•“IntermediateCo” are to GCM Grosvenor Holdings, LLC (formerly known as CF Finance Intermediate Acquisition, LLC), a Delaware limited liability company;
•Key Holders” are to Michael J. Sacks, GCM V and the GCMH Equityholders;
•“lock-up shares” are to (a) with respect to the CF Sponsor, the shares of CFAC common stock held by the CF Sponsor on the Closing Date or received by CF Sponsor in connection with the Business Combination, any warrants to purchase shares of CFAC common stock held by the CF Sponsor on the Closing Date or received by CF Sponsor in connection with the Business Combination, and any shares of CFAC common stock issued to the CF Sponsor upon exercise of any such warrants to purchase CFAC common stock and (b) with respect to the voting parties, (i) the shares of our common stock received by the voting parties on the Closing Date, (ii) any shares of our common stock received by any voting party after the Closing Date pursuant to a direct exchange or redemption of Grosvenor common units held as of the Closing Date under the A&R LLLPA and (iii) the GCM private placement warrants held by the voting parties as of the Closing Date and any shares of our common stock issued to the voting parties upon exercise thereof;
•“Management LLC” are to GCM Grosvenor Management, LLC, a Delaware limited liability company;
•“Mosaic” are to Mosaic Acquisitions 2020, L.P.;
•“Mosaic Transaction” are to a transaction, effective January 1, 2020, by which GCMH and its affiliates transferred certain indirect partnerships interests related to historical investment funds managed by GCMH and its affiliates to Mosaic;
•“NAV” are to net asset value;
•“Option Agreement” are to that certain Option Agreement, dated as of October 5, 2017, by and among Holdings and the H&F Parties;
•“Option Consideration” are to the consideration of $110,167,894.55, minus the purchase price payable to the H&F Parties by IntermediateCo under the Option Agreement;
•“Option Conveyance” are to the assignment, immediately following the Business Combination, by Holdings and assumption by IntermediateCo of all right, title and interest in and to the Option Agreement in exchange for the Option Consideration and the private placement of GCM warrants;
•“PIPE Investors” are to the qualified institutional buyers and accredited investors that agreed to purchase shares of Class A common stock in a private placement in connection with the execution of the Transaction Agreement and the Business Combination;

•“Registration Rights Agreement” are to that certain Amended and Restated Registration Rights Agreement to be entered into by and among us, the CF Sponsor, the GCMH Equityholders and the PIPE Investors;
•“Sponsor Support Agreement” are to that certain Sponsor Support Agreement, dated as of August 2, 2020, by and among the CF Sponsor, CFAC, GCMH and Holdings;
•“Stockholders’ Agreement” are to that certain Stockholders’ Agreement to be entered into by and among us, the GCMH Equityholders and GCM V;
•“Sunset Date” are to the date the GCMH Equityholders beneficially own a number of voting shares representing less than 20% of the number of shares of Class A common stock beneficially owned by the GCMH Equityholders immediately following the Closing Date (assuming, for this purpose, that all outstanding Grosvenor common units are and were exchanged at the applicable measurement time by the GCMH Equityholders for shares of Class A common stock in accordance with the A&R LLLPA and without regard to the lock-up or any other restriction on exchange);
•“Transaction Agreement” are to the definitive transaction agreement, dated as of August 2, 2020, by and among CFAC, IntermediateCo, the CF Sponsor, GCMH, the GCMH Equityholders, GCMHGP LLC, GCM V and us;
•“underlying funds” are to the investment vehicles managed by third-party investment managers in which GCM Funds invest;
•“voting party” are to GCM V and the GCMH Equityholders;
•“voting shares” are to our securities that are beneficially owned by a voting party that may be voted in the election of our directors, including any and all of our securities acquired and held in such capacity subsequent to the date of the Transaction Agreement; and
•“Warrant Agreement” are to that certain Warrant Agreement, dated as of December 12, 2018, between Continental Stock Transfer & Trust Company and CFAC.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including, but not limited to, statements regarding our future results of operations or financial condition; business strategy and plans; market opportunity; and expectations regarding the impact of COVID-19 may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth and our objectives for future operations.
The forward-looking statements in this Annual Report on Form 10-K are only current expectations and predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part II, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Annual Report on Form 10-K.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those highlighted in the section entitled “Risk Factors” in this Annual Report on Form 10-K, that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could cause a decline in the price of shares of our Class A common stock or warrants:

•The historical performance of our funds should not be considered as indicative of the future results of our operations or any returns expected on an investment in our Class A common stock;

•Investors in our open-ended, specialized funds may generally redeem their investments in these funds on a periodic basis. Investors in most of our closed-ended, specialized funds may terminate the commitment periods of these funds or otherwise cause our removal as general partner of these funds under certain circumstances;

•The COVID-19 pandemic has caused severe disruptions in the U.S. and global economies and may adversely impact our business, financial condition and results of operations;

•Our business and financial condition may be materially adversely impacted by the variable nature of our revenues, and in particular the performance-based aspect of certain of our revenues and cash flows;

•The industry in which we operate is intensely competitive. If we are unable to compete successfully, our business and financial condition could be adversely affected;

•A decline in the pace or size of fundraising or investments made by us on behalf of our funds may adversely affect our revenues;

•We are subject to numerous conflicts of interest that are both inherent to our business and industry and particular to us;

•Our entitlement to receive carried interest from many of our funds may create an incentive for us to make more speculative investments and determinations on behalf of a fund than would be the case in the absence of such arrangement;

•Our international operations subject us to numerous risks;

•Extensive government regulation, compliance failures and changes in law or regulation could adversely affect us;

•Difficult market, geopolitical and economic conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our funds, reducing the number of high-quality investment managers with whom we may invest, and reducing the ability of our funds to raise or deploy capital; and

•If the investments we make on behalf of our funds perform poorly, we may suffer a decline in our revenues.

Part I.
ITEM 1. BUSINESS
Our Company
Throughout our nearly 50-year history, we have been a leading independent, open-architecture alternative asset management solutions provider across all major alternative investment strategies. As of December 31, 2020, we had $62 billion in AUM. We collaborate with our clients to construct investment portfolios across multiple investment strategies in the private and public markets, customized to meet their specific objectives. We also offer specialized funds that are developed to meet broad market demands for strategies and risk-return objectives and span the alternatives investing universe. Our clients are principally large, sophisticated, global institutional investors who rely on our investment expertise and differentiated investment access to navigate the alternatives market. As one of the pioneers of customized separate account solutions, we are equipped to provide investment services to institutional clients with different needs, internal resources and investment objectives. As of December 31, 2020, we had 492 employees, including 170 investment professionals, operating in seven offices throughout the United States and in London, Hong Kong, Seoul and Tokyo. For the years ended December 31, 2019 and 2020, our total management fees were $325 million and $311 million, respectively, total fees attributable to us were $409 million and $422 million, respectively, our net income (loss) was $— million and $8 million, respectively, and our adjusted net income was $72 million and $91 million, respectively.
We believe our history, experience, expertise, scale and culture across the full range of alternative investment strategies and our flexible implementation approach are key differentiators and position us well to provide a strong value proposition for clients.
Broad and Deep Investment Capabilities
1 AUM as of December 31, 2020.
We operate at scale across a range of private markets and absolute return strategies. Private markets and absolute return strategies are primarily defined by the liquidity of the underlying securities purchased, the length of the client commitment, and the form and timing of incentive compensation. We offer the following private markets and absolute return investment strategies:
•Private Equity. We are a recognized industry leader in private equity investing with capabilities spanning investment types, investment strategies and manager relationships. As of December 31, 2020, we managed $22.8 billion of AUM in private equity strategies.

•Infrastructure. We have a more than 17 year track record of investing across the infrastructure landscape. Over this time, we have gained deep transaction experience across geographies, sectors and implementation methodologies. As of December 31, 2020, we managed $6.0 billion of AUM in infrastructure strategies.
•Real Estate. We manage real estate investments through a flexible investment platform to provide differentiated exposure to opportunistic real estate investments, primarily in North America. As of December 31, 2020, we managed $3.2 billion of AUM in real estate strategies.
•Alternative Credit. We are a leader in alternative credit with over 30 years of investing experience and investments covering the liquidity spectrum across structured credit, corporate credit, distressed, direct lending, and real assets. As of December 31, 2020, we managed $11.4 billion of AUM in alternative credit strategies, which overlaps with investments in other strategies.
•Absolute Return Strategies. We established our first advisory relationship in absolute return strategies in 1994 and have been building and managing customized absolute return strategies portfolios on behalf of institutional clients since 1996. As of December 31, 2020, we managed $25.2 billion of AUM in our absolute return strategies.
Open Architecture Investing Platform
Within these investment strategies, we make primary investments in funds managed by third-party managers, which we refer to as primary fund investments; we acquire secondary stakes in such funds, which we refer to as secondaries; we co-invest alongside such primary fund managers, which we refer to as co-investments; and we invest directly into operating businesses and operating assets, which we refer to as direct investing. A number of our clients utilize multiple strategies and approaches.
Quality Client Base, Global Footprint
Our client base is highly institutional, with over 500 institutional clients as of December 31, 2020, and is broadly diversified by type, size, geography, and revenue. Our clients include some of the world’s largest pension funds, sovereign wealth entities, corporations, financial institutions, family offices and high-net-worth and mass affluent individuals. Our 25 largest clients by AUM have been with us for an average of over 12 years and 92% of these clients have expanded their investment relationship with us over the last three years. Additionally, as of December 31, 2020, 46% of our top 50 clients by AUM worked with us in multiple investment strategies (i.e., private equity, infrastructure, real estate, alternative credit and absolute return strategies).
Note: AUM as of December 31, 2020. Management fees for the twelve months ended December 31, 2020.
We have developed our footprint globally and across all investor types over many years, which we believe provides us with the opportunity to continue to benefit from the ongoing global growth of the alternative asset management industry. With four offices outside of the United States, we cover all regions that offer meaningful investable capital and investment opportunities in the alternatives industry. We serve clients from over 32 countries and have deployed capital in over 100 countries across a wide range of investment strategies.

Note: As of December 31, 2020.
Flexible Client Implementation Model
We offer services to clients in two broad categories:
•Customized separate accounts. We construct customized portfolios to meet our clients’ specific objectives with regards to asset classes, implementation types, return, risk tolerance, diversification, liquidity and other factors. Generally available for commitments of $100 million or more, customized separate accounts comprised $48.0 billion of our AUM as of December 31, 2020. For many of our largest clients, we also provide value-add ancillary services, including fund administration, portfolio risk management and research access.
•Specialized funds. We organize, invest and manage specialized primary, secondary and direct/co-investment and multi-asset class funds across both private markets and absolute return strategies. Since 2015, we have increased our focus on building our offering of specialized funds particularly within private market strategies to leverage our existing investment capabilities and expand our investor footprint. Our product offerings have grown steadily since focusing in this area. Our specialized funds comprised $14.0 billion of our AUM as of December 31, 2020.

	Customized Separate Accounts	Specialized Funds
Characteristics	▪Typically utilized by larger clients ▪Risk-return objectives and program strategy developed in partnership with the client to meet its needs	▪Utilized by both large and small clients ▪Risk-return objectives and fund strategy developed by GCM Grosvenor to meet the market’s needs ▪Funds representing our multi-asset class capabilities

Client Benefits
✓Access to open architecture platform
✓Specifically tailored program to client objectives and constraints
✓Extension of staff
✓Provide value-add ancillary services, including administering capital on behalf of certain of our clients
✓Turnkey solution ✓Lower required investment to access

Advantages to GCM Grosvenor	✓Embedded with the client, providing relationship stability ✓Opportunity to grow with the clients ✓Opportunity to expand the relationship into new areas	✓Secular tailwinds ✓Larger addressable market of investors

Contract	▪Contract terms vary, including finite life or evergreen programs	▪Finite life with 8-15 year terms or evergreen

AUM	$48bn (77% of total)	$14bn (23% of total)

Note: AUM as of December 31, 2020.

Scalable and Predictable Business Model
Our business model is highly scalable with two primary fee streams: management fees and incentive fees. Approximately 90% of the net fees attributable to us in the last three years have come from management fees and administrative fees, which are historically more predictable across market conditions than our other sources of fees. We have experienced steady growth in the fee paying AUM (“FPAUM”) that drives our management fees; as of December 31, 2020, we had $52.0 billion in FPAUM. As of December 31, 2020, we also had an additional approximately $7.1 billion of contracted capital on which we expect to start charging management fees, under existing contracts, over the course of applicable commitments periods that extend for approximately the next three years. Of the approximately $7.1 billion, approximately $3.1 billion is subject to an agreed upon fee ramp in schedule that will result in management fees being charged on approximately $1.3 billion in 2021, approximately $1.3 billion in 2022, and approximately $0.5 billion in 2023 and beyond. With respect to approximately $4.0 billion of the $7.1 billion, management fees will be charged as such capital is invested, which will depend on a number of factors, including the availability of eligible investment opportunities. This additional $7.1 billion of capital will bolster our potential FPAUM growth over the next several years. While the governing documents of many of our closed-ended specialized funds and customized separate accounts, including those for which we expect to start charging management fees in the future, provide clients the right to suspend or terminate the commitment periods of these funds or cause our removal as general partner and investment manager of these funds without cause during a commitment period, we have had no such suspensions, terminations or removals by our clients since we began offering funds with such management fee terms when we acquired the Customized Fund Investment Group from Credit Suisse Group AG in January 2014.
Our net incentive fees are comprised of both carried interest earnings and annual performance fees and made up approximately 10% of the net fees attributable to us in the last three years. The incentive fees have greater variability between time periods; for example, our net incentive fees attributable to us increased approximately 48% for the year ended December 31, 2020 compared to 2019. However, we believe that incentive fees also provide potential upside to our revenue stream in the future.
We believe our business model has the following valuable attributes, which create an attractive financial profile:
•High management fee centricity. For each of the years ended December 31, 2019 and 2020, approximately 90% and 84%, respectively, of the net fees attributable to us came from management fees.
•Stable management fee base. As of December 31, 2020, more than 70% of our AUM in private markets strategies had a remaining tenor of seven years or more. Additionally, across our customized separate accounts, capital raised from existing clients was more than 85% of the total capital raised in 2020 and has typically been 50%-80% of total capital historically.
•Significant earnings opportunity from incentive fees. Though subject to more variability, including on account of factors out of our control, we believe our incentive fees from both private markets and absolute return strategies have the opportunity to increase significantly in the future due to the amount of assets able to earn incentive fees and recent fundraising success.
•Embedded operating leverage. We have made significant investments in our platform infrastructure by building out our investment teams across investment strategies and geographies, which we believe positions us well for continued margin expansion. As of December 31, 2020, we had 170 investment professionals, up from 137 as of December 31, 2017.
Differentiated Capabilities
Middle Market/Small and Emerging Capabilities
We have a market-leading, dedicated effort to investing in and alongside middle market and small and emerging managers, which we believe adds significant, differentiated value to our clients. We broadly define middle market investment activities as funds with AUM of generally less than $3.0 billion in the United States, €2.0 billion in Europe or $1.5 billion in Asia, small investment activities as funds with AUM of generally less than $1.0 to $2.0 billion and emerging market activities as managers that have launched three or fewer funds or have less than three years of investment activity. As institutional investors seek new sources of return, they are increasingly recognizing the benefits of diversified investment portfolios that incorporate investment opportunities of all sizes. For the past 30 years, we have developed specific expertise in funding and supporting middle market and small and emerging managers as part of our broad investment activity across alternative investments. Since our first investment in 1989, we have committed more than $18.3 billion to small and emerging managers across both private markets and absolute return strategies. We believe small, emerging and diverse managers present opportunity for better risk/return profiles, lower competition and differentiated underwriting.
ESG and Impact Capabilities
Responsible investing is a core value, which we embrace at every level of our organization. Through our investments, we incorporate ESG considerations into our business management, analysis, due diligence, and portfolio construction. We view ESG issues as key elements of investment return, volatility and risk mitigation, and believe the appropriate consideration of such issues is an important aspect of our fiduciary responsibility to our clients. Since the firm’s inception, we have committed and invested approximately $16.6 billion in ESG and impact-related themes. We have an A+ rating from the PRI for our approach to strategy and governance, and an A+ rating for our integration of ESG factors in private equity manager selection, approval, and monitoring. Entities affiliated with us have been a signatory to the PRI since June 2012. On the operating side, we actively consider and respond to ESG risks and opportunities within our firm, including assessing the environmental impact of our activities, managing relationships with all of our stakeholders and monitoring factors such as firm leadership, executive pay, internal controls and shareholder rights.
Human Capital Resources
We recognize that our chief asset is our people. In a human capital business, we believe culture matters and is a defensible asset. We have been a registered investment advisor since 1997 with a culture of compliance rooted in a proper tone at the top. We have fostered a culture of service to our clients, recognizing that we succeed when our clients succeed. Our culture values all functions of the firm, and while we always seek high performance in our investment strategies, we pursue excellence in all of the non-investment functions of our firm. In addition, we have a culture of diversity, equity and inclusion.
We are a process-driven firm that does not operate on a star system, not relying on any one individual and therefore, always prepared to deal with issues of contingency and succession. Additionally, we have made significant investments in training, talent and technology to ensure we are serving our clients with the highest levels of professionalism.
Note: Executive management team as of January 1, 2021; other data as of December 31, 2020. Individuals with dual responsibilities are counted only once.
Investment professionals include research and portfolio management, operational due diligence, risk management, and labor and government strategy.
As of December 31, 2020, we had 492 employees, including 170 investment professionals, operating in seven offices throughout the United States and in London, Hong Kong, Seoul and Tokyo. In addition to a competitive compensation structure, we promote a work environment that is interesting and challenging, providing our employees the opportunity to grow professionally. Inclusiveness is part of our ethos and is woven into our core activities. As of December 31, 2020, 57% of our employees based in the U.S. were women or ethnically diverse; and, of our senior professionals, 49% were women or ethnically diverse employees. We believe there is significant alignment of interests between our clients, our stakeholders and our firm. As of December 31, 2020, our current and former employees and the firm had over $608.7 million of their own capital invested into our various investment programs, which we believe aligns our interests with those of our clients. Michael J. Sacks, GCM V and GCMH Equityholders (“Key Holders”) own approximately 78% of the Company as of the date of this Annual Report on Form 10-K, which we believe aligns our interests with those of our stakeholders.
Business Combination
GCM Grosvenor Inc. was incorporated in Delaware on July 27, 2020 as a wholly owned subsidiary of GCMH. On November 17, 2020, we consummated the Business Combination (the “Transaction”) as set out in the Transaction Agreement. In connection with the Transaction, CFAC and GCMG merged and GCMG became the surviving entity, GCMG issued shares and warrants to the PIPE Investors, the CF Sponsor and Holdings, and the remaining balance of CFAC’s trust account was transferred to GCMG’s balance sheet. Additionally, IntermediateCo exercised an option to purchase all of the Class B-2 common units of GCMH then held by certain investors (pursuant to an assignment by Holdings to IntermediateCo of the Option Agreement). IntermediateCo also acquired GCMHGP LLC’s interests in GCMH, Holding’s interests in GCM, LLC, and certain Grosvenor common units and warrants. Concurrently, GCMH was redomiciled as a limited liability limited partnership in the State of Delaware, its Limited Liability Limited Partnership Agreement was amended and restated, and IntermediateCo became the general partner of the GCMH. Following the consummation of the Transaction, GCMG owns all of the equity interests in IntermediateCo.
Our History
Since the launch of our first multi-manager absolute return portfolio almost 50 years ago, we have specialized in creating and managing alternative investment portfolios on behalf of our clients. From 1971 to the mid-1990s, we provided specialized absolute return portfolios primarily to high-net-worth and family office investors. During the 1990s, we began to expand our absolute return service offerings and have since developed an institutional-quality operating infrastructure.
Starting in the early 1990s, we increased our emphasis on customized portfolios and broadened our absolute return advisory service offerings. We established our first absolute return advisory relationship in 1994 and have been building and managing customized absolute return portfolios on behalf of institutional clients since 1996. As our assets grew and we strengthened our relationships with managers, we sought to use our scale, experience and industry relationships to tailor investment mandates and negotiate for improved terms for our clients. Over the years, we expanded our global presence through the opening of offices in Europe and Asia to support our growing institutional client base.
In January 2014, we further evolved by adding complementary private markets capabilities through our acquisition of the Customized Fund Investment Group from Credit Suisse Group AG, which was established in 1999. The acquisition added private equity, infrastructure and real estate investment strategies to our business and has been a success both economically and culturally with a commitment to a “one firm” model that is collaborative across investment strategies — one management team, one compliance department, one operational backbone and one client facing function, among others. We believe this “one firm” culture across the entire range of alternative investment strategies is an important differentiator for us because it enhances the overall value proposition for our clients.
Today, we believe we are the largest open-architecture alternatives platform globally, enabling us to provide our clients with a comprehensive and diverse suite of customized solutions across both private markets and absolute return strategies in multiple implementation methodologies and delivery formats.
Our Market Opportunity
The alternative asset management industry continues to see strong growth, driven by both private markets and absolute return investment strategies. According to a 2017 report by PricewaterhouseCoopers (“PwC”), total alternative AUM is expected to grow from $10.1 trillion in 2016 to $21.2 trillion in 2025, implying a CAGR of 9%. During the same period, total global AUM is expected to only grow by approximately 6%.

Source: PricewaterhouseCoopers, Asset & Wealth Management Revolution: Embracing Exponential Change, 2017.
Several trends and developments have shaped the alternative investing industry and continue to serve as the primary drivers of our growth:
Continued Growth in Institutional Wealth
Global institutional wealth has increased significantly in recent years and is expected to continue to grow. According to PwC’s 2017 report, the total assets of institutional investors such as pension funds, insurance companies, sovereign wealth funds and family offices are expected to increase from $63 trillion in 2012 to $123 trillion in 2025, reflecting a CAGR of 5%. Continued growth in the investable capital base of these investors is expected to continue to support growth in the alternative investment strategies.
Source: PricewaterhouseCoopers, Asset & Wealth Management Revolution: Embracing Exponential Change, 2017.
1 Includes pensions, insurance companies, sovereign wealth funds and family offices
Increasing Demand from Institutional Investors for Alternative Investment Strategies
The low yield environment resulting from the loose monetary policy pursued by many central banks after the global financial crisis that began in the late 2000s has created significant challenges for investors. Within the institutional client base, defined benefit pension schemes have found it difficult to achieve targeted returns to meet rising pension fund obligations within a framework of conventional asset allocations to equities and bonds. The gap between assets and liabilities has widened, according to Public Plans Database. In response, pension fund allocations to alternative investment strategies have increased as a means to improve returns to meet these long-term obligations.

According to Preqin, 84% of surveyed institutional investors plan to increase their current allocations to private markets. In addition to growing overall levels of allocations, the actual investments by institutional investors in private markets asset classes remain consistently below target levels of allocations. According to Bain Capital’s Global Private Equity Report 2019, 60% of institutional investors, on average, are below targeted levels of private equity assets, suggesting significant further upside in asset growth in the long term.
Consistently Strong Performance of Alternative Investment Strategies
Alternative investment strategies have established a track record of strong returns and outperformance versus both the fixed income and public equity markets in the longer term. In addition to strong absolute and relative returns, alternative investments provide diversification, offer an inflation hedge, typically have low correlation to other asset classes and generate relatively stable income. As a result, we expect alternative investment strategies to continue to play an important role in institutional portfolios in the future.
Source: BlackRock Investment Institute, September 2020.
Importance of Manager and Investment Strategy Selection
Growth in the alternative asset management industry over the past two decades has created a competitive environment. According to Preqin data, the number of active fund management firms is expected to increase by 21% from approximately 28,000 in 2018 to approximately 34,000 in 2023. This increased competition makes individual manager selection important. We believe investors will increasingly look to the scale, experience and platform of firms like us to identify high performing investments. Our broad strategy set and flexible implementation platform enables clients to access different investment strategies at different points in economic cycles.
Diversification Benefits of Constructing a Portfolio With Multiple Investment Strategies
Our platform enables clients to invest across multiple strategies and seek the potential benefits of diversification. Diversification can be particularly beneficial during times of high market uncertainty. With regard to private markets strategies, according to a Preqin’s H1 2020 Investor Outlook Report on Alternative Assets, approximately 74% of institutional investors invest in at least one alternative investment strategy, and approximately 52% invest in two or more alternative investment strategies.
Data Advantage and Technology Infrastructure Are Becoming More Important as Investors Demand Greater Analytics and Transparency
We believe many institutional investors can benefit from the scale, experience, knowledge and deep teams we offer to successfully navigate the alternative asset management industry which is becoming increasingly complex, both with respect to the number of fund managers as well as the number of investment strategies available. These benefits can include:
•global knowledge of the alternative landscape;

•investment professionals with experience in alternative investing;
•infrastructure and portfolio analytics to properly monitor investments; and
•compliance infrastructure.
As a result, investors are increasingly seeking to work with firms that not only have a proven track record of investing across multiple investment strategies, but are also highly sophisticated in their non-investment functions such as portfolio monitoring, reporting, accounting, legal and compliance, operations and data analysis.
Our Competitive Strengths
Poised to Capitalize on a Large and Growing Market
According to PwC’s 2017 report, total alternative AUM is expected to grow at an annualized growth rate of approximately 9% per year between 2016 and 2025, reaching over $21 trillion from approximately $14 trillion in 2016. Additionally, institutional investors plan to continue to increase or maintain their exposure to alternative investment strategies in the coming years, according to Preqin. We believe we are the only independent, open-architecture alternative asset management solutions provider with scaled solutions across all major alternative investment strategies, which we believe positions us well to capture this market growth.
Execution Expertise Across Multiple Investment Strategies
We are one of the few solutions providers globally with the breadth and flexibility of execution across a broad spectrum of alternative investment strategies (private markets, including private equity, infrastructure, real estate and alternative credit, and absolute return strategies) and implementation methodologies (primary fund investments, secondaries, co-investments and direct investments). We believe this offers us a unique vantage point as we sit at the intersection of a tremendous amount of market intelligence and deal flow across our entire platform. As investors try to limit the number of asset manager relationships they maintain by trimming duplicative strategies and managers, they have increasingly turned their focus on a smaller number of solutions providers like us that offer access to multiple investment strategies. According to Preqin’s H1 2020 Investor Outlook Report on Alternative Assets, approximately 52% of institutional investors invest in two or more alternative investment strategies.
Market Leader in Customized Alternative Investment Solutions
There is increasing appreciation in the institutional investor community for tailored investment programs that are different from the one-size-fits-all solution offered by specialized funds. Customized investment solutions provide the ability for a collaborative relationship between clients and asset managers, which can enable clients to address specific interests, issues and needs. We believe we were pioneers in the customized separate account business, having launched our first absolute return-focused customized separate account in 1996. Our successor companies and we have been providing custom accounts in private markets since 1999. Our customized solutions approach offers the following benefits to our clients:
•Tailored. Bespoke investment portfolio developed specifically for each client that is aligned with their specific time horizon and funding obligations;
•Flexible. The client defines the mandate with the flexibility to evolve it as needs change;
•Collaborative. The client determines the level of involvement in investment and implementation decisions;
•Economically efficient. Each client benefits from our size and global scale. Clients access investments with favorable structures and also leverage our staff and services; and
•Service-oriented. Designated coverage team includes investor relations and portfolio management staff.
As of December 31, 2020, we had $48.0 billion in AUM across our customized separate accounts for 147 clients across 239 customized portfolios.
Leader in ESG and Impact Investment Strategies
ESG and impact investing are increasingly top of mind for many institutional investors in response to the challenges faced by businesses and the world at large. Managers are seeking to move beyond simply incorporating ESG and impact investing in their investment approach, and are looking to embed it into their cultural framework, taking a more holistic approach to sustainability. We believe this growth will continue over the next several years, driven by investor demand and regulatory influence.
With approximately $12.8 billion of our AUM dedicated to ESG and impact investments and approximately $4 billion in total realizations since inception, we are a market leader in this growing area. We view ESG factors as key elements of investment return, volatility and risk mitigation. We believe we are ahead of the industry curve in focusing on recognizing ESG and impact investment considerations, which positions us well with clients, who are increasingly focused on risk-adjusted returns associated with socially responsible investment opportunities. To that end, we invest in a number of ESG- and impact-related themes, including infrastructure investments where we believe partnering with union labor enhances risk-adjusted returns, investing with firms owned by women or minority professionals, and other impact-related themes like regionally targeted and clean energy.
The graphics below highlight our commitment to and scale in ESG and impact-related strategies:

ESG and Impact Investments AUM ($bn)

$16.6bn committed or invested in ESG-related themes since 2002; ~$4bn has been realized

Invested / Committed: $7.8bn	Invested / Committed: $3.5bn	Invested / Committed: $3.1bn	Invested / Committed: $0.9bn	Invested / Committed: $3.4bn
Note: Total invested/committed and category breakdown, and AUM, includes Private Markets data as of September 30, 2020 and Absolute Return Strategies data as of December 31, 2020.
Note: Some investments are counted in more than one ESG Category.
We believe the consideration of ESG factors is an important aspect of our fiduciary responsibility and ability to deliver attractive risk-adjusted returns to clients. Therefore, we take measures to reasonably ensure that ESG is considered throughout our investment and operational due diligence process, during portfolio construction and is monitored on an ongoing basis during an investment’s lifespan. Depending on the type of investment, we will have differing levels of control and transparency during the underwriting process and after an investment has been made, which change the way we assess and integrate ESG factors.
Given our size and scale, we believe we are uniquely placed within the industry to drive broader integration of ESG factors among investors in alternatives. Therefore, we are engaged in multiple partnerships with organizations committed to enhancing integration of ESG factors and driving greater industry transparency.
Deep and Tenured Client Relationships
We believe we succeed when our clients succeed. We have a high-quality client base including some of the largest public and private pension funds, sovereign wealth funds, financial institutions, family offices and high-net-worth individuals. Our client relationships are long tenured and stable — our 25 largest clients by AUM have been with us for more than 12 years on average. As a result of providing highly customized separate account solutions, our relationships with our clients are often central to the clients’ core operations. We provide extensive services to support clients’ broader investment functions beyond their GCM Grosvenor-managed accounts. These services may include administrative support, such as reporting and technology, investment implementation and other operational support. Additionally, we may provide strategic services such as broad design of an alternatives program, access to due diligence capabilities, maintaining historical institutional knowledge base, board and staff education and training and, in certain cases, second our staff members within select clients’ offices. We believe these services embed us within the client’s broader alternative investment programs and further increase stability with our clients. Our strong and stable client relationships allow us to grow with the clients as they grow over time as well as expand our relationship into new areas over time due to the breadth of our offerings across the entire alternatives universe. As of December 31, 2020, 46% of our top 50 clients by AUM work with us in multiple investment strategies (i.e., private equity, infrastructure, real estate, alternative credit and absolute return strategies), which we believe enhances the stickiness of our relationship with such clients. Further, as of December 31, 2020, approximately 36% of our top 25 clients by AUM had capital in multiple delivery formats (customized separate accounts as well as specialized funds). We believe that our deep and longstanding client relationships, founded on the customized nature of our solutions, strong performance and diverse product offering have facilitated the growth of our existing businesses and will assist us with the development of additional strategies and products, thereby increasing our AUM.
As of December 31, 2020, our business development, marketing and client service teams consisted of 61 employees. We believe our service levels, as well as our emphasis on transparency, inspire client loyalty and support our efforts to continue to attract investors across our investment platform.
Extensive Relationships and Data Support Sourcing of Opportunity and Performance Across Multiple Alternative Investment Strategies.
Given our long history in the market and the resulting depth and scale of our relationships with managers, we believe we have developed one of the most comprehensive sets of data in the industry across both private markets and absolute return investment strategies, which is essential in sourcing differentiated, high-quality investment opportunities. As of December 31, 2020, we tracked more than 5,600 managers across our platform. Our extensive proprietary data and analytics capabilities drive our investment selection decisions, helping us generate consistently strong investment returns.
As shown below, for our realized and partially realized investments, we have outperformed the respective market benchmarks across all our private markets strategies on an inception-to-date basis as of September 30, 2020. Past performance is not indicative of future results.
•In private equity, we have outperformed the S&P 500 PME by approximately 414 bps, 1050 bps and 693 bps, respectively, across primary fund investments, secondaries and direct and co-investments, generating annualized returns of 13.8%, 19.9% and 22.6%, respectively, since their respective dates of inception in 1999, 2014 and 2009, respectively;
•In infrastructure, we have outperformed the MSCI World Infrastructure PME by approximately 425 bps, generating annualized returns of 10.8% since inception in 2003; and
•In real estate, we have outperformed the FTSE Nareit All REITs PME by approximately 953 bps, generating annualized returns of 21.8% since inception in 2010.
Our absolute return strategies have also generated strong annualized returns:
•Overall, we have generated gross annualized returns of 7.28% in our absolute return strategies since inception in 1996; and
•Across the GCMLP Diversified Multi-Strategy Composite (the “Composite”), we have generated gross annualized returns of 8.24% since 1993. The Composite presents the composite performance of all globally diversified, U.S. dollar-denominated, multi-strategy portfolios managed by us pursuant to materially similar investment mandates.
For additional details on our investment performance and explanatory footnotes, please see “— Investment Performance”. In addition to our investment performance, we believe clients value our services and support in portfolio monitoring, reporting, accounting, legal and compliance, operations and data analysis functions.
Attractive Financial Profile
We believe our financial profile has the following valuable attributes:

•High management fee centricity. For each of the years ended December 31, 2019 and 2020, approximately 90% and 84% of the net fees attributable to us came from management fees, respectively.
•Stable management fee base. As of December 31, 2020, more than 70% of our AUM in private markets strategies had a remaining tenor of seven years or more. Additionally, across our customized separate accounts, capital raised from existing clients was more than 85% of the total capital raised in 2020 and has typically been 50%-80% of total capital historically.
•Significant visibility into future growth. As of December 31, 2020, we had $7.1 billion of contracted capital on which we will start earning fees as invested or based on a fixed ramp in schedule. Similarly, we have a highly visible pipeline of identified specialized funds that we expect to raise over the next several years, most of which are successors to existing funds in established specialized fund franchises. These funds include our next Secondaries fund, our next Infrastructure Strategies fund, our next Multi-Asset Class fund, our next Labor Infrastructure fund, and our first diverse manager Advance fund, among others.
•Additional earnings power from incentive fees. Though subject to more variability, including on account of factors out of our control, we believe our incentive fees from both private markets and absolute return strategies have the opportunity to increase significantly in the future for several reasons. First, we expect our share of unrealized carried interest to grow significantly from the funds that we have already raised through December 31, 2020, driven by three key factors: 1) growth in overall private markets fundraising from 2015 to December 31, 2020; 2) a higher proportion of the funds raised being in strategies that typically have higher carried interest percentages (direct, secondary, co-investments); and 3) the firm’s increased share of retained carried interest. Additionally, our firm AUM eligible for annual performance fees has increased 41% since December 31, 2017 to $14.4 billion as of December 31, 2020, increasing the annual performance fee we would realize today on an equivalent level of historical performance.
•Embedded operating leverage. Over the last several years, we have made significant investments in our platform infrastructure by building out our investment teams across investment strategies and geographies. We believe this positions us well for continued margin expansion as we utilize the additional investment capacity of such existing teams to manage larger amounts of FPAUM, particularly in the specialized funds franchises where our teams are raising the second or third scaled funds in those strategies. As of December 31, 2020, we had 170 investment professionals, up from 137 as of December 31, 2017.
Deep Bench of Talent With a Strong Corporate Culture
At our firm, we believe culture is one of our most important and defensible assets. We believe in setting the right tone at the top as it relates to compliance and carrying it throughout the organization. That investment in culture is reflected in the stability and diversity of our team as well as the fact that we do not operate on a star system and therefore are not beholden to any one individual. We are committed to investing responsibly, operating our business with integrity, and building a diverse and inclusive workplace where our employees can thrive.
Each of our investment strategies is led by its own leadership team of highly accomplished investment professionals. While primarily focused on managing strategies within their own investment group, these senior professionals are integrated within our platform through economic, cultural and structural measures. Additionally, as of December 31, 2020, our current, former employees and the firm had over $608.7 million of their own capital (including through leveraged vehicles) invested into our various investment programs, which we believe aligns our interests with those of our clients.
Diversity and inclusion are at the heart of our ethos. As of December 31, 2020, 57% of our employees based in the U.S. were women or ethnically diverse, and of our senior professionals, 49% were women or ethnically diverse employees. We work hard to ensure we are maintaining our focus and continuously improving our efforts in this area.
Our philosophy also motivates us to volunteer and provide resources for organizations that strengthen the communities where we live and work as well as our global community. In 2020, our employees volunteered more than 8,000 total hours, with the firm supporting more than 225 organizations.

Growth Strategy
Expand Relationships With Our Existing Clients, While Growing Our Overall Client Base
We believe the best way to grow our business is by taking care of our existing clients, because when they succeed, we succeed. During 2020, over 85% of our gross capital inflows in our customized separate accounts are derived from existing clients. As a provider of specialized funds and customized solutions across the full spectrum of alternative investment strategies, we have deep and longstanding relationships with our clients. As of December 31, 2020, 46% of our top 50 clients by AUM worked with us in multiple investment strategies. In addition, we believe our existing clients have a growing asset base and are expanding allocations to alternative investment strategies (i.e., private equity, infrastructure, real estate, alternative credit and absolute return strategies). As a result, we believe a large portion of our growth will come from existing clients through renewals and expansion of existing mandates with us. We also aim to continue to grow our client base by expanding globally and diversifying into new client segments, such as smaller institutions and high-net-worth investors. We have successfully onboarded 91 net new clients or net new to strategy clients to the firm since 2017, net of clients lost during that time period, including 5 net new clients or net new to strategy clients in 2020.
In the year ended December 31, 2020, we raised $7.0 billion of capital across strategies and implementation methodologies, of which more than 85% was raised from existing clients, evidence of their continued support for our value proposition. Another good measure of our client relationships is our contracted but not yet fee-paying AUM, which was at an all-time high for us of $7.1 billion, as of December 31, 2020, up from $1.9 billion at the end of 2017. This capital is expected to turn into FPAUM over the course of approximately the next three years and help drive significant growth from funds already under contract. It is also a strong indication of the momentum with our clients and in our business today.
Continue to Grow Our Private Markets Specialized Funds Franchise

Since 2015, we have made a concerted effort to invest in and build our specialized fund capabilities. During that time, we have launched one or more funds in private equity (co-investments and secondaries), ESG and impact investing (labor impact strategy and diverse managers), infrastructure as well as multi-asset class solutions. The FPAUM across our private markets specialized funds has grown from $4.3 billion as of December 31, 2017 to $6.2 billion as of December 31, 2020, reflecting a CAGR of 13.1%. We believe the natural evolution and growth of our investment in the current specialized fund franchises will see us with new successor funds in several strategies in the interim. Our private markets specialized fund franchises currently include co-investments, diverse managers, infrastructure, labor impact, multi-asset class and secondaries. As we raise successor funds in these established franchises, we expect to continue to grow our management fees.
Expand Our Offerings Across Investment Strategies
A key to our growth has been pursuing innovative investment strategies that complement our incumbent strengths. For example, we leveraged our infrastructure investment capabilities to develop a labor-focused direct infrastructure investment strategy in 2018 as a means to generate attractive risk-adjusted returns by partnering with value-added union labor. Since its inception, the total AUM under our labor impact strategy has grown to approximately $892.7 million.
We plan to continue to identify attractive and innovative investment offerings that expand on our current investment capabilities. As an example, we believe we can leverage our existing platform strengths to expand into value-add, core and core-plus real estate strategies, as well as infrastructure debt and project finance. Our platform provides the flexibility and scale to create new products and innovative investment strategies when market demand and opportunity warrant it, and we believe our track record demonstrates that we know how to identify and pursue those opportunities successfully for our clients. We are also contemplating sponsoring two special purpose acquisition companies. We believe our extensive network of general partner relationships across the alternatives industry would put us in a unique position to source transactions whereby a special purpose acquisition company could be the appropriate solution for a general partner.
Expand Our Distribution Channels
We believe the growing demand for alternative assets provides an opportunity for us to attract new investors across a variety of distribution channels. As we continue to expand our product offerings and our global presence, we expect to be able to attract new investors to our funds. In addition to pension funds, sovereign wealth funds, corporate pension funds, multiemployer pension funds and financial institutions, which have historically comprised a significant portion of our AUM, in recent periods we have extended our investment strategies and marketing efforts increasingly to insurance companies, sub-advisory partners and other non-institutional investors, which we believe remain under-allocated to alternative assets.

Build Out Our Global Presence
Since 1996, we have had a global client base with significant assets coming from outside the United States. We have continued to grow our global presence significantly by opening new offices internationally as well as expanding our non-U.S. client base. Our aim is to continue expanding our global presence through further direct investment in personnel, client relationships and increased investments with, and direct and co-investments alongside, established managers. We believe that the favorable industry trends for alternative asset managers are global in nature, with a number of international markets representing compelling opportunities for our investment strategies.
Investment Strategies
We provide our clients access to both private markets and absolute return investment strategies diversified across managers, liquidity profile, geographic regions and industries as described below.
Generally, clients commit to invest over a three year time period and have an expected duration of seven years or more.
Private Equity
Private equity is our largest private markets investment strategy with $22.8 billion in AUM as of December 31, 2020. We are a recognized industry leader in private equity investing with over 20 years of experience. Since our first private equity investment in 1999, we have gained deep experience investing alongside managers and sponsors across strategies, including leveraged buyouts, special situations, growth equity, and venture capital.
Our private equity investment philosophy is centered around middle market strategies, which we define as companies with total enterprise value less than $1.5 billion at entry. This approach allows us to access investments where proprietary sourcing, value-add capabilities and differentiated underwriting can lead to lower entry values and better risk return profiles. This is also an area of the market that is typically inefficient for institutional investors to access directly and where clients can leverage our extensive team and industry expertise to invest in a diversified portfolio, allowing us to add more value to our clients. We are a preferred capital partner for many hard-to-access funds and small and emerging managers and we maintain an active presence with advisory board seats on many of our middle market buyout fund investments. As of December 31, 2020, our professionals had committed approximately $30.9 billion with over 425 private equity managers on behalf of our clients.
Infrastructure
Infrastructure is one of our core alternative investment strategy focuses. Since our first infrastructure investment in 2003, we have grown into one of the leaders in alternative infrastructure investing with approximately $6.0 billion of AUM as of December 31, 2020. We primarily focus on power, utilities, renewables, transportation and telecom/technology infrastructure. Our experience, combined with our global platform, provides us with a comprehensive view of the infrastructure landscape, allowing us to broadly source opportunities and seek the most effective means of implementation. We seek to drive value for our clients through both custom mandates and multi-client offerings that offer diversified access to primary fund investments, secondaries, co-investments, and direct investments.
We have a specialized team of investment professionals who focus solely on infrastructure investments and are located globally. Since we launched our first infrastructure customized separate account in 2007, our infrastructure customized separate accounts business has grown to include infrastructure separate accounts managed on behalf of pension plans, financial institutions, high-net-worth individuals/family offices and foundations/endowments. In 2009, we launched our first diversified infrastructure specialized fund. In 2018, we launched the firm’s labor impact strategy, which seeks to originate and execute infrastructure projects that leverage the inclusion of union labor as a contributing factor to enabling attractive risk adjusted returns. We believe attractive infrastructure investment opportunities can be unlocked through close cooperation across labor, government and private capital. We also believe this collaboration will generate positive outcomes for labor and improve infrastructure assets and communities.
Real Estate
Since our first real estate investment in 2002, our team has targeted value-add and opportunistic returns through equity and credit investments and focuses primarily on the more fragmented part of the market where asset values on average tend to be less than $50 million. To date, we have invested opportunistically across the spectrum of commercial and residential real estate property types, largely in the U.S. but also selectively in mature European and Nordic markets. In addition, we have built an open-architecture approach that allows us to invest in assets, portfolios and entities in order to generate superior risk-adjusted returns. As such, we have developed a creative array of structures, including seeding arrangements, growth-oriented joint ventures and co-investments, which allow us to generate excess return through structure and fee differentiation. We believe our partnership approach to investing positions us as a preferred investment partner as we are able to structure mutually beneficial “capital solutions” that provide us with enhanced upside and greater downside mitigation while also solving the unique considerations of our investment partners. As of December 31, 2020, we managed $3.2 billion of AUM in real estate strategies.
Alternative Credit
With over 30 years of investing experience, our credit investments span market cycles and the liquidity spectrum across structured credit, corporate credit, distressed, direct lending, and real asset credit. Our credit investment activities also significantly leverage the firm’s broad alternatives platform, which provides us with differentiated deal flow and the flexibility to execute through primary fund investments, co-investments, secondaries, and direct transactions across the credit landscape. Our robust global platform also provides a wide range of opportunities, including niche opportunities and exclusive access to capacity-constrained investments. We implement credit strategies for our clients both as part of a customized separate account that includes solely credit investments or investing in credit alongside another investment strategy, and through dedicated credit-focused specialized funds. As of December 31, 2020, we managed $11.4 billion of AUM in alternative credit strategies.
Absolute Return Strategies
Absolute return strategies are primarily defined by the liquidity of the underlying securities purchased, the length of the client commitment, and the form and timing of incentive compensation. Generally for absolute return strategies the securities tend to be more liquid, and incentive compensation is earned on an annual basis pursuant to mark to market. We offer a broad range of tailored solutions across strategies (multi-strategy, opportunistic credit, macro, relative value, long/short equity and quantitative strategies) and managers. Our overall investment philosophy is to invest with leading managers to achieve attractive risk-adjusted returns with low volatility and low correlation to traditional investment strategies. Diversification, risk management and a focus on downside protection are key tenets of our approach. Through detailed fundamental analysis and due diligence, we aim to identify investment opportunities where intermediate or long-term value is obscured by attributes such as complexity, corporate events, technical dislocations, or market misunderstandings. We frequently provide efficient access to underlying managers through improved fee structures, negotiated favorable terms and targeted exposures. Our scale and reputation as a longstanding, value-added limited partner creates opportunities for us to gain access to managers that are “closed” and not otherwise accepting new capital. As of December 31, 2020, we had approximately $25.2 billion AUM in our absolute return strategies.
Implementation Methodologies
We provide our clients access to both private markets and absolute return investment strategies diversified across financing stages, geographic regions and industries through the implementation methodologies described below.
Allocation to Primary Fund Investments
Primary fund investments are investments in funds, either at the time the funds are initially launched (for private markets strategies) or on an ongoing basis (for absolute return strategies). We apply the same rigorous analytical process to all primary investment opportunities for customized separate accounts and specialized funds. In most cases, managers seeking institutional capital actively market their funds to us due to our broad client base and market position. We regularly review and discuss investment opportunities with customized separate account clients, certain of which have discretion over final investment decisions.
At the time we commit capital to a fund on behalf of our specialized funds or customized separate accounts, investments the fund will make are generally not known and investors typically have very little or no ability to influence the investments that are made during the fund’s investment period. Accordingly, an accurate assessment of the manager’s capabilities is essential for investment success. A private markets primary fund usually has a contractual duration of between 10 and 15 years, with the capital deployed over a period of typically four to six years. For customized separate account clients, our investment recommendations and decisions are designed to achieve specific portfolio construction and return objectives mutually developed by us and our clients. In most cases, these objectives include a diversified portfolio, built over a period of at least several years, focused on specific markets and include some or all of the major alternative investment strategies. Portfolios constructed in this manner tend naturally to avoid concentrations in particular industries or small geographic regions.

Acquisition of Secondary Market Interests
Secondaries are typically investments in private markets and absolute return funds through secondary market purchases of existing fund interests from existing limited partners in those funds. The secondary market has grown dramatically in the last 20 years and today provides a reliable liquidity option for owners of fund interests as well as attractive buying opportunities for secondary investors. Institutional investors utilize the secondary market for strategic portfolio rebalancing, rationalizing overlapping positions resulting from mergers and acquisitions or providing liquidity when facing cash constraints.
Our secondary approach is differentiated as a result of our large primary fund investments business. We are able to leverage our strong and deep relationships with managers to identify potential secondary opportunities. Through these relationships, we have greater access to information, which enables us to act quickly when evaluating a potential secondary opportunity. In addition, our reputation as a longstanding, value-added limited partner with significant access to primary capital makes us an attractive buyer from the manager’s perspective. Further, because we have capital available from our specialized funds and customized separate accounts, we have flexibility to invest in secondary transactions of various sizes on behalf of our clients. For these reasons, we are often able to consider transactions from managers on a proprietary basis as a preferred buyer. We also generate deal flow from brokers and co-investors. We are often approached as a potential secondary investor because managers are likely to approve a sale to us and because of our intimate knowledge of the manager community. We also generate deal flow through regular attendance at annual fund meetings and industry conferences, as well as a proactive program of contacting fund investors that we believe might wish to sell their interests.
Our global platform provides for deep market coverage and consistently sources proprietary transaction opportunities. We believe proprietary and advantaged deal flow has been a critical factor in our ability to purchase high quality assets at below market prices.
Co-investment Opportunities
Co-investment opportunities are investments made in partnership with private markets and absolute return asset managers and their funds. We source co-investment opportunities through our extensive origination and sourcing efforts described below. Our investment team analyzes and considers each opportunity for risk and return and selects those opportunities that best fit our portfolios’ investment objectives. We seek diversification with regard to investment type, geography and with regard to our partners. Our co-investments are made in partnership with investment managers. The value proposition for managers to offer co-investments to us falls into three primary categories: (1) we can be a source of additional capital for deals that may otherwise be too large for managers seeking targeted diversification; (2) a co-investment can present an opportunity for a manager to further develop their relationship with us, one of the largest providers of capital to the alternative markets; and (3) we believe we are increasingly viewed as a strategic investor in some manner (e.g., geographic assistance, industry knowledge and brand reputation).
Direct Investment Opportunities
Direct investment opportunities are direct investments made on a standalone basis into operating businesses and operating assets. We source direct investment opportunities through our extensive origination and sourcing efforts described below. Our direct investments typically have a flexible mandate and can invest across asset classes, geographies, sectors and liquidity profiles.
Investment Process and Monitoring
The details of our investment process vary among our investment strategies and implementation methodologies, but the flowchart and descriptions below generally outline the key steps of the investment process for primary fund investments, secondaries, and co-investments. This process is followed for each potential investment regardless of size, stage, strategy, or geography.
Sourcing of Opportunities
All of our investment strategies benefit from our scale ($61.9 billion in AUM as of December 31, 2020), our extensive track record (almost 50 years of experience), our culture of compliance and the depth of our investment team (170 investment professionals). We believe that one of our competitive advantages is our comprehensive and robust sourcing and investment process. Our deal flow is sourced through multiple channels and reviewed through a rigorous, multi-step selection process that includes independent investment and operational due diligence.

We maintain strong relationships with many of the premier and most difficult-to-access managers across the alternative sector, and seek to leverage those relationships to the benefit of our clients. With multiple investment offices located in the U.S., Europe and Asia, we maintain a global footprint and perspective, allowing us to source idiosyncratic deal flow from local markets. Our ability to source, select and access top-tier opportunities reflects the rigorous processes executed by our large, experienced teams.
We maintain a robust pipeline of primary fund investments, secondaries, direct and co-investments. Our sourcing system relies on the following channels:
Existing manager relationships. Our relationships with a large pool of high-quality managers and management teams serve as a source of investment opportunities. We have experience and access across the spectrum of market and manager size. As of December 31, 2020, we tracked over 5,600 managers in our database.
Proactive sourcing log. Our proprietary deal flow log monitors funds coming to market. Based on information obtained through our large network, non-affiliated firms, intermediaries, attendance at industry conferences and industry publications, we compile robust contact lists to communicate with managers who may have funds coming to market. We believe our proactive sourcing enables us to get a head start on the identification and evaluation of investment opportunities.
Global offices. Our on-the-ground investment professionals in seven offices globally assist with sourcing, evaluating and monitoring manager opportunities in their respective regions. Our regional offices allow us to build relationships with local managers who are included in our evaluation of managers for our client programs. We rely on our team’s regional expertise to evaluate emerging managers that could be overlooked by other investors and make commitments to high quality investments nationwide.
In-bound opportunities. We are an investor of choice for many managers. We frequently receive placement memoranda in-bounds from prospective managers due to our reputation in the market as a value-add investor. Receipt of materials directly from managers is particularly relevant with respect to spin-outs and new funds.
Initial Evaluation
Once an opportunity is identified, we assign a team of both senior and junior investment professionals to conduct investment due diligence and ongoing monitoring. Based on the team’s assessment of key materials and the initial meeting/call, we evaluate the investment merits and the suitability of the investment for our portfolios.
Preliminary Due Diligence
The team performs preliminary due diligence on a proposed investment to more thoroughly analyze the key risks and merits identified during initial evaluation. The team also conducts informal reference checks with potential fund investors and/or co-investors.
Comprehensive Due Diligence
Comprehensive investment due diligence on a primary fund or secondary investment involves one or more site visits to a potential manager’s office(s). Key areas of our evaluation include performance evaluation, investment strategy, portfolio revaluation, management team assessment and detailed reference checks. We usually execute co-investments alongside trusted managers in whose funds we have invested before. Therefore, managers have typically been subject to the due diligence evaluations listed above prior to the evaluation of a co-investment opportunity. For direct investments, only the most attractive investments move to more intensive due diligence, which typically involves meetings with management, company facility visits, discussions with industry analysts and consultants and an in-depth examination of financial results and projections. This approach, along with our depth of resources, allows us to complete comprehensive due diligence within the often shortened timeframe typically requested by sponsors due to deal timing constraints.
Operational Due Diligence
Operational due diligence is performed by our Operational Due Diligence Team, which is comprised of members of our Legal and Finance Departments. The team is responsible for operational due diligence efforts across alternative investments. The goals of operational due diligence process are to:
•Evaluate risk: Determine whether an investment meets our operational due diligence standards

•Mitigate risk: Seek to avoid losses and reputational risks arising from operational issues
•Structure investments: Evaluate the legal and governance structure and terms of investment
• Enhance terms: Negotiate improved terms
In seeking to achieve these goals, the team performs three main assessments: (i) third-party conducted background investigations, (ii) operational capabilities and internal controls review, and (iii) legal and structuring review. The nature and extent of operational due diligence procedures performed varies depending on the structure of the investment and negotiation.
Committee Approvals
Upon completion of comprehensive due diligence, prospective investments are submitted for approval to the relevant investment committee. Members of the investment committee receive a memorandum prior to the team’s presentation. Following a presentation by the team, members of the investment committee discuss the pros and cons of the investment recommendation. An investment must be approved by a majority vote of the investment committee.
For operational due diligence, the operational due diligence team prepares an information packet, which details its findings. The team presents the investment to the operations committee for approval. Investments must be approved by a majority vote of the operations committee. Our operations committee reviews investment opportunities independently from the investments team and provides approval as part of their standard review process.
Monitoring
While careful investment selection is crucial, once an investment is made, monitoring and on-going involvement is critical to maintaining appropriate oversight controls and achieving our objectives. To this end, monitoring is an integral part of our investment process. We employ a hands-on approach to monitoring investments from an investment and operational perspective.
Investment monitoring. Senior members of the team assigned to an investment remain actively involved and closely monitor each investment through its exit. Such monitoring involves in-depth qualitative and quantitative reviews of the investment on a regular basis.
Operational monitoring. The Operational Due Diligence Team also employs a comprehensive operational monitoring program, which is separate and distinct from the investment team’s investment monitoring program. The goal of our operational monitoring program is to monitor and manage, on an ongoing basis, operational risks associated with the investments on which they provided initial operational due diligence. We seek to identify “change events” that cause us to re-underwrite portions of our due diligence and re-evaluate the investment.
Investment Performance
The following tables present information relating to the performance of all the investments made by GCM Grosvenor (except as mentioned otherwise in more detail below) across both the private markets and absolute return strategies. The data for these investments is presented from the date indicated through September 30, 2020 for private markets strategies and through December 31, 2020 for absolute return strategies and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
When considering the data presented below, you should note that the historical results of our discretionary investments are not indicative of the future results you should expect from such investments, from any future investment funds we may raise or from any investment in our Class A common stock or warrants, in part because:
•market conditions and investment opportunities during previous periods may have been significantly more favorable for generating positive performance than those we may experience in the future;
•the performance of our investment programs is generally calculated on the basis of net asset value of the funds’ investments, including unrealized gains, which may never be realized;
•our historical returns derive largely from the performance of our earlier investment programs, whereas future returns will depend increasingly on the performance of our newer investment programs or investment programs not yet formed;

•our newly established investment programs may generate lower returns during the period that they take to deploy their capital;
•in recent years, there has been increased competition for investment opportunities resulting from the increased amount of capital invested in alternative investment strategies and high liquidity in debt markets, and the increased competition for investments may reduce our returns in the future; and
•the performance of particular investment programs also will be affected by risks of the industries and businesses in which they invest.
For purposes of the following tables:
•“Commitments” are the sum of total commitments and investments made by our portfolios to underlying investments of a particular strategy;
•“Contributions” are the sum of total amount of capital invested by our portfolios in underlying investments of a particular strategy, plus capitalized expenses paid in respect of such investments;
•“Current Value” and “Net Asset Value” of a strategy represent the latest aggregate fair value of the underlying investments in such strategy made by our portfolios, which is typically reported by the underlying investment managers of such investments. No assurance can be given as to the value that may ultimately be realized by any investment;
•“Distributions” are the sum of recallable and non-recallable returns of capital, interest, gains and dividend proceeds to our portfolios received from underlying investments. Distributions may include in-kind distributions at the value reported by the managers, if applicable;
•“Investment Net IRR” represents the net internal rate of return of our portfolios’ investments in the relevant strategy and reflects the total combined IRR for underlying investments that have been invested in by our portfolios in the relevant strategy. It is calculated using all the outflows to and inflows from the underlying investments, including cash flows for expenses and fees paid by our portfolios to those underlying investments. Performance information for underlying investments with less than 365 days of cash flows has not been annualized. Performance information for underlying investments and underlying investment sub-totals with more than 365 days of cash flows has been calculated using an annualized IRR. Investment Net IRR is not reduced for our management fees, allocable expenses and carried interest, but does reflect such reductions, if any, at the underlying investment level;
•“Investment Net TVPI” represents the total value paid-in multiple of our portfolios’ investments in the relevant strategy, and is calculated as adjusted value (i.e., Distributions + Net Asset Value) over total Contributions (i.e., investments, expenses, management fees, organization costs). Investment Net TVPI is not reduced for our management fees, allocable expenses and carried interest, but does reflect such reductions, if any, at the underlying investment level;
•“PMEs” are the S&P 500, the MSCI World Infrastructure, and the FTSE Nareit All REITS indices we present for comparison calculated on a Public Market Equivalent basis. We believe these indices are commonly used by private markets investors to evaluate performance. We use the Long Nickels PME calculation methodology, which allows private markets investment performance to be evaluated against a public index and assumes that capital is being invested in, or withdrawn from, the index on the days the capital was called and distributed from the underlying private market investments. The S&P 500 Index is a total return capitalization-weighted index that measures the performance of 500 U.S. large cap stocks. The MSCI World Index is a free float-adjusted market capitalization-weighted index of over 1,600 world stocks that is designed to measure the equity market performance of developed markets. The FTSE Nareit All REITs Index contains all publicly traded US real estate investment trusts (REITs);
•The “Composite” represents discretionary, globally diversified, multi-strategy, multi-manager investment portfolios (“Composite Funds”) whose capital is allocated to underlying investment managers that utilize a broad range of alternative investment strategies, including credit, relative value, multi-strategy, event driven, equities, macro, commodities and portfolio hedges. All Composite Funds included in the Composite are denominated in

U.S. dollars. In general, the Composite Funds seek to achieve superior long-term, risk-adjusted rates of return with low volatility and low levels of correlation to the broad equity and fixed income markets.
Historical Performance of Private Market Strategies
Realized and Partially Realized Investments As of September 30, 2020
($ in millions, unless otherwise mentioned)

Strategy	Commitments	Contributions	Distributions	Current Value	Investment Net TVPI		Investment Net IRR	PME	PME Index
Private Equity
Primary fund Investments(1)	$10,604.5	$11,631.1	$18,365.0	$2,159.9	1.76	x	13.8%	9.6%	S&P 500
Secondary Investments(2)	314.0	184.4	227.8	61.8	1.57	x	19.9%	9.4%	S&P 500
Co-Investments/Direct Investments(3)	2,287.4	2,194.5	3,830.7	298.7	1.88	x	22.6%	15.6%	S&P 500
Infrastructure(4)	2,181.7	2,013.3	2,656.9	391.8	1.51	x	10.8%	6.5%	MSCI World Infrastructure
Real Estate(5)	262.0	290.9	472.4	12.6	1.67	x	21.8%	12.3%	FNERTR Index

ESG and Impact Strategies
Diverse Managers(6)	1,132.3	1,236.3	1,961.3	301.8	1.83	x	24.0%	13.8%	S&P 500
Labor Impact Investments	$—	$—	$—	$—	n/a		n/a	n/a	MSCI World Infrastructure
Note: Returns for each strategy are presented from the date the firm established a dedicated team focused on such strategy through September 30, 2020. Investment net returns are net of investment-related fees and expenses, including fees paid to underlying managers, but do not reflect management fees, incentive compensation, or carried interest to us or any expenses of any account or vehicle we manage. Data does not include investments that were transferred at the request of investors prior to liquidation and are no longer managed by us.

Past performance is not necessarily indicative of future results.
All Investments As of September 30, 2020
($ in millions, unless otherwise mentioned)

Strategy	Commitments	Contributions	Distributions	Current Value	Investment Net TVPI		Investment Net IRR	PME	PME Index
Private Equity
Primary fund investments(1)	$20,402.9	$18,466.4	$21,420.2	$7,538.5	1.57	x	12.1%	10.4%	S&P 500
Secondary Investments(2)	1,165.0	846.8	376.3	659.1	1.22	x	11.7%	11.3%	S&P 500
Co-Investments/Direct Investments(3)	5,043.2	4,786.8	3,994.1	3,062.6	1.47	x	16.9%	14.3%	S&P 500
Infrastructure(4)	5,711.0	5,140.1	3,438.8	3,417.4	1.33	x	9.2%	5.6%	MSCI World Infrastructure
Real Estate(5)	1,890.5	1,398.6	840.9	834.6	1.20	x	10.7%	5.6%	FNERTR Index
Multi-Asset Class Programs	1,343.0	1,310.0	494.2	1,135.2	1.24	x	20.1%	n/a	n/a
ESG and Impact Strategies
Diverse Managers(6)	5,926.9	4,572.9	2,820.4	3,743.0	1.44	x	16.7%	13.3%	S&P 500
Labor Impact Investments	$214.8	$157.4	$—	$157.4	1.00	x	0.0%	-9.1%	MSCI World Infrastructure
Note: Returns for each strategy are presented from the date the firm established a dedicated team focused on such strategy through September 30, 2020. Investment net returns are net of investment-related fees and expenses, including fees paid to underlying managers, but do not reflect management fees, incentive compensation, or carried interest to us or any expenses of any account or vehicle we manage. Data does not include investments that were transferred at the request of investors prior to liquidation and are no longer managed by us.
Past performance is not necessarily indicative of future results.
____________
(1)Reflects primary fund investments since 2000. Excludes certain private markets credit fund investments outside of private equity programs.
(2)Reflects secondaries investments since 2014. In September 2014, we established a dedicated private equity secondaries vertical.
(3)Reflects co-investments/direct investments since 2009. In December 2008, we established a dedicated Private Equity Co-Investment Sub-Committee and adopted a more targeted, active co-investment strategy.
(4)Reflects infrastructure investments since 2003. Infrastructure investments exclude labor impact investments.
(5)Reflects real estate investments since 2010. In 2010, we established a dedicated Real Estate team and adopted a more targeted, active real estate strategy.
(6)Since 2007.
Historical Performance of Absolute Return Strategies

	Assets Under Management as of December 31, 2020 ($Bn)	Year to Date Returns Ending December 31, 2020		Annualized Returns Since Inception Through December 31, 2020(1)
		Gross	Net	Gross	Net
Absolute Return Strategies (Overall)	$25.2	13.67%	12.81%	7.28%	6.16%
GCMLP Diversified Multi-Strategy Composite	$11.8	15.64%	14.74%	8.24%	6.86%
____________
(1)Absolute Return Strategies (Overall) is since 1996. GCMLP Diversified Multi-Strategy Composite is since 1993.

Assets Under Management
Fee-Paying AUM
FPAUM is a metric we use to measure the assets from which we earn management fees. Our FPAUM comprises the assets in our customized separate accounts and specialized funds from which we derive management fees. We classify customized separate account revenue as management fees if the client is charged an asset-based fee, which includes the vast majority of our discretionary AUM accounts. The FPAUM for our private market strategies typically represents committed, invested or scheduled capital during the investment period and invested capital following the expiration or termination of the investment period. Substantially all of our private markets strategies funds earn fees based on commitments or net invested capital, which are not affected by market appreciation or depreciation. Our FPAUM for our absolute return strategy is based on net asset value.
Our calculations of FPAUM may differ from the calculations of other asset managers, and as a result, this measure may not be comparable to similar measures presented by other asset managers. Our definition of FPAUM is not based on any definition that is set forth in the agreements governing the customized separate accounts or specialized funds that we manage.
As of December 31, 2020, our FPAUM was $52.0 billion compared to $61.9 billion in AUM. The difference between AUM and FPAUM is primarily due to approximately $7.1 billion of contracted capital on which we expect to start charging management fees, under existing contracts, over the course of approximately the next three years as capital is invested or based on an agreed upon fee ramp in schedule. This additional $7.1 billion of capital will bolster our potential FPAUM growth over the next several years. Mark-to-market changes in AUM for funds that charge on commitments is another key difference between our AUM and our FPAUM.
Our overall FPAUM has grown from $44.1 billion as of December 31, 2017 to $52.0 billion as of December 31, 2020, representing a total CAGR of 5.6%, including a CAGR of 9.1% for FPAUM for our private markets strategy during the same period.
Contracted But Not Yet Fee-Paying AUM
Contracted, not yet fee-paying AUM represents limited partner commitments during or prior to the initial commitment or investment period where fees are expected to be charged in the future based on invested capital (capital committed to underlying investments) or on a ratable ramp-in of total commitments. As of December 31, 2020, our contracted but not yet fee-paying AUM was at an all-time high of $7.1 billion, up from $1.9 billion at the end of 2017. Of the $7.1 billion, approximately $3.1 billion is subject to an agreed upon fee ramp in schedule that will result in management fees being charged on approximately $1.3 billion of such amount in 2021, approximately $1.3 billion of such amount in 2022, and the remaining approximately $0.5 billion in 2023 and beyond. With respect to approximately $4.0 billion of the $7.1 billion, management fees will be charged as such capital is invested, which will depend on a number of factors, including the availability of eligible investment opportunities. We expect this capital will turn into FPAUM over the course of approximately the next three years and help drive significant growth from funds already under contract. It is also a strong indication of the momentum with our clients and in our business today, which we anticipate to continue into the future. The following chart summarizes the growth in our FPAUM and Contracted, not yet fee-paying AUM and the breakdown between private markets and absolute return strategies.

FPAUM and Contracted, not yet fee-paying AUM ($bn)
Our Clients
We believe the value proposition we offer and our philosophy that we do well when our clients do well has resulted in strong relationships with our clients. Our client base primarily comprises institutional investors that range from those seeking to make an initial investment in alternative assets to some of the largest and most sophisticated private markets investors. As a highly customized, flexible outsourcing partner, we are equipped to provide investment services to institutional clients of all sizes and with different needs, internal resources and investment objectives. Our clients include prominent institutional investors globally including in the United States, Europe, the Middle East, Asia, Australia and Latin America. As of December 31, 2020, approximately 38% of our AUM came from clients based outside of the Americas, reflecting the strength and breadth of our relationships within the global investor community.
The following charts illustrate the diversification of our client base:
Note: AUM as of December 31, 2020. Management fees for the twelve months ended December 31, 2020.
We believe the stability of our client base reflects the strength of the long-term client relationships we have developed. Further, these relationships help to explain why clients entrust us with their capital for extended periods of time.

Client Group
As of December 31, 2020, our business development, marketing and client service teams consisted of 61 employees. Each member of our business development team is assigned a territory, either domestic or international. Our business development professionals are responsible for relationship management with existing clients and consultants in addition to actively pursuing new business with prospective clients, depending on the territory they are assigned. In addition, each member of the business development team is supported by one or more members of the relationship management support team who help manage ongoing client service and support sales efforts. Certain business development professionals also focus on our consultant relations and Taft-Hartley client efforts.
We evaluate our business development, marketing and client service teams based on a number of factors, including new business won, size of existing book of business, quality of marketing materials generated, timeliness of responses to client inquiries, and their overall activity, measured by the volume of outreach and the progress converting initial outreach to various stages in the sales process. In recent years, we have become increasingly data-driven in our evaluation of performance of our business development professionals by making greater use of technology systems like Salesforce.
Operations
As of December 31, 2020, our operations team consisted of 252 professionals across multiple offices who perform critical functions in support of our corporate, client and investment activities. We have created a strong, institutional-quality internal control environment and are committed to maintaining a robust culture of compliance.
The operations team includes experienced professionals focused on fund finance, investment operations, corporate finance, compliance, legal, information technology, human resources, strategy and corporate development and other support functions. These teams are structured to serve the entirety of our business across the full range of investments strategies and implementation methodologies we offer. We seek to serve as an extension of staff for many our clients and consequently our operations team plays a key function in the servicing of our client relationships.
Fees and Other Key Contractual Terms
Fees vary based on investment strategy, implementation methodology and the size and scope of the client relationship.
Private Markets Strategies
Fees for private markets strategies vary by structure and strategy.
The majority of these programs are closed end structures, and typically fees consist of a management fee rate plus carried interest.
The management fee rate for closed end structures typically include a management fee component that differs by the type of strategy and the type of investment. Fees for primary fund investments are typically about half of those charged for secondary funds and co-investments. Direct investments are typically a further premium to co-investments. The management fee rate also depends on the total fee paying assets of a given client.
The management fee base for a given program can be based on committed capital, invested capital or a ramp-in /ramp-down schedule based on a percent of total committed capital. Some programs may employ one or more of these methodologies.
Carried interest is charged for certain of our private markets programs and varies depending on the implementation methodology. Carried interest is typically charged for secondary, co-investments and direct investments. Receipt of carry is typically subject to an 8% preferred return and 100% catch-up.
We recognize carried interest when it is probable that a significant reversal will not occur and record such amounts as incentive fees. In the event that a payment is made before it can be recognized as revenue, this amount would be included as deferred revenue on our consolidated statements of financial condition and recognized as income in accordance with our revenue recognition policy. The primary contingency regarding incentive fees is the “clawback,” or the obligation to return distributions in excess of the amount prescribed by the applicable fund or separate account documents.

In addition to fees, both our absolute return and private markets programs also typically bear reasonable expenses incurred in connection with their organization. The programs would also bear their operational costs, including the firm’s out-of-pocket expenses associated with identifying, making and monitoring investments, as well as costs associated with legal, audit, tax reporting, accounting, administration (whether performed in-house or by a third-party administrator), our oversight of services performed by a third-party administrator, and insurance.
Absolute Return Strategies
Fees for absolute return strategies are typically charged based on net asset value, which represents the aggregate fair value of the underlying investments in such strategies made by our portfolios (which is typically reported by the underlying investment managers of such investments). Specialized funds either have a set fee for the entire fund or a fee scale through which clients with larger commitments pay a lower fee.
Fees may be either fixed or include both a fixed and a performance fee. For a typical fixed and performance fee structure, the management fee typically is at a discount to the fixed-only fee scale, with the addition of a performance fee, which is a percentage of capital appreciation or profits. Earning the performance fee may be subject to a hurdle, a high watermark and/or a preferred return. The hurdle or preferred return may be a fixed percentage or a spread above a particular benchmark return (e.g., LIBOR or US T-Bills). Similarly, for large relationships, we may adjust the fixed fee component and/or performance fee component based on an analysis of the total economics of the relationship.
Competition
While we compete in various aspects of our business with a large number of asset management firms, commercial banks, broker-dealers, insurance companies and other financial institutions, we believe there are few firms that we compete with in all areas of our business. With respect to our specialized funds, we primarily compete with the private and absolute return investment businesses of a number of large international financial institutions and established local and regional competitors based in the United States, Europe and Asia, including managers offering funds-of-funds, secondary funds and co-investment funds in the alternative investment strategies. Our principal competition for customized separate accounts is mostly other highly specialized and independent alternative asset management firms. We compete primarily in the advisory services area of the business with firms that are regionally based and with a select number of large consulting firms for whom alternative investments is only one, often small, portion of their overall business.
In order to grow our business, we must maintain our existing client base and attract additional clients in customized separate account and specialized fund areas of the business. Historically, we have competed principally on the basis of the factors listed below:
•global access to private markets investment opportunities through our size, scale, reputation and strong relationships with fund managers;
•brand recognition and reputation within the investing community;
•performance of investment strategies;
•quality of service and duration of client relationships;
•data and analytics capabilities;
•ability to customize product offerings to client specifications;
•transparent organizational structure;
•ability to provide cost effective and comprehensive range of services and products; and
•clients’ perceptions of our independence and the alignment of our interests with theirs created through our investment in our own products.
The asset management business is intensely competitive, and in addition to the above factors, our ability to continue to compete effectively will depend upon our ability to attract highly qualified investment professionals and retain existing employees.

Legal and Compliance
Our general counsel oversees our legal team, which is comprised of attorneys located primarily in our corporate headquarters in Chicago, Illinois. Our legal team is responsible for our corporate matters and proprietary transactions, as well as issues related to employment, litigation and U.S. and non-U.S. regulation. It is also responsible for legal and structuring issues associated with investments in private equity, infrastructure, real estate, alternative credit and absolute return strategies, as well as structuring and negotiating documents relating to our specialized funds and our customized separate accounts, including any client-related legal matters related thereto. We utilize the services of outside counsel as we deem necessary.
Our compliance team is led by our global chief compliance officer. The compliance team is responsible for ensuring we maintain a robust compliance program that ensures we comply with the various federal, state, and international regulations applicable to our business. Our compliance team works closely with our legal team to ensure our policies, processes, and disclosures are in line with those ever evolving rules, and regulations, and industry practices. In addition, our compliance team is responsible for regulatory matters relating to GRV Securities, LLC (“GRV Securities”), a U.S. Securities and Exchange Commission (“SEC”) registered and FINRA member broker-dealer affiliate. GRV Securities is subject to the requirements and regulations as an SEC-registered broker-dealer and a member firm of FINRA that cover multiple aspects of its business, including licensing, registration, sales practices, recordkeeping and the conduct of directors, officers and employees.
Regulatory Environment
We are subject to extensive regulation by governmental and self-regulatory organizations in the jurisdictions in which we operate around the world, primarily at the federal level in the United States. Since October 17, 1997, we have been registered with the SEC as an investment adviser under the Advisers Act. In addition, among other rules and regulations, we are subject to regulation by the Department of Labor under the U.S. Employee Retirement Income Security Act of 1974 (“ERISA”). As a registered commodity pool operator and a registered commodity trading advisor, we are subject to regulation and oversight by the Commodity Futures Trading Commission (“CFTC”). We are also subject to regulation and oversight by the National Futures Association (“NFA”) in the U.S., as well as other regulatory bodies. By virtue of certain of our activities, we are subject to the reporting provisions of the Exchange Act.
SEC and FINRA Regulation
As a registered adviser, we are subject to the requirements of the Advisers Act and the SEC’s regulations thereunder, as well as to examination by the SEC’s staff. The Advisers Act is designed to protect investment advisory clients and, consequently, imposes substantive regulation on most aspects of our advisory business and our relationship with our clients. Applicable requirements relate to, among other things, disclosure and reporting obligations, maintaining an effective compliance program and appointing a chief compliance officer, fiduciary duties to clients, engaging in transactions with clients, client solicitation arrangements, disclosing and managing conflicts of interest, using promotional materials, and recordkeeping. The Advisers Act regulates the assignment of advisory contracts by the investment advisor. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from fines and censures to termination of an investment advisor’s registration. If we are unable to comply with the requirements of the Advisers Act or the SEC it could have a material adverse effect on us.
Our affiliated U.S. broker-dealer GRV Securities is registered with the SEC as a broker-dealer and is a member of FINRA and accordingly is subject to Exchange Act and FINRA rules and regulations that cover all aspects of its business, including sales practices, recordkeeping and the conduct of directors, officers and employees. GRV Securities is also specifically required to maintain a certain minimum level of net capital under Exchange Act and FINRA rules. The SEC and FINRA are authorized to institute proceedings and impose sanctions for violations of the Exchange Act and FINRA rules, ranging from fines and censures to termination of a broker-dealer’s registration. If we are unable to comply with the requirements of the Exchange Act, SEC, or FINRA, it could have a material adverse effect on us.
CFTC Regulation
As a registered commodity pool operator and registered commodity trading adviser, we are subject to the requirements of the Commodity Exchange Act and the CFTC’s regulations thereunder, as well as to examination by the staff of the NFA. In general, most of our funds are deemed exempt from many of the provisions of the CEA as such funds either have de minimis futures contracts and swaps exposure or operate as fund-of-funds.

ERISA-Related Regulation
Some of our funds are treated as holding “plan assets” as defined under ERISA, as a result of investments in those funds by benefit plan investors. By virtue of our role as investment manager of these funds, we are a “fiduciary” under ERISA with respect to such benefit plan investors. ERISA and the Code, impose certain duties on persons that are fiduciaries under ERISA, prohibit certain transactions involving benefit plans and “parties in interest” or “disqualified persons” to those plans, and provide monetary penalties for violations of these prohibitions. With respect to these funds, we rely on particular statutory and administrative exemptions from certain ERISA prohibited transactions, which exemptions are highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If we fail to comply with these various requirements, it could have a material adverse effect on our business. In addition, with respect to other investment funds in which benefit plan investors have invested, but which are not treated as holding “plan assets,” we rely on certain rules under ERISA in conducting investment management activities. These rules are sometimes highly complex and may in certain circumstances depend on compliance by third parties that we do not control. If for any reason these rules were to become inapplicable, we could become subject to regulatory action or third-party claims that could have a material adverse effect on our business.
Foreign Regulation
We provide investment advisory and other services and raise funds in a number of countries and jurisdictions outside the United States. In many of these countries and jurisdictions, which include the European Union (“EU”), the EEA, the individual member states of each of the EU and EEA, Australia, Canada, Hong Kong, Japan, South Korea and the U.K., we and our operations, and in some cases our personnel, are subject to regulatory oversight and requirements. In general, these requirements relate to registration, licenses for our personnel, periodic inspections, the provision and filing of periodic reports, and obtaining certifications and other approvals. Across the EU, we are subject to the European Union Alternative Investment Fund Managers Directive (“AIFMD”) requirements regarding, among other things, registration for marketing activities, the structure of remuneration for certain of our personnel and reporting obligations. Individual member states of the EU have imposed additional requirements that may include internal arrangements with respect to risk management, liquidity risks, asset valuations, and the establishment and security of depository and custodial requirements.
The application of some of these requirements and regulations to our business will change in connection with the exit of the U.K. from the EU, which became official at January 31, 2020. Brexit triggered the commencement of a transitional period that ended on December 31, 2020, during which, despite the UK no longer being an EU member state, EU law continued to apply in the UK as it did pre-Brexit, with firms remaining free to continue passporting services between the UK and member states of the EU. The transitional period expired on December 31, 2020. The U.K. and EU ratified a trade deal shortly before the end of the transitional period, but that trade deal does not include provision for U.K. regulated firms to continue to be able to passport their services into EU member states, meaning there will be direct implications to our business. For example, our subsidiaries that are authorized and regulated by the U.K. Financial Conduct Authority have lost “passporting” privileges under certain EU directives, such as the AIFMD and the Markets in Financial Instruments Directive II (“MiFID II”), which certain of our specialized funds and customized separate accounts have relied upon for access to markets throughout the EU. In preparation for this outcome, we worked with a third-party alternative investment fund manager (“AIFM”) based in Luxembourg to replace, prior to Brexit, our U.K.-based AIFM for our funds and certain customized separate accounts for the EU. While we believe that taking this step will help to ensure that we are able to continue to conduct business in the U.K. and the EU after Brexit, there remains some uncertainty as to the full extent to which our business could be adversely affected by, among other things, the legal status of the U.K. in relation to the EU, the political conditions in the U.K., the trade relations of the U.K. vis-à-vis other countries and the economic outlook in the U.K. In addition, further cost and complexity of operating in the UK may arise from the potential gradual divergence between the UK’s and EU’s regulatory frameworks, as whilst the UK will incorporate certain EU legislation in to UK law from the end of the transition period, this is subject to certain amendments by the UK and, at the same time, any change to the EU regulatory framework post-transitional period, will not be automatically incorporated into UK law.
In Japan, we are subject to regulation by the Japanese Financial Services Agency and the Kanto Local Finance Bureau. In Hong Kong, we are subject to regulation by the Hong Kong Securities & Futures Commission.

Regulations Related to Our Funds
Agencies that regulate investment advisers and broker-dealers, including the SEC, have broad administrative powers, including the power to limit, restrict or prohibit an investment adviser such as us or a broker-dealer such as GRV Securities from carrying on its business in the event that it fails to comply with applicable laws and regulations. Our failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of the registration of our subsidiary as an investment adviser or the revocation of the registration of GRV Securities as a broker-dealer.
The sale of securities in the U.S. generally requires registration under the Securities Act, unless an exemption from registration is available. Non-U.S. jurisdictions generally have similar requirements. Our funds either have sold, or currently sell, their securities without registration under applicable securities laws. For securities offerings to U.S. investors, our funds conduct non-public offerings in reliance on Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D under the Securities Act. Regulation D requires that an offering comply with certain conditions, including that each offeree satisfies a net worth or income requirement or is otherwise sophisticated and that the issuer not engage in any general solicitation or general advertising. For securities offerings to non-U.S. investors, our funds generally rely on the exemption for offshore offers and sales provided by Regulation S under the Securities Act, as well as on various exemptions in non-U.S. jurisdictions that generally restrict offers to high-net worth or qualified institutional investors or otherwise limit the manner of offering. We believe that the securities offerings by our funds comply, and have complied, with applicable laws. In some cases, compliance depends in part on the activities of third parties whom we do not control.
In the U.S. and many other jurisdictions, investment funds are generally subject to significant regulation designed to protect investors, although various exemptions from some or all of such regulations may be available. In the U.S., the Investment Company Act imposes substantive regulation on virtually all aspects of a registered investment company’s operation, including limitations on borrowing and leveraged capital structures, requiring that it be managed by a board of directors (or similar body), a majority of whom are not interested persons of the fund or its adviser, prohibitions on most transactions with affiliates, compliance program requirements, limitations on the payment of performance fees to advisers, and advertising, recordkeeping, reporting and disclosure requirements. Other countries’ laws may impose similar or more restrictive regulations.
Domestically, other than our funds that are registered investment companies with the SEC, our funds rely on exemptions from Investment Company Act registration and regulation requirements, which require that our funds not engage in a public offering of their securities, and generally require either that each of our funds have no more than 100 investors or that they limit their investors to persons or entities who have substantial investment portfolios ($5 million in the case of a natural person) or are our knowledgeable personnel.
Our funds that admit only non-U.S. investors rely on various exemptions from applicable investment fund registration and regulation available in non-U.S. jurisdictions, which exemptions generally require that our offshore funds only admit high-net worth or qualified institutional investors or otherwise limit the types of investors who may invest. To the extent they admit U.S. investors, our offshore funds must apply the same criteria to these investors as our domestic funds apply to their investors in order to be exempt from registration and regulation under the Investment Company Act.
We believe that our funds comply, and have complied, with applicable exemptions from registration and regulation under the Investment Company Act and applicable non-U.S. laws.
Available Information
We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information. Our SEC filings are available to the public over the Internet at the SEC's website at http://www.sec.gov. We make available on our website at www.gcmgrosvenor.com, free of charge, copies of these reports and any amendments as soon as reasonably practicable after filing or furnishing them with the SEC.
ITEM 1A. RISK FACTORS

In the course of conducting our business operations, we are exposed to a variety of risks. These risks are generally inherent to the alternative asset management industry or otherwise generally impact alternative asset managers like us. Any of the risk factors we describe below have affected or could materially adversely affect our business, financial condition and results of operations. The market price of shares of our Class A common stock could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occurs. Certain statements in “Risk Factors” are forward-looking statements. See “Forward-Looking Statements.”

Risks Related to Our Business and Industry

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
Investors in our open-ended, specialized funds may generally redeem their investments on an annual or quarterly basis following the expiration of a specified period of time when capital may not be withdrawn, subject to the applicable fund’s specific redemption provisions. In addition, the boards of directors of the investment companies we manage could terminate our advisory engagement of those companies on as little as 30 days’ prior written notice. In a declining market, the pace of redemptions from our open-ended, specialized funds, and consequently our assets under management, may accelerate as investors seek to limit the losses on their investments or rely upon the liquidity provided by our funds in order to satisfy other obligations these investors may have elsewhere in their portfolios. To the extent appropriate and permissible under a fund’s governing agreements, we may limit or suspend redemptions or otherwise take steps to limit the impact of redemptions on our funds during a redemption period, which may have a negative reputational impact on us. See “— Risks Related to Our Funds — Hedge fund investments are subject to numerous additional risks.” The decrease in revenues that would result from significant redemptions in our open-ended, specialized funds could have a material adverse effect on our business, financial condition and results of operations. In addition, the occurrence of such an event would likely have a negative reputational impact on us.
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
The outbreak of the COVID-19 pandemic led much of the world to institute stay-at-home orders, restrictions on travel, bans on public gatherings, the closing of non-essential businesses or limiting their hours of operation and other restrictions on businesses and their operations, which has adversely impacted global commercial activity and contributed to significant volatility and a downturn in global financial markets. While some of these restrictions are being relaxed or lifted in an effort to generate more economic activity, the risk of future COVID-19 outbreaks remains, and jurisdictions may reimpose restrictions in an effort to mitigate risks to public health. Moreover, even where restrictions are and remain lifted, the absence of viable treatment options and the length of time needed to vaccinate a significant segment of the global population could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. As a result, we are unable to predict the ultimate adverse impact of the pandemic, but it has affected, and may further affect, our business in various ways, including the following:
•We operate our business globally, with clients and offices across North America, Europe, Asia-Pacific, Latin America and the Middle East. The ability to easily travel and meet with prospective and current clients in person helps build and strengthen our relationships with them in ways that telephone and video conferences may not always afford. In addition, the ability of our employees to conduct their daily work in our offices helps to ensure a level of productivity that may not be achieved when coming to the office every day is not an option. Further, our investment strategies target opportunities globally. Restrictions on travel and public gatherings as well as stay-at-home orders mean that most of our client and prospect meetings are not currently taking place in person, and the vast majority of our employees are working from home. As a consequence, our ability to market our funds and raise new business has been impeded (which may result in lower or delayed revenue growth), it has become more difficult to conduct due diligence on investments (which can impede the identification of investment risks) and an extended period of remote working by our employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk, as remote working environments can be less secure and more susceptible to hacking attacks.
• A slowdown in fundraising activity has in the past resulted in delayed or decreased management fees and could result in delayed or decreased management fees in the future compared to prior periods. In addition, in light of declines in public equity markets and other components of their investment portfolios, investors may become restricted by their asset allocation policies to invest in new or successor funds that we provide, or may be prohibited by new laws or regulations from funding existing commitments. We may also experience a slowdown in the deployment of our capital, which could also adversely affect our ability to raise capital for new or successor funds.
•To the extent the market dislocation caused by COVID-19 may present attractive investment opportunities due to increased volatility in the financial markets, we may not be able to complete those investments, which could impact revenues, particularly for our funds that charge fees on invested capital.
•Our liquidity and cash flows may be adversely impacted by declines or delays in realized incentive fees and management fee revenues.
•Our funds invest in industries that have been materially impacted by the COVID-19 pandemic, including healthcare, travel, entertainment, hospitality and retail. Companies in these industries are facing operational and financial hardships resulting from the pandemic, and if conditions do not improve, they could continue to suffer materially, become insolvent or cease operations altogether, any of which would decrease the value of the investments.
•COVID-19 presents a threat to our employees’ well-being and morale. If our senior management or other key personnel become ill or are otherwise unable to perform their duties for an extended period of time, we may experience a loss of productivity or a delay in the implementation of certain strategic plans. In addition to any potential impact of such extended illness on our operations, we may be exposed to the risk of litigation by our employees against us for, among other things, failure to take adequate steps to protect their well-being, particularly in the event they become sick after a return to the office. Further, local COVID-19-related laws can be subject to rapid change depending on public health developments, which can lead to confusion and make compliance with laws uncertain and subject us to increased risk of litigation for non-compliance.
•We anticipate that regulatory oversight and enforcement will become more rigorous for public companies in general, and for the financial services industry in particular, as a result of the recent volatility in the financial markets.
We believe COVID-19’s adverse impact on our business, financial condition and results of operations will be significantly driven by a number of factors that we are unable to predict or control, including, for example: the severity and duration of the pandemic, including the timing of vaccination of a significant segment of the global population or the availability of a treatment for COVID-19; the pandemic’s impact on the U.S. and global economies; the timing, scope and effectiveness of additional governmental responses to the pandemic; the timing and path of economic recovery; and the negative impact on our clients, counterparties, vendors and other business partners that may indirectly adversely affect us.
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
Our cash flow may fluctuate significantly from quarter-to-quarter due to the fact that we receive carried interest distributions from certain of our funds only when investments are realized and, in certain cases, achieve a certain preferred return based on performance. In most cases, for our funds where we are entitled to receive carried interest distributions, an element of our revenues, it takes a substantial period of time to realize the cash value (or other proceeds) of an investment. Even if an investment proves to be profitable, it may be a number of years before any profits can be realized in cash (or other proceeds). We cannot predict when, or if, any realization of investments will occur, and thus, we cannot predict the timing or amounts of carried interest distributions to us. If we were to receive a carried interest distribution in a particular quarter, it may have a significant impact on our results for that particular quarter, which may not be replicated in subsequent quarters.
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
The industry in which we operate is intensely competitive, with competition based on a variety of factors, including investment performance, the scope and the quality of service provided to clients, brand recognition, business reputation and price. Our business competes with a number of private equity funds, specialized investment funds, solutions providers and other sponsors managing pools of capital, as well as corporate buyers, traditional asset managers, commercial banks, investment banks and other financial institutions (including sovereign wealth funds), and we expect that competition will continue to increase. For example, certain traditional asset managers have developed their own private equity platforms and are marketing other asset allocation strategies as alternatives to hedge fund investments. Additionally, developments in financial technology, such as distributed ledger technology, commonly referred to as blockchain, have the potential to disrupt the financial industry and change the way financial institutions, as well as asset managers, do business. A number of factors serve to increase our competitive risks:
•a number of our competitors have greater financial, technical, marketing and other resources and more personnel than we do;

•some of our competitors have recently raised, or are expected to raise, significant amounts of capital, and many of them have investment objectives similar to ours, which may create additional competition for investment opportunities that our funds seek to exploit;
•some of our funds may not perform as well as competitors’ funds or other available investment products;
•several of our competitors have significant amounts of capital, and many of them have similar investment objectives to ours, which may create additional competition for investment opportunities and may reduce the size and duration of pricing inefficiencies that many alternative investment strategies seek to exploit;
•some of our competitors may have a lower cost of capital, which may be exacerbated to the extent potential changes to the Code limit the deductibility of interest expense;
•some of our competitors may have access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities;
•some of our competitors may be subject to less regulation and accordingly may have more flexibility to undertake and execute certain businesses or investments than we can and/or bear less compliance expense than we do;
•some of our competitors may have more flexibility than us in raising certain types of investment funds under the investment management contracts they have negotiated with their investors;
•some of our competitors may have better expertise or be regarded by investors as having better expertise in a specific asset class or geographic region than we do; and
•other industry participants may, from time to time, seek to recruit our investment professionals and other employees away from us.
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
Additionally, we permit employees, former employees and other parties associated with the firm to invest in or alongside our funds on a no-fee, no-carry basis. These arrangements may create a conflict in connection with investments we make on behalf of our funds. For example, we have an agreement with our director, Stephen Malkin, that was originally entered into in 2005 when he resigned from GCM Grosvenor to manage a family office, in connection with the individual’s departure from our firm. While investments in and alongside our funds by Mr. Malkin’s family office are subject to the same policies and procedures applicable to our current employees, Mr. Malkin benefits from information he receives in respect of our funds and our funds’ investments and the right to invest on a no-fee and no-carry basis.
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
Potential conflicts will arise with respect to our decisions regarding how to allocate co-investment opportunities among our funds and investors and the terms of any such co-investments. Our fund documents typically do not mandate specific allocations with respect to co-investments. The investment advisers of our funds may have an incentive to provide co-investment opportunities to certain investors in lieu of others. Co-investment arrangements may be structured through one or more of our investment vehicles, and in such circumstances, co-investors will generally bear the costs and expenses thereof (which may lead to conflicts of interest regarding the allocation of costs and expenses between such co-investors and investors in our other investment funds). The terms of any such existing and future co-investment vehicles may differ materially, and in some instances may be more favorable to us, than the terms of certain of our funds or prior co-investment vehicles, and such different terms may create an incentive for us to allocate a greater or lesser percentage of an investment opportunity to such funds or such co-investment vehicles, as the case may be. Such incentives will from time to time give rise to conflicts of interest. Allocating investment opportunities appropriately frequently involves significant and subjective judgments. The risk that fund investors could challenge allocation decisions as inconsistent with our obligations under applicable law, governing fund agreements or our own policies cannot be eliminated. In addition, the perception of non-compliance with such requirements or policies could harm our reputation with fund investors.
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

A significant portion of our consolidated financial statements include financial information, including net assets and revenues, that is attributable to noncontrolling interests holders and not attributable to us. As a result, the net assets and revenues presented in our consolidated financial statements may not represent our economic interests in those net assets and revenues.
While our historical consolidated financial statements include financial information, including assets and revenues of certain entities on a consolidated basis, a portion of such assets and revenues are attributable to the noncontrolling interest holders and not directly attributable to us as discussed in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Our international operations carry special financial and business risks, which could include the following:
•greater difficulties in managing and staffing foreign operations;
•differences between the U.S. and foreign capital markets, such as for accounting, auditing, financial reporting and legal standards, practices and disclosure requirements;
•fluctuations in foreign currency exchange rates that could adversely affect our results;
•additional costs of complying with, and exposure to liability under, foreign regulatory regimes;
•unexpected changes in trading policies, regulatory requirements, tariffs and other barriers;
•longer transaction cycles;
•higher operating costs;
•local labor conditions and regulations;
•adverse consequences or restrictions on the repatriation of earnings;
•potentially adverse tax consequences, such as trapped foreign losses;
•less stable political and economic environments;
•terrorism, political hostilities, war, public health crises and other civil disturbances or other catastrophic or pandemic events that reduce business activity;
•cultural and language barriers and the need to adopt different business practices in different geographic areas; and
•difficulty collecting fees and, if necessary, enforcing judgments.
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
In January 2020, the United Kingdom (the “U.K.”) withdrew from the European Union (the “EU”) (commonly referred to as “Brexit”), with a transition period that ended on December 31, 2020. The U.K. and EU have ratified a trade deal but that trade deal does not currently include provision for U.K. regulated firms to continue to be able to passport their services into EU member states. Prior to December 31, 2020, despite the U.K. no longer being a member state of the EU, applicable EU rules and regulations continued to apply in the U.K., as they did prior to Brexit, during a so-called “transition period”. On December 31, 2020, the transition period ended and EU rules and regulations no longer apply in the U.K. and the U.K.’s “onshored” versions of EU law take effect. There may be future negotiations between the U.K. and EU regarding financial services and access to one another’s markets; however any future developments in this regard remain uncertain. Our business may be adversely affected by Brexit due to, among other things, disruption of the free movement of goods, services, capital, and people between the U.K. and the EU as well as potential changes to the legal and regulatory environment in the region. Furthermore, as a result of Brexit, our subsidiaries that are authorized and regulated by the U.K. Financial Conduct Authority are no longer able to avail themselves of passporting rights under certain EU directives (such as the AIFMD and MiFID II) to provide services and perform activities outside the U.K. in member states of the EU. This may have an adverse impact on our results including the cost of, risk to, manner of conducting, and location of, our European business and our ability to hire and retain key staff in Europe. This may also adversely impact the markets in which we operate; the funds we manage or advise; our clients and our ability to raise capital from them; and ultimately the returns that may be achieved. While we have taken measures designed to allow us to continue to conduct our business in both the U.K. and the EU, Brexit may increase our cost of conducting business, interfere with our ability to market our products and provide our services and generally make it more difficult for us to pursue our objectives in the region. In particular, it may be challenging for us to continue marketing EU-domiciled funds that are subject to AIFMD where we are not designated the alternative investment manager to such funds but are instead delegated portfolio management responsibility from a third-party firm.
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
Political parties in several member states of the EU have similarly proposed that a referendum be held on their country’s membership in the EU. It is unclear whether any member states of the EU will hold such referendums, but further disruption and legal uncertainty can be expected if there are.
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
As of December 31, 2020, we had $340.3 million in long-term debt outstanding. We expect to continue to utilize debt to finance our operations, which will expose us to the typical risks associated with the use of leverage. An increase in leverage could make it more difficult for us to withstand adverse economic conditions or business plan variances, to take advantage of new business opportunities, or to make necessary capital expenditures. Any portion of our cash flow required for debt service would not be available for our operations, distributions, dividends or other purposes. Any substantial decrease in net operating cash flows or any substantial increase in expenses could make it difficult for us to meet our debt service requirements or force us to modify our operations. Our level of indebtedness may make us more vulnerable to economic downturns and reduce our flexibility in responding to changing business, regulatory and economic conditions, which could have a material adverse effect on our business, financial condition and results of operations.
We may be unable to remain in compliance with the financial or other covenants contained in our debt instruments.
Our debt instruments contain, and any future debt instruments may contain, financial and other covenants that impose requirements on us and limit our and our subsidiaries’ ability to engage in certain transactions or activities, such as:
•making certain payments in respect of equity interests, including, among others, the payment of dividends and other distributions, redemptions and similar payments, payments in respect of warrants, options and other rights, and payments in respect of subordinated indebtedness;

•incurring additional debt;
•providing guarantees in respect of obligations of other persons;
•making loans, advances and investments;
•entering into transactions with investment funds and affiliates;
•creating or incurring liens;
•entering into negative pledges;
•selling all or any part of the business, assets or property, or otherwise disposing of assets;
•making acquisitions or consolidating or merging with other persons;
•entering into sale-leaseback transactions;
•changing the nature of our business;
•changing our fiscal year;
•making certain modifications to organizational documents or certain material contracts;
•making certain modifications to certain other debt documents; and
•entering into certain agreements with respect to the repayment of indebtedness, the making of loans or advances, or the transferring of assets.
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
In the wake of highly publicized financial scandals, investors exhibited concerns over the integrity of the U.S. financial markets, and the regulatory environment in which we operate is subject to further regulation in addition to those rules already promulgated. For example, there are a significant number of regulations that affect our business under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The U.S. Securities and Exchange Commission (“SEC”) in particular continues to increase its regulation of the asset management and private equity industries, focusing on the private equity industry’s fees, allocation of expenses to funds, marketing practices, allocation of fund investment opportunities, disclosures to fund investors, the allocation of broken-deal expenses and general conflicts of interest disclosures. The SEC has also heightened its focus on the valuation practices employed by investment advisers. The lack of readily ascertainable market prices for many of the investments made by our funds or the funds in which we invest could subject our valuation policies and processes to increased scrutiny by the SEC. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. Brexit may result in our being subject to new and increased regulations if we can no longer rely on passporting privileges that allow U.K. financial institutions to access the EU single market without restrictions. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations.
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
The Foreign Investment Risk Review Modernization Act significantly increased the types of transactions that are subject to the jurisdiction of the Committee on Foreign Investment in the United States (“CFIUS”). Under the final regulations of the reform legislation, which became effective on February 13, 2020, CFIUS has the authority to review and potentially recommend that the President of the United States block or impose conditions on noncontrolling investments in critical infrastructure and critical technology companies and in companies collecting or storing sensitive data of U.S. citizens, which may reduce the number of potential buyers and limit the ability of our funds to realize value from certain existing and future investments.
In the EU, MiFID II requires, among other things, all MiFID investment firms to comply with prescriptive disclosure, transparency, reporting and recordkeeping obligations and obligations in relation to the receipt of investment research, best execution, product governance and marketing communications. As we operate investment firms which are subject to MiFID II, we have implemented policies and procedures to comply with MiFID II where relevant, including where certain rules have an extraterritorial impact on us. Compliance with MiFID II has resulted in greater overall complexity, higher compliance, administration and operational costs, and less overall flexibility. The complexity, operational costs and reduction in flexibility may be further compounded as a result of Brexit. This is because the UK is both: (i) no longer required to transpose EU law into UK law; and (ii) electing to transpose certain EU legislation into UK law subject to various amendments and subject to the FCA’s oversight rather than that of EU regulators. Taken together, (i) and (ii) could result in divergence between the UK and EU regulatory frameworks.
In addition, across the EU, we are subject to the AIFMD, under which we are subject to regulatory requirements regarding, among other things, registration for marketing activities, the structure of remuneration for certain of our personnel and reporting obligations. Certain requirements of the AIFMD and the interpretation thereof remain uncertain and may be subject to change as a result of further legislation amending the AIFMD, the issuance of any further national and/or EU guidelines with respect to the AIFMD and the interpretation thereof, and changes to national implementing legislation in relevant European Economic Area (“EEA”) countries or in the UK. Outside the EEA, the regulations to which we are subject relate primarily to registration and reporting obligations. As described above, Brexit and the potential resulting divergence between the UK and EU regulatory frameworks may result in additional complexity and costs in complying with AIFMD across both the UK and EU.
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
The historical performance of our funds should not be considered indicative of the future performance of these funds or of any future funds we may raise, in part because:
•market conditions and investment opportunities during previous periods may have been significantly more favorable for generating positive performance than those we may experience in the future;
•the performance of our funds that distribute carried interest is generally calculated on the basis of the net asset value of the funds’ investments, including unrealized gains, which may never be realized and therefore never generate carried interest;
•our historical returns derive largely from the performance of our earlier funds, whereas future fund returns will depend increasingly on the performance of our newer funds or funds not yet formed;
•our newly established closed-ended funds may generate lower returns during the period that they initially deploy their capital;
•competition continues to increase for investment opportunities, which may reduce our returns in the future;
•the performance of particular funds also will be affected by risks of the industries and businesses in which they invest; and
•we may create new funds that reflect a different asset mix and new investment strategies, as well as a varied geographic and industry exposure, compared to our historical funds, and any such new funds could have different returns from our previous funds.

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
Our failure to comply with investment guidelines set by our clients could result in damage awards against us or a reduction in assets under management (“AUM”), either of which would cause our earnings to decline and adversely affect our business.
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
Because there is significant uncertainty in the valuation of, or in the stability of the value of, illiquid investments, the fair values of such investments as reflected in a fund’s net asset value do not necessarily reflect the prices that would actually be obtained if such investments were sold. Realizations at values significantly lower than the values at which investments have been reflected in fund net asset values could result in losses for the applicable fund and the loss of potential incentive fees for the fund’s manager and us. Also, a situation in which asset values turn out to be materially different from values reflected in fund net asset values, whether due to misinformation or otherwise, could cause investors to lose confidence in us and may, in turn, result in difficulties in our ability to raise additional capital, retain clients or attract new clients. Further, we often engage third-party valuation agents to assist us with the valuations. It is possible that a material fact related to the target of the valuation might be inadvertently omitted from our communications with them, resulting in an inaccurate valuation.
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
Our funds make investments in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States.
A significant amount of the investments of our funds include private markets funds that are located outside the United States or that invest in portfolio companies located outside the United States. Such non-U.S. investments involve certain factors not typically associated with U.S. investments, including risks related to:
•currency exchange matters, such as exchange rate fluctuations between the U.S. dollar and the foreign currency in which the investments are denominated, and costs associated with conversion of investment proceeds and income from one currency to another;
•differences between the U.S. and foreign capital markets, including the absence of uniform accounting, auditing, financial reporting and legal standards, practices and disclosure requirements and less government supervision and regulation;
•certain economic, social and political risks, including exchange control regulations and restrictions on foreign investments and repatriation of capital, the risks of political, economic or social instability; and
•the possible imposition of foreign taxes with respect to such investments or confiscatory taxation.
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
The transition to sustainable finance accelerates existing risks and raises new risks for our business that may impact our profitability and success. In particular, ESG matters have been the subject of increased focus by certain regulators, including in the U.S. and the EU. A lack of harmonization globally in relation to ESG legal and regulatory reform leads to a risk of fragmentation in group level priorities as a result of the different pace of sustainability transition across global jurisdictions. This may create conflicts across our global business which could risk inhibiting our future implementation of, and compliance with, rapidly developing ESG standards and requirements. Failure to keep pace with sustainability transition could impact our competitiveness in the market and damage our reputation resulting in a material adverse effect on our business. In addition, failure to comply with applicable legal and regulatory changes in relation to ESG matters may attract increased regulatory scrutiny of our business, and could result in fines and/or other sanctions being levied against us.
The European Commission has initiated legislative reforms, which include, without limitation: (a) Regulation 2019/2088 (Sustainable Finance Disclosure Regulation) regarding the introduction of transparency and disclosure obligations for investors, funds and asset managers in relation to ESG factors, for which most rules are proposed to take effect beginning on March 10, 2021; (b) Regulation 2020/852 (Taxonomy Regulation) regarding the introduction of an EU-wide taxonomy of environmentally sustainable activities, which is proposed to take effect in a staggered approach beginning on January 1, 2022; and (c) amendments to existing regulations including MiFID II and AIFMD to embed ESG requirements. As a result of these legislative initiatives, we will be required to provide additional disclosure to investors in our funds with respect to ESG matters to EU based investors, depending on the extent to which the fund promotes, or adopts as an objective, sustainability. This may expose us to increased disclosure risks, for example due to a lack of available or credible data, and the potential for conflicting disclosures may also expose us to an increased risk of misstatement litigation or miss-selling allegations. Failure to manage these risks could result in a material adverse effect on our business in a number of ways. While these ESG legislative developments at EU level will no longer have legal effect in the UK as a result of Brexit, they may, nevertheless, inform the UK government’s legislative approach in relation to ESG and the disclosure requirements applicable to our UK regulated entities. In the event divergent ESG disclosure obligations arise between the UK and the EU, this may also present an increased compliance risk if we are required to comply with different regulatory standards.
In the U.S., on October 30, 2020, the Department of Labor finalized a new rule intended to clarify the fiduciary requirements for investment managers of “plan assets” considering non-pecuniary factors (including ESG) when investing. Although it is not yet clear, the new rule could cause a chilling effect on U.S. pension plans subject to ERISA investing in funds that have an ESG component, which includes some of our funds. Should these plan investors decide not to invest in our funds that have an ESG component, we may not be able to maintain or increase the size of these funds or raise sufficient capital for new funds that have an ESG component, which may adversely impact our revenues.
We may consider ESG factors in connection with investments for certain of our funds, and certain of our funds are constructed with specific ESG or impact components. ESG factors are not universally agreed upon or accepted by investors, and our consideration of ESG factors or construction of specific ESG or impact funds could attract opposition from certain segments of our existing and potential investor base. Any actual opposition to our consideration of ESG factors could impact our ability to maintain or raise capital for our funds, which may adversely impact our revenues.
The short-term and long-term impact of the Basel III capital standards on our clients is uncertain.
In June 2011, the Basel Committee on Banking Supervision, an international body comprised of senior representatives of bank supervisory authorities and central banks from 27 countries, including the United States, announced the final framework for a comprehensive set of capital and liquidity standards, commonly referred to as “Basel III,” for internationally active banking organizations and certain other types of financial institutions, which were revised in 2017. These standards generally require banks to hold more capital, predominantly in the form of common equity, than under the previous capital framework, reduce leverage and improve liquidity standards. U.S. federal banking regulators have adopted, and continue to adopt, final regulations to implement Basel III for U.S. banking organizations.
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
Investments by our funds in other hedge funds, as well as investments by our credit-focused, opportunistic and other hedge funds and similar products, are subject to numerous additional risks, including the following:
•Certain of the underlying funds in which we invest are newly established funds without any operating history or are managed by management companies or general partners who may not have as significant track records as an independent manager.
•Generally, the execution of these hedge funds’ investment strategies is subject to the sole discretion of the management company or the general partner of such funds.
•Hedge funds may engage in speculative trading strategies, including short selling.
•Hedge funds are exposed to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem or otherwise, thus causing the fund to suffer a loss.
•Credit risk may arise through a default by one of several large institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by one institution causes a series of defaults by the other institutions.
•The efficacy of investment and trading strategies depend largely on the ability to establish and maintain an overall market position in a combination of financial instruments. A hedge fund’s trading orders may not be executed in a timely and efficient manner due to various circumstances, including systems failures or human error. In such event, the funds might only be able to acquire some but not all of the components of the position, or if the overall position were to need adjustment, the funds might not be able to make such adjustment.
•Hedge funds may make investments or hold trading positions in markets that are volatile and which may become illiquid. Timely divestiture or sale of trading positions can be impaired by decreased trading volume, increased price volatility, concentrated trading positions, limitations on the ability to transfer positions in highly specialized or structured transactions to which they may be a party, and changes in industry and government regulations. It may be impossible or costly for hedge funds to liquidate positions rapidly in order to meet margin calls, withdrawal requests or otherwise, particularly if there are other market participants seeking to dispose of similar assets at the same time or the relevant market is otherwise moving against a position or in the event of trading halts or daily price movement limits on the market or otherwise. For example, in 2008 many hedge funds, including some of our funds, experienced significant declines in value. In many cases, these declines in value were both provoked and exacerbated by margin calls and forced selling of assets. Moreover, certain of our funds of hedge funds were invested in third-party hedge funds that halted redemptions in the face of illiquidity and other issues, which precluded those funds of hedge funds from receiving their capital back on request.
•Hedge fund investments are subject to risks relating to investments in commodities, futures, options and other derivatives, the prices of which are highly volatile and may be subject to the theoretically unlimited risk of loss in certain circumstances, including if the fund writes a call option.
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
Investments in infrastructure assets may expose us to increased risks that are inherent in the ownership of real assets. For example:
•Ownership of infrastructure assets may present risk of liability for personal and property injury or impose significant operating challenges and costs with respect to, for example, compliance with zoning, environmental or other applicable laws.
•Infrastructure asset investments may face construction risks including shortages of suitable labor and equipment, adverse construction conditions and challenges in coordinating with public utilities, all of which could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of construction activities once undertaken. Certain infrastructure asset investments may remain in construction phases for a prolonged period and, accordingly, may not be cash generative for a prolonged period. Recourse against the contractor may be subject to liability caps or may be subject to default or insolvency on the part of the contractor.
•The management of the business or operations of an infrastructure asset may be contracted to a third-party management company unaffiliated with us. Although it would be possible to replace any such operator, the failure of such an operator to adequately perform its duties or to act in ways that are in our best interest, or the breach by an operator of applicable agreements or laws, rules and regulations, could have an adverse effect on the investment’s financial condition and results of operations.
Infrastructure investments often involve an ongoing commitment to a municipal, state, federal or foreign government or regulatory agencies. The nature of these obligations exposes us to a higher level of regulatory control than typically imposed on other businesses and may require us to rely on complex government licenses, concessions, leases or contracts, which may be difficult to obtain or maintain. Infrastructure investments may require operators to manage such investments and such operators’ failure to comply with laws, including prohibitions against bribing of government officials, may adversely affect the value of such investments and cause us serious reputational and legal harm. Revenues for such investments may rely on contractual agreements for the provision of services with a limited number of counterparties, and are consequently subject to counterparty default risk. The operations and cash flow of infrastructure investments are also more sensitive to inflation and, in certain cases, commodity price risk. Furthermore, services provided by infrastructure investments may be subject to rate regulations by government entities that determine or limit prices that may be charged. Similarly, users of applicable services or government entities in response to such users may react negatively to any adjustments in rates and thus reduce the profitability of such infrastructure investments.
Our historical financial results included elsewhere in this Annual Report on Form 10-K may not be indicative of what our actual financial position or results of operations would have been if we had been a public company.
Our historical financial results included in this Annual Report on Form 10-K do not reflect the financial condition, results of operations or cash flows we would have achieved as a public company during the periods presented or those we will achieve in the future. Our financial condition and future results of operations could be materially different from amounts reflected in GCM Grosvenor’s historical financial statements included elsewhere in this Annual Report on Form 10-K, so it may be difficult for investors to compare our future results to historical results or to evaluate our relative performance or trends in our business.

Risks Related to Our Organizational Structure
We are a “controlled company” within the meaning of the Nasdaq listing standards and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.
As of the date of this Annual Report on Form 10-K, the Key Holders hold all of the Class C common stock, which prior to the Sunset Date will entitle such holders to cast the lesser of 10 votes per share and the Class C Share Voting Amount, the latter of which is generally a number of votes per share equal to (1) (x) an amount of votes equal to 75% of the aggregate voting power of our capital stock (including for this purpose any Includible Shares), minus (y) the total voting power of our capital stock (other than our Class C common stock) owned or controlled, directly or indirectly, by the Key Holders (including, any Includible Shares), divided by (2) the number of shares of our Class C common stock then outstanding. As a result, as of the date of this Annual Report on Form 10-K, the Key Holders control approximately 75% of the combined voting power of our common stock, and may control a majority of our voting power so long as the Class C common stock represents at least 9.1% of our total common stock. As a result of the Key Holders’ holdings, we qualify as a “controlled company” within the meaning of the corporate governance standards of The Nasdaq Stock Market LLC (“Nasdaq”). Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirement that (i) a majority of our board of directors consist of independent directors, (ii) we have a compensation committee that is composed entirely of independent directors and (iii) director nominees be selected or recommended to the board by independent directors.
We rely on certain of these exemptions. As a result, we do not have a compensation committee consisting entirely of independent directors and our directors were not nominated or selected solely by independent directors. We may also rely on the other exemptions so long as we qualify as a controlled company. To the extent we rely on any of these exemption, holders of our Class A common stock will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.
The multi-class structure of our common stock has the effect of concentrating voting power with our Chief Executive Officer, which will limit an investor’s ability to influence the outcome of important transactions, including a change of control.
Holders of shares of our Class A common stock are entitled to cast one vote per share of Class A common stock while holders of shares of our Class C common stock are, (1) prior to the Sunset Date, entitled to cast the lesser of (x) 10 votes per share and (y) the Class C Share Voting Amount and (2) from and after the Sunset Date, entitled to cast one vote per share. As of the date of this Annual Report on Form 10-K, the Key Holders controlled approximately 75% of the combined voting power of our common stock as a result of their ownership of all of our Class C common stock. Accordingly, while we do not intend to issue additional Class C common stock in the future, Mr. Sacks, through his control of GCM V, will be able to exercise control over all matters requiring our stockholders’ approval, including the election of our directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Mr. Sacks may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of shares of our Class A common stock.
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
We are required to pay over to the GCMH Equityholders most of the tax benefits we receive from tax basis step-ups attributable to our acquisition of Grosvenor common units from GCMH equityholders and certain other tax attributes, and the amount of those payments could be substantial.
In connection with the Closing, we entered into a tax receivable agreement (the “Tax Receivable Agreement”) with the GCMH Equityholders (the GCMH Equityholders, and their successors and assigns with respect to the Tax Receivable Agreement, the “TRA Parties”), pursuant to which we will generally pay them 85% of the amount of the tax savings, if any, that we realize (or, under certain circumstances, are deemed to realize) as a result of increases in tax basis (and certain other tax benefits) resulting from our acquisition of equity interests in GCMH from current or former GCMH equityholders (including in connection with the Business Combination, and with future exchanges of Grosvenor common units for Class A common stock or cash), from certain existing tax basis in the assets of GCMH and its subsidiaries, and from certain deductions arising from payments made in connection with the Tax Receivable Agreement. The term of the Tax Receivable Agreement commenced upon the Closing and will continue until all benefits that are subject to the Tax Receivable Agreement have been utilized or expired, subject to the potential acceleration of our obligations under the Tax Receivable Agreement that is discussed below. The Tax Receivable Agreement makes certain simplifying assumptions regarding the determination of the tax savings that we realize or are deemed to realize from applicable tax attributes (including use of an assumed state and local income tax rate), which may result in payments pursuant to the Tax Receivable Agreement in excess of those that would result if such assumptions were not made and therefore in excess of 85% of our actual tax savings.
The actual increases in tax basis arising from our acquisition of interests in GCMH, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending on a number of factors, including, but not limited to, the price of our Class A common stock at the time of the purchase or exchange, the timing of any future exchanges, the extent to which exchanges are taxable, the amount and timing of our income and the tax rates then applicable. We expect that the payments that we are required to make under the Tax Receivable Agreement could be substantial.
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
The Tax Receivable Agreement provides that in the case of certain changes of control, or at the election of a representative of the TRA Parties upon a material breach of our obligations under the Tax Receivable Agreement or upon the occurrence of certain credit-related events, our obligations under the Tax Receivable Agreement will be accelerated. If our obligations under the Tax Receivable Agreement are accelerated, we will be required to make a payment to the TRA Parties in an amount equal to the present value of future payments under the Tax Receivable Agreement, calculated utilizing certain assumptions. Those assumptions include the assumptions that the TRA Parties will have exchanged all of their Grosvenor common units, and that we will have sufficient taxable income to utilize any tax deductions arising from the covered tax attributes in the earliest year they become available. If our obligations under the Tax Receivable Agreement are accelerated, those obligations could have a substantial negative impact on our, or a potential acquiror’s liquidity, and could have the effect of delaying, deferring, modifying or preventing certain mergers, business combinations or other changes of control. These provisions could also result in situations where the TRA Parties have interests that differ from or are in addition to those of our other equityholders. In addition, we could be required to make payments under the Tax Receivable Agreement that are substantial, significantly in advance of any potential actual realization of such tax benefits, and in excess of our, or a potential acquiror’s, actual tax savings, and in some cases involving a change of control we could be required to make payments even in the absence of any actual increases in tax basis or benefit from existing tax basis.

Our only material asset is our interest in GCMH, and we are accordingly dependent upon distributions from GCMH to pay dividends, taxes and other expenses.
We are a holding company with no material assets other than our indirect ownership of equity interests in GCMH and certain deferred tax assets. As such, we do not have any independent means of generating revenue. We intend to cause GCMH to make distributions to its members, including us, in an amount at least sufficient to allow us to pay all applicable taxes, to make payments under the Tax Receivable Agreement, and to pay our corporate and other overhead expenses. To the extent that we need funds, and GCMH is restricted from making such distributions under applicable laws or regulations, or is otherwise unable to provide such funds, it could materially and adversely affect our liquidity and financial condition.
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
Holdings is entitled to direct whether or not GCMH or its subsidiaries will make the “push out” election described above for adjustments attributable to taxable periods (or portions thereof) ending on or prior to the date of the Business Combination, and whether any such entity will pay any applicable liability at the entity level. Furthermore, although the Partnership Tax Audit Rules generally apply only to adjustments with respect to 2018 and later years, Holdings is entitled to direct GCMH to elect the application of these rules to 2016 and 2017. The provisions of the A&R LLLPA prohibit GCMH from seeking indemnification or other recoveries from the GCMH Equityholders in respect of such liabilities. With respect to Holdings’ exercise of this authority, Holdings’ interests will generally differ from the interests of our other shareholders. Moreover, with respect to taxable periods beginning after the Business Combination, there is no requirement that GCMH or any of its subsidiaries make any “push-out” election. We accordingly may be required to bear a share of any taxes, interest, or penalties associated with any adjustments to applicable tax returns that exceeds our proportionate share of such liabilities based on our ownership interest in GCMH in the taxable period for which such adjustments are imposed (including periods prior to the effective date of the Business Combination during which we had no interest in GCMH), which could have an adverse effect on our operating results and financial condition.
If we were deemed an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”), applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
An issuer will generally be deemed to be an “investment company” for purposes of the Investment Company Act if:
•it is an “orthodox” investment company because it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or
•it is an inadvertent investment company because, absent an applicable exemption, it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.
We believe that we are engaged primarily in the business of providing asset management services and not primarily in the business of investing, reinvesting or trading in securities. We hold ourselves out as an asset management firm and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that we, GCM LLC or GCMH are an “orthodox” investment company as described in the first bullet point above. Furthermore, we treat GCM LLC and GCMH as majority-owned subsidiaries for purposes of the Investment Company Act, and each of GCM LLC and GCMH treats its registered investment adviser subsidiaries as majority-owned subsidiaries for purposes of the Investment Company Act. Therefore, we believe that less than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis will comprise assets that could be considered investment securities. Accordingly, we do not believe that we, GCM LLC or GCMH will be an inadvertent investment company by virtue of the 40% inadvertent investment company test as described in the second bullet point above. In addition, we believe we are not an investment company under section 3(b)(1) of the Investment Company Act because we are primarily engaged in a non-investment company business.
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
Because members of our senior management team hold most or all of their economic interest in GCMH through other entities, conflicts of interest may arise between them and holders of shares of our Class A common stock or us.
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
Although we expect to pay cash dividends to our stockholders, our board of directors may, in its discretion, increase or decrease the level of dividends or discontinue the payment of dividends entirely. In addition, as a holding company, we are dependent upon the ability of GCMH to generate earnings and cash flows and distribute them to us so that we may pay our obligations and expenses (including our taxes and payments under the Tax Receivable Agreement) and pay dividends to our stockholders. We expect to cause GCMH to make distributions to its members, including us. However, the ability of GCMH to make such distributions is subject to its operating results, cash requirements and financial condition, restrictive covenants in our debt instruments and applicable Delaware law (which may limit the amount of funds available for distribution to its members). Our ability to declare and pay dividends to our stockholders is likewise subject to Delaware law (which may limit the amount of funds available for dividends). If, as a consequence of these various limitations and restrictions, we are unable to generate sufficient distributions from our business, we may not be able to make, or may be required to reduce or eliminate, the payment of dividends on our Class A common stock.
We may change our dividend policy at any time.
We have no obligation to pay any dividend, and our dividend policy may change at any time without notice. The declaration and amount of any future dividends is subject to the discretion of our board of directors in determining whether dividends are in the best interest of our stockholders based on our financial performance and other factors and are in compliance with all laws and agreements applicable to the declaration and payment of cash dividends by us. In addition, our ability to pay dividends on our common stock is currently limited by the covenants of our current debt instruments and may be further restricted by the terms of any future debt securities or instruments or preferred securities. Future dividends may also be affected by factors that our board of directors deems relevant, including:
•general economic and business conditions;
•our strategic plans and prospects;
•our business and investment opportunities
•our financial condition and operating results, including our cash position, net income and realizations on investments made by its investment funds;
•working capital requirements and anticipated cash needs;

•contractual restrictions and obligations, including payment obligations pursuant to the Tax Receivable Agreement; and
•legal, tax and regulatory restrictions.
Risks Related to Being a Public Company
Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.
We are required to comply with the SEC’s rules implementing Section 302 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and beginning with our second annual report on Form 10-K, will be required to comply with the SEC’s rules implementing Section 404 of the Sarbanes-Oxley Act, which requires management provide an annual management report on the effectiveness of controls over financial reporting. Additionally, once we no longer qualify as an “emerging growth company,” we will be required to have our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. An adverse report may be issued in the event our independent registered public accounting firm is not satisfied with the level at which our controls are documented, designed or operating.
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
We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including:
•not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;
•reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and
•exemptions from the requirements of holding a nonbinding advisory vote on executive compensation or golden parachute payments not previously approved.
Our status as an emerging growth company will end as soon as any of the following takes place:
•the last day of the fiscal year in which we have more than $1.07 billion in annual revenue;
•the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates;
•the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or
•the last day of the fiscal year ending after the fifth anniversary of CFAC’s initial public offering.

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
A significant portion of our total outstanding shares of our Class A common stock (or shares of our Class A common stock that may be issued in the future pursuant to the exchange or redemption of Grosvenor common units) are restricted from immediate resale but may be sold into the market in the near future. We could also issue and sell additional shares of Class A common stock in the future. These events could cause the market price of our Class A common stock to drop significantly, even if our business is doing well.
The market price of our Class A common stock could decline as a result of sales of a large number of shares of Class A common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
Subject to certain exceptions, pursuant to the Stockholders’ Agreement, the voting parties are contractually restricted during the Business Combination Lock-up Period from transferring any lock-up shares; provided that each of the voting parties may transfer one-third of their lock-up shares during the period beginning on the first anniversary of the Closing Date and ending on the second anniversary of the Closing Date and an additional one-third of their lock-up shares during the period beginning on the second anniversary of the Closing Date and ending on the third anniversary of the Closing Date. Additionally, subject to certain exceptions, pursuant to the Sponsor Support Agreement, the CF Sponsor is contractually restricted during the Business Combination Lock-Up Period from transferring any lock-up shares; provided that the CF Sponsor may transfer one-third of the number of lock-up shares beneficially owned by the CF Sponsor as of immediately following the Closing during the period beginning on the first anniversary of the Closing Date and ending 180 days following the first anniversary of the Closing Date.
Following the expiration of the Business Combination Lock-up Period, neither the voting parties nor the CF Sponsor will be restricted from selling shares of our Class A common stock held by them or that may be received by them in exchange for Grosvenor common units, our Class C common stock or warrants, as the case may be, other than by applicable securities laws. As such, sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock. As of March 9, 2021, the GCMH Equityholders owned approximately 78% of the Grosvenor common units. As restrictions on resale end and registration statements for the sale of shares of our Class A common stock and warrants by the parties to the Registration Rights Agreement are available for use, the sale or possibility of sale of these shares of Class A common stock and warrants could have the effect of increasing the volatility in the market price of our Class A common stock or warrants, or decreasing the market price itself.
Warrants are exercisable for our Class A common stock, which may increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
As of March 9, 2021, there were 22,204,667 outstanding warrants to purchase 22,204,667 shares of our Class A common stock at an exercise price of $11.50 per share. To the extent such warrants are exercised, additional shares of our Class A common stock will be issued, which will result in dilution to the holders of our Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Class A common stock.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 65% of the then outstanding public warrants. As a result, the exercise price of the warrants could be increased, the exercise period could be shortened and the number of shares of Class A common stock purchasable upon exercise of a warrant could be decreased, all without a warrant holder’s approval.
Our warrants are issued in registered form under the Warrant Agreement with Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agent”). The Warrant Agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or Class A common stock, shorten the exercise period or decrease the number of shares of Class A common stock purchasable upon exercise of a warrant.
Registration of the shares of our Class A common stock issuable upon exercise of the warrants under the Securities Act may not be in place when an investor desires to exercise warrants.
Under the terms of the Warrant Agreement, we are obligated to file and maintain an effective registration statement under the Securities Act, covering the issuance of shares of our Class A common stock issuable upon exercise of the warrants. We cannot assure you that we will be able to do so if, for example, any facts or events arise that represent a fundamental change in the information set forth in the registration statement or prospectus, the consolidated financial statements contained or incorporated by reference therein are not current or correct or we are required to address any comments the SEC may issue in connection with such registration statement. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we are required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder or an exemption from registration is available. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of common stock for sale under all applicable state securities laws.
We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their warrants worthless.
We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of Class A common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our commercially reasonable best efforts to register or qualify such shares of Class A common stock under the blue sky laws of the state of residence in those states in which the warrants were offered in CFAC’s initial public offering. Redemption of the outstanding warrants could force our security holders to: (i) exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) sell their warrants at the then-current market price when they might otherwise wish to hold their warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their warrants.
None of the warrants issued to the CF Sponsor in a private placement that occurred concurrently with CFAC’s initial public offering will be redeemable by us so long as they are held by the CF Sponsor or its permitted transferees.
Provisions in our organizational documents and certain rules imposed by regulatory authorities may delay or prevent our acquisition by a third-party.
Our Charter and Bylaws contain several provisions that may make it more difficult or expensive for a third-party to acquire control of us without the approval of our board of directors. These provisions, which may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that stockholders may consider favorable, include the following:

•the fact that the Class C common stock may be entitled to multiple votes per share until (i) such share of Class C common stock is canceled/redeemed for no consideration upon, subject to certain exceptions, (ii) the disposition of (a) the Grosvenor common units and (b) the shares of Class A common stock (as a result of a redemption of Grosvenor common units) paired with such Class C common stock, as applicable, and (iii) with respect to all shares of Class C common stock, the Sunset Date;
•the sole ability of directors to fill a vacancy on the board of directors;
•advance notice requirements for stockholder proposals and director nominations;
•after we no longer qualify as a “controlled company” under Nasdaq Listing Rule 5605(c)(1), provisions limiting stockholders’ ability to call special meetings of stockholders, to require special meetings of stockholders to be called and to take action by written consent; and
•the ability of our governing body to designate the terms of and issue new series of preferred stock without stockholder approval, which could be used, among other things, to institute a rights plan that would have the effect of significantly diluting the stock ownership of a potential hostile acquiror, likely preventing acquisitions that have not been approved by our governing body.
These provisions of our Charter and Bylaws could discourage potential takeover attempts and reduce the price that investors might be willing to pay for shares of our Class A common stock in the future, which could reduce the market price of our Class A common stock. For more information, see “Description of Capital Stock.”
In the event of a merger, consolidation or tender or exchange offer, holders of our Class A common stock will not be entitled to receive excess economic consideration for their shares over that payable to the holders of our Class B common stock.
No shares of our Class B common stock, the primary purpose of which is to be available for issuance in connection with acquisitions, joint ventures, investments or other commercial arrangements, are outstanding as of the date of this Annual Report on Form 10-K. If we choose to issue Class B common stock in the future, the holders of Class A common stock will not be entitled to receive economic consideration for their shares in excess of that payable to the holders of the then outstanding shares of Class B common stock in the event of a merger, consolidation or tender or exchange offer, even though Class B common stock does not have the right to vote. This would result in a lesser payment to the holders of Class A common stock than if there are no shares of Class B common stock outstanding at the time of such merger, consolidation or tender or exchange offer.
The provisions of our Charter requiring exclusive forum in the Court of Chancery of the State of Delaware and the federal district courts of the United States for certain types of lawsuits may have the effect of discouraging lawsuits against its directors and officers.
Our Charter provides that, to the fullest extent permitted by law, and unless we provide notice in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of its directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware (the “DGCL”), our Charter or Bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (iv) any action asserting a claim governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Our Charter further provides that the federal district courts of the United States are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. By becoming a stockholder in our company, you will be deemed to have notice of and consented to the exclusive forum provisions of our Charter. There is uncertainty as to whether a court would enforce such a provision relating to causes of action arising under the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Notwithstanding the foregoing, our Charter provides that the exclusive forum provisions do not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.
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

If we were to convert into a public benefit corporation, our status as such may not result in the benefits that we anticipate.
Pursuant to our Charter, our board of directors has the option to, without prior notice to our stockholders, cause us to convert into a Delaware public benefit corporation in order to demonstrate our commitment to environmental, social and governance issues facing societies. If we were to convert into a public benefit corporation, we would be required to balance the financial interests of our stockholders with the best interests of those stakeholders materially affected by our conduct, including particularly those affected by the specific benefit purposes set forth in our Charter. In addition, there is no assurance that the expected positive impact from being a public benefit corporation would be realized. Accordingly, being a public benefit corporation and complying with the related obligations could negatively impact our ability to provide the highest possible return to our stockholders.
The obligations associated with being a public company involve significant expenses and require significant resources and management attention, which may divert from our business operations.
As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires the filing of annual, quarterly and current reports with respect to a public company’s business and financial condition. The Sarbanes-Oxley Act requires, among other things, that a public company establish and maintain effective internal control over financial reporting. As a result, we are incurring, and will continue to incur, significant legal, accounting and other expenses that GCMH did not incur prior to the Business Combination. Our management team and many of our other employees devote substantial time to compliance, and may not effectively or efficiently manage our transition into a public company.
These rules and regulations have resulted, and will continue to result, in us incurring substantial legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations will likely make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.
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

The market price and trading volume of our securities may be volatile.
Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our Class A common stock and warrants in spite of our operating performance. We cannot assure you that the market price of our Class A common stock and warrants will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:
•the realization of any of the risk factors presented in this Annual Report on Form 10-K;
•reductions or lack of growth in our assets under management, whether due to poor investment performance by our funds or redemptions by investors in our funds;
•difficult global market and economic conditions;
•loss of investor confidence in the global financial markets and investing in general and in alternative asset managers in particular;
•competitively adverse actions taken by other fund managers with respect to pricing, fund structure, redemptions, employee recruiting and compensation;
•inability to attract, retain or motivate our active executive managing directors, investment professionals, managing directors or other key personnel;
•inability to refinance or replace our senior secured term loan facility and revolving credit facility either on acceptable terms or at all;
•adverse market reaction to indebtedness we may incur, securities we may grant under our 2020 Incentive Award Plan or otherwise, or any other securities we may issue in the future, including shares of Class A common stock;
•unanticipated variations in our quarterly operating results or dividends;
•failure to meet securities analysts’ earnings estimates;
•publication of negative or inaccurate research reports about us or the asset management industry or the failure of securities analysts to provide adequate coverage of Class A common stock in the future;
•changes in market valuations of similar companies;
•speculation in the press or investment community about our business;
•additional or unexpected changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters;
•increases in compliance or enforcement inquiries and investigations by regulatory authorities, including as a result of regulations mandated by the Dodd-Frank Act and other initiatives of various regulators that have jurisdiction over us related to the alternative asset management industry; and
•adverse publicity about the alternative asset management industry.
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

An active trading market for our securities may not be maintained.
We can provide no assurance that we will be able to maintain an active trading market for our Class A common stock and warrants on Nasdaq or any other exchange in the future. If an active market for our securities is not maintained, or if we fail to satisfy the continued listing standards of Nasdaq for any reason and our securities are delisted, it may be difficult for our security holders to sell their securities without depressing the market price for the securities or at all. An inactive trading market may also impair our ability to both raise capital by selling shares of capital stock and acquire other complementary products, technologies or businesses by using our shares of capital stock as consideration.
Securities analysts may not publish favorable research or reports about our business or may publish no information at all, which could cause our stock price or trading volume to decline.
The trading market for our securities is influenced to some extent by the research and reports that industry or financial analysts publish about us and our business. We do not control these analysts, and the analysts who publish information about our company may have relatively little experience with us or our industry, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us provide inaccurate or on-payment research or issue an adverse opinion regarding our stock price, our stock price could decline. If one or more of these analysts cease coverage of us or fail to publish reports covering us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We do not own any real estate or other physical properties materially important to our operation. The Company has entered into operating lease agreements for office space. We lease office space in various countries around the world and maintain our headquarters in Chicago, Illinois. We lease (the “Lease”) our principal headquarters at 900 N. Michigan Avenue, Suite 1100, Chicago, IL 60611 from 900 North Michigan, LLC, a Delaware limited liability company. The term of the Lease expires September 30, 2026. The Lease provides for monthly rent and payment of operating expenses on a triple-net basis. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we are a defendant in various lawsuits related to our business. We do not believe that the outcome of any current litigation will have a material effect on our consolidated financial condition or results of operations.
In the normal course of business, we may enter into contracts that contain a number of representations and warranties, which may provide for general or specific indemnifications. The Company’s exposure under these contracts is not currently known, as any such exposure would be based on future claims, which could be made against us. We are not currently aware of any such pending claims and based on our experience, we believe the risk of loss related to these arrangements to be remote.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Part II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Equity
Our Class A common stock and warrants have been listed on the Nasdaq Global Market under the symbol “GCMG” and “GCMGW,” respectively, since November 18, 2020. Prior to that date, there was no public trading market for our common stock or warrants.
Holders of Record
As of March 9, 2021, there were approximately 41,603,993 shares of our Class A common stock outstanding and 22,204,667 warrants to purchase our Class A common stock outstanding, with 26 and 4 holders of record of our Class A common stock and warrants, respectively. The number of record holders does not include persons who held shares of our Class A common stock in nominee or “street name” accounts through brokers.
Dividend Policy
On January 4, 2021, the Company declared a quarterly dividend of $0.06 per share of Class A common stock to record holders at the close of business on March 1, 2021. The payment date will be March 15, 2021. On February 25, 2021, the Company declared a quarterly dividend of $0.08 per share of Class A common stock to record holders at the close of business on June 1, 2021. The payment date will be June 15, 2021.
We expect we will continue to pay a comparable cash dividend on a quarterly basis. However, the payment of cash dividends on shares of our Class A common stock in the future, in this amount or otherwise, will be within the discretion of our board of directors at such time, and will depend on numerous factors, including:
•general economic and business conditions;
•our strategic plans and prospects;
•our business and investment opportunities;
•our financial condition and operating results, including its cash position, its net income and its realizations on investments made by its investment funds;
•our working capital requirements and anticipated cash needs;
•contractual restrictions and obligations, including payment obligations pursuant to the Tax Receivable Agreement and restrictions pursuant to any credit facility; and
•legal, tax and regulatory restrictions.
Recent Sales of Unregistered Securities
The information required has been previously disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2020 and our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2020.

Stock Performance Graph
The following graph depicts the total return to stockholders from the closing price on November 18, 2020 (the date our Class A common stock began trading on Nasdaq) through December 31, 2020, relative to the performance of S&P 500 and S&P Composite 1500 Financials. The graph assumes $100 invested on November 18, 2020, and dividends reinvested in the security or index.
Total Return Performance
The performance graph is not intended to be indicative of future performance. The performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of the Company’s filings under the Securities Act or the Exchange Act.
Issuer Purchases of Equity Securities
None.
ITEM 6. SELECTED FINANCIAL DATA
[Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and the related notes included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” and “Forward-Looking Statements” sections and elsewhere in this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements.
Overview
We are an independent, open-architecture alternative asset management solutions provider with scale across major alternative strategies. We invest on a primary, secondary, co-investment and direct basis. We operate customized separate accounts and commingled funds. We collaborate with our clients to construct investment portfolios across multiple investment strategies in the private and public markets, customized to meet their specific objectives. We also offer specialized commingled funds which span the alternatives investing universe that are developed to meet broad market demands for strategies and risk-return objectives.
We operate at scale across the range of private markets and absolute return strategies. Private markets and absolute return strategies are primarily defined by the liquidity of the underlying securities purchased, the length of the client commitment, and the form and timing of incentive compensation. For private markets strategies, clients generally commit to invest over a three-year time period and have an expected duration of seven years or more. In private markets strategies incentive compensation is typically based on realized gains on liquidation of the investment. For absolute return strategies, the securities tend to be more liquid, clients have the ability to redeem assets more regularly, and incentive compensation can be earned on an annual basis. We offer the following private markets and absolute return investment strategies:
•Private Equity
•Infrastructure
•Real Estate
•Alternative Credit
•Absolute Return Strategies
Our clients are principally large, sophisticated, global institutional investors who rely on our investment expertise and differentiated investment access to navigate the increasingly complex alternatives market. As one of the pioneers of the customized separate account format, we are equipped to provide investment services to institutional clients of all sizes and with different needs, internal resources and investment objectives.
In a transaction effective January 1, 2020, we transferred certain indirect partnership interests related to historical investment funds managed by us in a transaction we refer to as the “Mosaic Transaction.” For additional information about the Mosaic Transaction, see “Mosaic Transaction” below.
On November 17, 2020, the Company completed a Business Combination which resulted in our Class A common stock and warrants being listed on the Nasdaq Global Market under the symbol “GCMG” and “GCMGW”.
Trends Affecting Our Business
As a global alternative asset manager, our results of operations are impacted by a variety of factors, including conditions in the global financial markets and economic and political environments, particularly in the United States, Europe, Asia-Pacific, Latin America and the Middle East. In a low-interest rate environment and as public equities are not able to achieve expected returns, there is increased investor demand for alternative investments to achieve higher yields. The opportunities in private markets continue to expand as firms raise new funds and launch new vehicles and products to access private markets across the globe.

In addition to the trends discussed above, we believe the following factors, among others, will influence our future performance and results of operations:
Our ability to retain existing investors and attract new investors.
Our ability to retain existing assets under management and attract new investors in our funds is partially dependent on the extent to which investors continue to favorably see the alternative asset management industry relative to traditional publicly listed equity and debt securities. A decline in the pace or the size of our fundraising efforts or investments as a result of increased competition in the private markets investing environment or a shift toward public markets may impact our revenues, which are generated from management fees and incentive fees.
Our ability to expand our business through new lines of business and geographic markets.
Our ability to grow our revenue base is partially dependent upon our ability to offer additional products and services by entering into new lines of business and by entering into, or expanding our presence in, new geographic markets. Entry into certain lines of business or geographic markets or the introduction of new types of products or services may subject us to the evolving macroeconomic and regulatory environment of the various countries where we operate or in which we invest.
Our ability to realize investments.
Challenging market and economic conditions may adversely affect our ability to exit and realize value from our investments and we may not be able to find suitable investments in which to effectively deploy capital. During periods of adverse economic conditions, such as the current COVID-19 pandemic addressed further below, our funds may have difficulty accessing financial markets, which could make it more difficult to obtain funding for additional investments and impact our ability to successfully exit positions in a timely manner. A general market downturn, or a specific market dislocation, may result in lower investment returns for our funds, which would adversely affect our revenues.
Our ability to identify suitable investment opportunities for our clients.
Our success largely depends on the identification and availability of suitable investment opportunities for our clients, and, in particular, the success of underlying funds in which our funds invest. The availability of investment opportunities is subject to certain factors outside of our control and the control of the investment managers with which we invest for our funds. Although there can be no assurance that we will be able to secure the opportunity to invest on behalf of our clients in all or a substantial portion of the investments we select, or that the size of the investment opportunities available to us will be as large as we would desire, we seek to maintain excellent relationships with investment managers of investment funds, including those in which we have previously made investments for our clients and those in which we may in the future invest, as well as sponsors of investments that might provide co-investment opportunities in portfolio companies alongside the sponsoring fund manager. Our ability to identify attractive investments and execute on those investments is dependent on a number of factors, including the general macroeconomic environment, valuation, transaction size, and expected duration of such investment opportunity.
Our ability to generate strong returns.
The ability to attract and retain clients is partially dependent on returns we are able to deliver versus our peers. The capital we are able to attract drives the growth of our assets under management and the management and incentive fees we earn. Similarly, in order to maintain our desired fee structure in a competitive environment, we must be able to continue to provide clients with investment returns and service that incentivize our investors to pay our desired fee rates.
Our ability to comply with increasing and evolving regulatory requirements.
The complex and evolving regulatory and tax environment may have an adverse effect on our business and subject us to additional expenses or capital requirements, as well as restrictions on our business operations.
COVID-19
In March 2020, the World Health Organization declared the outbreak of the COVID-19 a global pandemic, which has resulted in significant disruption and uncertainty in the global economic markets, which in turn has impacted our business. Given the amount of uncertainty currently regarding the scope and duration of the COVID-19 pandemic, we are unable to predict the precise impact the COVID-19 pandemic will have on our business, financial condition and results of operations. However, we have been and may continue to be exposed to certain negative impacts from the pandemic; for example:
•Restrictions on travel and public gatherings as well as stay-at-home orders in the United States and abroad have resulted in most of our client and prospect meetings not currently taking place in person, and the vast majority of our employees are working from home. As a consequence, we are conducting client and prospective client dialogue remotely, which has impeded and may continue to impede our ability to market our funds and raise new business, which may result in lower or delayed revenue growth, and it has become more difficult to conduct due diligence on investments.
•The pandemic may result in a slowdown of our fundraising activity. A slowdown in fundraising activity has in the past resulted in delayed or decreased management fees and could result in delayed or decreased management fees in the future compared to prior periods.
•In light of uncertainty in public equity markets and other components of their investment portfolios, investors may become restricted by their asset allocation policies to invest in new or successor funds that we provide, or may be prohibited by new laws or regulations from funding existing commitments.
•Our liquidity and cash flows may be adversely impacted by declines or delays in realized incentive fees and management fee revenues.
•Our funds invest in industries that have been materially impacted by the COVID-19 pandemic, including healthcare, travel, entertainment, hospitality and retail, which in turn has impacted and may continue to impact the value of our investments.
We believe COVID-19’s adverse impact on our business, financial condition and results of operations will be significantly driven by a number of factors that we are unable to predict or control, including, for example: the severity and duration of the pandemic, including the timing of vaccination of a significant segment of the global population or the availability of a treatment for COVID-19; the pandemic’s impact on the United States (“U.S.”) and global economies; the timing, scope and effectiveness of additional governmental responses to the pandemic; the timing and path of economic recovery; and the negative impact on our clients, counterparties, vendors and other business partners that may indirectly adversely affect us.
Operating Segments
We have determined that we operate in a single operating and reportable segment, consistent with how our chief operating decision maker allocates resources and assesses performance.
Components of Results of Operations
Revenues
On January 1, 2019, we adopted Accounting Standard Codification (“ASC”) 606, Revenue from Contracts with Customers, using the modified retrospective method and applied the guidance only to contracts that were not completed as of that date. As a result, prior period amounts continue to be reported under legacy accounting principles generally accepted in the United States of America (“GAAP”). The adoption did not change the historical pattern of recognizing revenue for management fees, administrative fees or incentive fees, except for classification changes. Prior to the adoption of ASC 606, we deferred the recognition of revenue for all realized carried interest subject to clawback until the earlier of the termination of the related fund or the point at which repayment of any of the distributed carried interest could no longer occur. Under ASC 606, realized carried interest is considered variable consideration and is therefore constrained and not recognized until it is probable that a significant reversal will not occur. We have defined the portion to be deferred as the amount of carried interest, typically net of tax, that we would be required to return if there were no remaining investments at the assessment date.
Contracts which earn us management fees and incentive fees are evaluated as contracts with customers under ASC 606 for the services further described below. Under ASC 606, we are required to (a) identify the contract(s) with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract, and (e) recognize revenue when (or as) we satisfy our performance obligation.

Management Fees
Management Fees
We earn management fees from providing investment management services to specialized funds and customized separate account clients. Specialized funds are generally structured as partnerships or companies having multiple investors. Customized separate account clients may be structured using an affiliate-managed entity or may involve an investment management agreement between us and a single client. Certain separate account clients may have us manage assets both with full discretion over investments decisions as well as without discretion over investment decisions and may also receive access to various other advisory services the firm may provide.
Certain of our management fees, typically associated with our private markets strategies, are based on client commitments to those funds during an initial commitment or investment period. During this period fees may be charged on total commitments, on invested capital (capital committed to underlying investments) or on a ratable ramp-in of total commitments, which is meant to mirror typical invested capital pacing. Following the expiration or termination of such period, certain fees continue to be based on client commitments while others are based on invested assets or based on invested capital and unfunded deal commitments less returned capital or based on a fixed ramp down schedule.
Certain of our management fees, typically associated with absolute return strategies, are based on the NAV of those funds. Such GCM Funds either have a set fee for the entire fund or a fee scale through which clients with larger commitments pay a lower fee.
Management fees are determined quarterly and are more commonly billed in advance based on the management fee rate applied to the management fee base at the end of the preceding quarterly period as defined in the respective contractual agreements.
We provided investment management/advisory services on assets of $61.9 billion, $57.7 billion, and $53.8 billion as of December 31, 2020, 2019 and 2018, respectively.
Fund expense reimbursement revenue
We incur certain costs, primarily related to accounting, client reporting, investment-decision making and treasury-related expenditures, for which we receive reimbursement from the GCM Funds in connection with its performance obligations to provide investment management services. We concluded we control the services provided and resources used before they are transferred to the customer and therefore act as a principal. Accordingly, the reimbursement for these costs incurred by us are presented on a gross basis within management fees. Expense reimbursements are recognized at a point in time, in the periods during which the related expenses are incurred and the reimbursements are contractually earned.
Incentive Fees
Incentive fees are based on the results of our funds, in the form of performance fees and carried interest income, which together comprise incentive fees.
Carried Interest
Carried interest is a performance-based capital allocation from a fund’s limited partners earned by us in certain GCM Funds, more commonly in private markets strategies. Carried interest is typically calculated as a percentage of the profits calculated in accordance with the terms of fund agreements, certain fees and a preferred return to the fund’s limited partners. Carried interest is ultimately realized when underlying investments distribute proceeds or are sold and therefore carried interest is highly susceptible to market factors, judgments, and actions of third parties that are outside of our control.
Agreements generally include a clawback provision that, if triggered, would require us to return up to the cumulative amount of carried interest distributed, typically net of tax, upon liquidation of those funds, if the aggregate amount paid as carried interest exceeds the amount actually due based upon the aggregate performance of each fund. We have defined the portion to be deferred as the amount of carried interest, typically net of tax, that we would be required to return if all remaining investments had no value as of the end of each reporting period. Prior to the adoption of ASC 606, we did not recognize realized carry received as carried interest revenue until the earlier of the termination of the related fund or the point at which clawback of any historic carried interest distributions could no longer occur.

The portion of assets under management that are subject to carried interest was approximately $25.5 billion as of December 31, 2020.
Performance Fees
We may receive performance fees compensation from certain GCM Funds, more commonly in funds associated with absolute return strategies. Performance fees are typically a fixed percentage of investment gains, subject to loss carryforward provisions that require the recapture of any previous losses before any performance fees can be earned in the current period. Performance fees may or may not be subject to a hurdle or a preferred return, which requires that clients earn a specified minimum return before a performance fee can be assessed. These performance fees are determined based upon investment performance at the end of a specified measurement period, generally the end of the calendar year.
Investment returns are highly susceptible to market factors, judgments, and actions of third parties that are outside of our control. Accordingly, performance fees are considered variable consideration and are therefore constrained and not recognized until it is probable that a significant reversal will not occur. In the event a client redeems from one of the GCM Funds prior to the end of a measurement period, any accrued performance fee is ordinarily due and payable by such redeeming client as of the date of the redemption.
The portion of assets under management that are subject to performance fees was approximately $14.4 billion as of December 31, 2020.

Other Operating Income
Other operating income primarily consists of administrative fees from certain private investment vehicles where we perform a full suite of administrative functions but do not manage or advise and have no discretion over the capital.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits primarily consists of (1) base salary and bonus (2) non-cash partnership interest-based compensation, (3) carried interest compensation, and (4) cash-based incentive fee related compensation. Bonus and incentive fee related compensation is generally determined by our management and is discretionary based on judgment taking into consideration, among other things, our financial results and the employee’s performance. In addition, various individuals, including certain senior professionals have been awarded partnership interests. These partnership interests grant the recipient the right to certain cash distributions from GCMH Equityholders’ profits to the extent such distributions are authorized, resulting in non-cash profits interest compensation expense. Certain employees and former employees are also entitled to a portion of the carried interest and performance fees realized from certain GCM Funds, which is payable upon a realization of the carried interest or performance fees.
General, Administrative and Other
General, administrative and other consists primarily of professional fees, travel and related expenses, communications and information services, occupancy, fund expenses, depreciation and amortization, and other costs associated with our operations. As a result of the completion of the Transaction, we expect that we will incur additional expenses as a result of costs associated with being a public company.
Net Other Income (Expense)
Investment income (loss)
Investment income (loss) primarily consists of gains and losses arising from our equity method investments.
Interest Expense
Interest expense includes interest paid and accrued on our outstanding debt, along with the amortization of deferred financing costs, incurred from debt issued by us, including the senior secured loan and the credit facility entered into by us.

Other Income (Expense)
Other income (expense) consists primarily of gains and losses on certain derivatives and other non-operating items, including write-off of unamortized debt issuance costs due to prepayments and refinancing of debt and interest income.
Income Taxes
We are a corporation for U.S. federal income tax purposes and therefore are subject to U.S. federal and state income taxes on our share of taxable income generated by the Company. GCMH is treated as a pass-through entity for U.S. federal and state income tax purposes. As such, income generated by the Partnership flows through to its partners, and is generally not subject to U.S. federal or state income tax at the partnership level. Our non-U.S. subsidiaries generally operate as corporate entities in non-U.S. jurisdictions, with certain of these entities subject to local or non-U.S. income taxes. The tax liability with respect to income attributable to noncontrolling interests in the Partnership is borne by the holders of such noncontrolling interests.
Results of Operations
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

	Year Ended December 31,
	2020	2019	Change	% Change
	(in thousands)
Revenues
Management fees	$310,745	$324,716	$(13,971)	(4)%
Incentive fees	111,650	84,165	27,485	33%
Other operating income	7,586	7,513	73	1%
Total operating revenues	429,981	416,394	13,587	3%

Expenses
Employee compensation and benefits	388,465	242,967	145,498	60%
General, administrative and other	82,374	88,458	(6,084)	(7)%
Total operating expenses	470,839	331,425	139,414	42%
Operating income (loss)	(40,858)	84,969	(125,827)	(148)%
Investment income	10,742	7,521	3,221	43%
Interest expense	(23,446)	(25,680)	2,234	(9)%
Other income (expense)	(9,562)	(4,494)	(5,068)	113%
Net other income (expense)	(22,266)	(22,653)	387	(2)%
Income (loss) before income taxes	(63,124)	62,316	(125,440)	(201)%
Income taxes	4,506	2,318	2,188	94%
Net income (loss)	(67,630)	59,998	(127,628)	(213)%
Less: Net income attributable to redeemable noncontrolling interest	14,069	—	14,069	NM
Less: Net income attributable to noncontrolling interests in subsidiaries	11,617	13,221	(1,604)	(12)%
Less: Net income (loss) attributable to noncontrolling interests in GCMH	(100,823)	46,777	(147,600)	(316)%
Net income attributable to GCM Grosvenor Inc.	$7,507	$—	$7,507	NM
___________
NM - Not Meaningful

Revenues

	Year Ended December 31,
	2020	2019	Change	% Change
	(in thousands)
Private markets strategies	$149,990	$150,985	$(995)	(1)%
Absolute return strategies	152,349	167,023	(14,674)	(9)%
Fund expense reimbursement revenue	8,406	6,708	1,698	25%
Total management fees	310,745	324,716	(13,971)	(4)%
Incentive fees	111,650	84,165	27,485	33%
Administrative fees	6,775	6,684	91	1%
Other	811	829	(18)	(2)%
Total other operating income	7,586	7,513	73	1%
Total operating revenues	$429,981	$416,394	$13,587	3%

Management fees decreased $14.0 million, or 4%, to $310.7 million, for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to a $14.7 million decrease in fees related to absolute return strategies. That decrease was partially the result of lower average fee-paying assets under management (“FPAUM”) during the year ended December 31, 2020 versus the prior period due partially to COVID-19-related market declines late in our first quarter and early in our second quarter, as well as net outflows in such strategies over the prior twelve months, partially offset by a $1.7 million increase in fund expense reimbursement revenue. Additionally, there was a $4.9 million decrease in fees related to private markets strategies specialized funds (primarily due to a $4.7 million decrease in net catch-up management fees) offset by a $3.9 million increase in fees related to private markets customized separate accounts.
Incentive fees consisted of carried interest of $58.9 million and $69.8 million and performance fees of $52.7 million and $14.4 million for the years ended December 31, 2020 and 2019, respectively. Incentive fees increased $27.5 million, or 33%, to $111.7 million, for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to a $38.3 million increase in performance fees and partially offset by a $10.8 million decrease in carried interest. The increase in performance fees is primarily due to increases from our commingled funds and customized separate accounts for the year ended December 31, 2020. The decrease in carried interest is primarily due to lower tax distributions from lower taxable income generated by underlying funds and normal market fluctuation in timing of carried interest realizations and slower investment exits and deal activity due to COVID-19-related market impact.
Expenses

	Year Ended December 31,
	2020	2019	Change	% Change
	(in thousands)
Cash-based employee compensation and benefits	$165,829	$169,862	$(4,033)	(2)%
Partnership interest-based compensation	172,358	30,233	142,125	470%
Carried interest compensation	34,260	38,842	(4,582)	(12)%
Cash-based incentive fee related compensation	11,454	—	11,454	NM
Other non-cash compensation	4,564	4,030	534	13%
Total employee compensation and benefits	$388,465	$242,967	$145,498	60%
___________
NM - Not Meaningful
Employee compensation and benefits increased $145.5 million, or 60%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. Cash-based employee compensation and benefits decreased $4.0 million, or 2%, to $165.8 million, for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to a $7.9 million decrease in bonus expense and a $1.0 million decrease in insurance premiums and claims, partially offset by a $3.0 million increase in severance expense and a $1.7 million increase in base salary expense. Partnership interest-based compensation increased $142.1 million primarily due to changes in the valuation of awards and amendments to partnership interest-based awards during the fourth quarter of the year ended December 31, 2020, which resulted in additional expense recognition. Additionally, there were higher distributions for the year ended December 31, 2020. Carried interest compensation decreased $4.6 million, or 12%, for the year ended December 31, 2020 compared to the year ended December 31, 2019, due primarily to lower tax distributions from lower taxable income generated by underlying funds and lower carried interest realizations, driven by fewer investment exits and lower deal activity in the year ended December 31, 2020, in part resulting from COVID-19-related market impact. Cash-based incentive fee related compensation increased $11.5 million for the year ended December 31, 2020 due to increases in incentive fee revenue, primarily driven by increased realized performance fees revenue in the fourth quarter of 2020.
General, administrative and other decreased $6.1 million, or 7%, to $82.4 million, for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to a $11.6 million decrease in travel, meals and entertainment expenses and a $3.7 million decrease in other costs associated with our operations. The decrease in travel, meals and entertainment expenses resulted from reduced travel during the COVID-19 pandemic. The decrease in other costs associated with our operations primarily resulted from lower office costs and conferences. These decreases were partially offset by a $9.7 million increase in professional fees incurred in relation to the business combination Transaction and Mosaic Transaction.
Net Other Income (Expense)
Net other income (expense) decreased $0.4 million, or 2%, to $(22.3) million for the year ended December 31, 2020 compared to the year ended December 31, 2019.
Investment income increased $3.2 million, or 43%, to $10.7 million, for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to the change in value of private and public market investments.
Other income (expense) increased $5.1 million or 113%, to $(9.6) million, for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to the change in unrealized loss related to interest rate derivatives due to decreases in market interest rates as well as write-off of unamortized debt issuance costs.
Interest expense decreased $2.2 million, or 9%, to $(23.4) million, for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to paying down approximately $91.2 million of principal on the Term Loan Facility during the first quarter of 2020 using proceeds from the Mosaic Transaction.
Income Taxes
Income taxes primarily reflect U.S. federal and state income taxes on our share of taxable income generated by the Company, as well as local and foreign income taxes of certain of the Company’s subsidiaries. Prior to the Transaction, income taxes consisted of local income taxes and foreign income taxes for subsidiaries that have operations outside of the United States, as GCMH is treated as a flow-through entity and is not subject to federal income taxes.
Our effective income tax rate was (7)% and 4% for the years ended December 31, 2020 and 2019, respectively. Our overall effective tax rate is less than the statutory rate primarily because (a) we were not subject to U.S. federal taxes prior to the Transaction and (b) a portion of income is allocated to noncontrolling interests, and the tax liability on such income is borne by the holders of such noncontrolling interests.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

	Year Ended December 31,
	2019	2018	Change	% Change
	(in thousands)
Revenues
Management fees	$324,716	$315,598	$9,118	3%
Incentive fees	84,165	57,059	27,106	48%
Other operating income	7,513	5,839	1,674	29%
Total operating revenues	416,394	378,496	37,898	10%

Expenses
Employee compensation and benefits	242,967	210,414	32,553	15%
General, administrative and other	88,458	92,955	(4,497)	(5)%
Total operating expenses	331,425	303,369	28,056	9%
Operating income	84,969	75,127	9,842	13%
Investment income	7,521	16,963	(9,442)	(56)%
Interest expense	(25,680)	(26,468)	788	(3)%
Other income (expense)	(4,494)	(542)	(3,952)	729%
Net other income (expense)	(22,653)	(10,047)	(12,606)	125%
Income before income taxes	62,316	65,080	(2,764)	(4)%
Income taxes	2,318	1,395	923	66%
Net income	59,998	63,685	(3,687)	(6)%
Less: Net income attributable to noncontrolling interests in subsidiaries	13,221	24,486	(11,265)	(46)%
Less: Net income attributable to noncontrolling interests in GCMH	46,777	39,199	7,578	19%
Net income attributable to GCM Grosvenor Inc.	$—	$—	$—	NM
___________
NM - Not Meaningful
Revenues

	Year Ended December 31,
	2019	2018	Change	% Change
	(in thousands)
Private markets strategies	$150,985	$131,508	$19,477	15%
Absolute return strategies	167,023	179,948	(12,925)	(7)%
Fund expense reimbursement revenue	6,708	4,142	2,566	62%
Total management fees	324,716	315,598	9,118	3%
Incentive fees	84,165	57,059	27,106	48%
Administrative fees	6,684	5,839	845	14%
Other	829	—	829	NM
Total other operating income	7,513	5,839	1,674	29%
Total operating revenues	$416,394	$378,496	$37,898	10%
___________
NM - Not Meaningful
Management fees increased $9.1 million, or 3%, to $324.7 million, for the year ended December 31, 2019 compared to the year ended December 31, 2018, due to a $13.9 million increase in fees related to private markets strategies specialized funds from fundraising in GCM Grosvenor Multi-Asset Class Fund II and the Labor Impact Fund and a $5.6 million increase in fees related to private markets strategies customized separate accounts, partially offset by $8.8 million decrease in fees related to absolute return strategies specialized funds and a $4.1 million decrease in fees related to absolute return strategies customized separate accounts. Fund expense reimbursement revenue increased by $2.6 million.
Incentive fees consisted of carried interest of $69.8 million and $54.0 million and performance fees of $14.4 million and $3.1 million for the year ended December 31, 2019 and 2018, respectively. Incentive fees increased $27.1 million, or 48%, to $84.2 million, for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to a $15.8 million increase in carried interest and an $11.3 million increase in performance fees. The $15.8 million increase in carried interest is due to higher deal activity and a greater number of exits and return of capital in underlying funds in line with normal course activity.
Other operating income increased $1.7 million, or 29%, to $7.5 million, for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to a $0.8 million increase in administrative fees, which resulted from an increase in the number of underlying funds owned by clients for which we perform administration services.
Expenses

	Year Ended December 31,
	2019	2018	Change	% Change
	(in thousands)
Cash-based employee compensation and benefits	$169,862	$157,351	$12,511	8%
Partnership interest-based compensation	30,233	19,495	10,738	55%
Carried interest compensation	38,842	31,780	7,062	22%
Other non-cash compensation	4,030	1,788	2,242	125%
Total employee compensation and benefits	$242,967	$210,414	$32,553	15%
Employee compensation and benefits increased $32.6 million, or 15%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. Cash-based employee compensation and benefits increased $12.5 million, or 8%, to $169.9 million, for the year ended December 31, 2019 compared to the year ended December 31, 2018, due primarily to a net increase in headcount. Carried interest compensation increased $7.1 million, or 22%, for the year ended December 31, 2019 compared to the year ended December 31, 2018, due primarily to higher carried interest realizations explained above. In addition, partnership interest-based compensation increased $10.7 million due to $16.3 million increase as a result of amendments made to partnership interest-based awards during the year ended December 31, 2019, which accelerated the recognition of expense related to these awards, offset by $2.7 million of awards that were accounted for as equity awards and were fully amortized during 2018, and $2.5 million decrease in other awards.
General, administrative and other decreased $4.5 million, or 5%, to $88.5 million, for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to lower professional fees, depreciation and other costs associated with our operations. The $1.3 million decrease in depreciation is primarily due to assets being fully depreciated during the year ended December 31, 2019 while they were depreciated for the full twelve months in the prior year. Professional fees and other costs associated with our operations decreased by $4.1 million as a result of a decrease in professional fees associated with an amendment to our debt facility in 2018. These decreases are offset by increases in expenses incurred on behalf of GCM Funds in connection with the administrative service provided, as well as occupancy-related costs, resulting from higher rent, and property tax.
Net Other Income (Expense)
Net other income (expense) increased $12.6 million, or 125%, to $(22.7) million, for the year ended December 31, 2019 compared to the year ended December 31, 2018.
Investment income decreased $9.4 million, or 56%, to $7.5 million, for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to changes in the value of private market investments.
Other income (expense) increased $4.0 million, or 729%, to $(4.5) million, for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to unrealized losses on interest rate derivatives due to decreases in market interest rates.

Income Taxes
Prior to the Transaction, income taxes consisted of local income taxes and foreign income taxes for subsidiaries that have operations outside of the United States as GCMH is treated as a flow-through entity and is not subject to federal income taxes.
Our effective income tax rate was 4% and 2% for the years ended December 31, 2019 and 2018, respectively. Our overall effective tax rate is less than the statutory rate primarily because (a) we were not subject to U.S. federal taxes prior to the Transaction and (b) a portion of income is allocated to noncontrolling interests, and the tax liability on such income is borne by the holders of such noncontrolling interests.
Fee-paying AUM
FPAUM is a metric we use to measure the assets from which we earn management fees. Our FPAUM comprises the assets in our customized separate accounts and specialized funds from which we derive management fees. We classify customized separate account revenue as management fees if the client is charged an asset-based fee, which includes the vast majority of our discretionary AUM accounts. Our FPAUM for private market strategies typically represents committed, invested or scheduled capital during the investment period and invested capital following the expiration or termination of the investment period. Substantially all of our private markets strategies funds earn fees based on commitments or net invested capital, which are not affected by market appreciation or depreciation. Our FPAUM for our absolute return strategy is based on NAV.
Our calculations of FPAUM may differ from the calculations of other asset managers, and as a result, this measure may not be comparable to similar measures presented by other asset managers. Our definition of FPAUM is not based on any definition that is set forth in the agreements governing the customized separate accounts or specialized funds that we manage.

	Year Ended December 31, 2020
	(in millions)
	Private Markets Strategies	Absolute Return Strategies	Total
Fee-paying AUM
Balance, beginning of period	$26,477	$23,556	$50,033
Contributions	3,563	1,625	5,188
Withdrawals	—	(3,386)	(3,386)
Distributions	(2,022)	(256)	(2,278)
Change in Market Value	(2)	2,721	2,719
Foreign Exchange and Other	(177)	(130)	(307)
Balance, end of period	$27,839	$24,130	$51,969

	Year Ended December 31, 2019
	(in millions)
	Private Markets Strategies	Absolute Return Strategies	Total
Fee-paying AUM
Balance, beginning of period	$24,900	$23,957	$48,857
Contributions	3,542	1,182	4,724
Withdrawals	(8)	(2,889)	(2,897)
Distributions	(2,095)	(165)	(2,260)
Change in Market Value	114	1,461	1,575
Foreign Exchange and Other	24	10	34
Balance, end of period	$26,477	$23,556	$50,033

Contracted, not yet fee-paying AUM represents limited partner commitments during the initial commitment or investment period where fees are not yet being charged, but are expected to be charged in the future based on invested capital (capital committed to underlying investments) or on a ratable ramp-in of total commitments.

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Contracted, not yet Fee-Paying AUM at period end	$7,057	$5,153	$2,318
AUM at period end	$61,943	$57,746	$53,795
Year Ended December 31, 2020
FPAUM increased $1.9 billion, or 4%, to $52.0 billion during the year ended December 31, 2020, due to $5.2 billion and $2.7 billion of contributions and change in market value, respectively, partially offset by $3.4 billion and $2.3 billion of withdrawals and distributions, respectively.
•Private markets strategies FPAUM increased $1.4 billion, or 5%, to $27.8 billion as of December 31, 2020, primarily due to $3.6 billion of contributions, partially offset by $2.0 billion of distributions.
•Absolute return strategies FPAUM increased $0.6 billion, or 2%, to $24.1 billion as of December 31, 2020, primarily due to $1.6 billion and $2.7 billion of contributions and change in market value, respectively, partially offset by $3.4 billion of withdrawals.
Contracted, not yet fee-paying AUM increased $1.9 billion, or 37%, to $7.1 billion during the year ended December 31, 2020 due to the closing of new commitments during the period net of reductions for Contracted, not yet fee-paying AUM that became fee-paying AUM during the period.
AUM increased $4.2 billion, or 7%, to $61.9 billion during the year ended December 31, 2020, primarily driven by changes in FPAUM and Contracted, not yet fee-paying AUM, as well as mark to market changes that did not impact FPAUM.
Year Ended December 31, 2019
FPAUM increased $1.2 billion, or 2%, to $50.0 billion during the year ended December 31, 2019, due to $4.7 billion of contributions and a $1.6 billion increase related to foreign exchange, market value and other adjustments, offset by $2.9 billion and $2.3 billion of withdrawals and distributions, respectively.
•Private markets strategies FPAUM increased $1.6 billion, or 6%, to $26.5 billion during the year ended December 31, 2019, primarily due to $3.5 billion of contributions, offset by $2.1 billion of distributions.
•Absolute return strategies FPAUM decreased $0.4 billion, or 2%, to $23.6 billion during the year ended December 31, 2019, primarily due to $2.9 billion of withdrawals, offset by $1.2 billion of contributions and $1.5 billion increase related to foreign exchange, market value and other adjustments.
Contracted, not yet fee-paying AUM increased $2.8 billion, or 122%, to $5.2 billion during the year ended December 31, 2019, due to the closing of new commitments during the year net of reductions for Contracted, not yet fee-paying AUM that became fee-paying AUM during the year.
AUM increased $4.0 billion, or 7%, to $57.7 billion during the year ended December 31, 2019, primarily driven by changes in FPAUM and Contracted, not yet fee-paying AUM, as well as mark to market changes that did not impact FPAUM.
Non-GAAP Financial Measures
In addition to our results of operations above, we report certain financial measures that are not required by, or presented in accordance with, GAAP. Management uses these non-GAAP measures to assess the performance of our business across reporting periods and believe this information is useful to investors for the same reasons. These non-GAAP measures should not be considered a substitute for the most directly comparable GAAP measures, which are reconciled below. Further, these measures have limitations as analytical tools, and when assessing our operating performance, you should not consider these measurements in isolation or as a substitute for GAAP measures including revenues and net income. We may calculate or present these non-GAAP financial measures differently than other companies who report measures with the same or similar names, and as a result, the non-GAAP measures we report may not be comparable.

Summary of Non-GAAP Financial Measures

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Revenues
Private markets strategies	$149,990	$150,985	$131,508
Absolute return strategies	152,349	167,023	179,948
Management fees, net (1)	302,339	318,008	311,456
Administrative fees and other operating income	7,586	7,513	5,839
Less:
Cash-based employee compensation and benefits, net (2)	(158,194)	(165,212)	(152,568)
General, administrative and other, net (1)	(73,968)	(81,749)	(88,813)
Plus:
Amortization of intangibles	7,504	7,794	7,813
Non-core items (3)	9,802	1,740	5,246
Adjusted Fee Related Earnings	95,069	88,094	88,973
Incentive fees:
Performance fees	52,726	14,413	3,111
Carried interest	58,924	69,752	53,948
Incentive fee related compensation and NCI:
Cash-based incentive fee related compensation	(11,454)	—	—
Carried interest compensation, net (4)	(34,970)	(39,560)	(27,912)
Carried interest attributable to noncontrolling interest	(16,089)	(11,344)	(8,963)
Interest income	377	1,064	889
Other (income) expense	147	(142)	(88)
Depreciation	2,314	2,544	3,850
Adjusted EBITDA	147,044	124,821	113,808
Depreciation	(2,314)	(2,544)	(3,850)
Interest expense	(23,446)	(25,680)	(26,468)
Adjusted Pre-tax Net Income	121,284	96,597	83,490
Adjusted income taxes(5)	(30,321)	(24,149)	(20,873)
Adjusted Net Income	$90,963	$72,448	$62,617
____________
(1) Excludes fund reimbursement revenue of $8.4 million, $6.7 million and $4.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(2) Excludes incentive fee related compensation of $50.3 million, $42.9 million, and $40.4 million for the years ended December 31, 2020, 2019 and 2018, respectively, and severance expense of $7.6 million, $4.6 million and $4.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(3) Includes transaction related costs of $9.3 million, $0.8 million and $4.6 million for the years ended December 31, 2020, 2019 and 2018, respectively, and other non-core operating expenses.
(4) Excludes non-cash carried interest compensation of $0.7 million, $0.7 million, and $3.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(5) Represents corporate income taxes at a blended statutory rate of 25.0% applied to pre-tax adjusted net income for all periods presented. The 25.0% is based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 4.0%. As we were not subject to U.S. federal and state income taxes prior to the Transaction, the blended statutory rate of 25.0% has been applied to all periods presented for comparability purposes.

Net Incentive Fees Attributable to GCM Grosvenor
Net incentive fees are used to highlight fees earned from incentive fees that are attributable to GCM Grosvenor. Net incentive fees represent incentive fees excluding (a) incentive fee related compensation and (b) carried interest attributable to noncontrolling interest holders.
The following tables show reconciliations of incentive fees to net incentive fees attributable to GCM Grosvenor for the years ended December 31, 2020, 2019 and 2018, respectively:
Years Ended December 31, 2020, 2019 and 2018

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net incentive fees attributable to GCM Grosvenor
Incentive fees:
Performance fees	$52,726	$14,413	$3,111
Carried interest	58,924	69,752	53,948
Less:
Cash-based incentive fee compensation	(11,454)	—	—
Carried interest compensation	(34,260)	(38,842)	(31,780)
Non-cash carried interest compensation	(710)	(718)	3,868
Carried interest expense attributable to redeemable noncontrolling interest holder	(7,751)	—	—
Carried interest attributable to other noncontrolling interest holders, net	(8,338)	(11,344)	(8,963)
Net incentive fees attributable to GCM Grosvenor	$49,137	$33,261	$20,184
Net Fees Attributable to GCM Grosvenor
Net fees attributable to GCM Grosvenor are used to highlight revenues attributable to GCM Grosvenor. Net fees attributable to GCM Grosvenor represent total operating revenues fees excluding (a) reimbursement of expenses paid on behalf of GCM Funds and affiliates, (b) incentive fee related compensation and (c) carried interest attributable to noncontrolling interest holders.
The following tables show reconciliations of total operating revenues to net fees attributable to GCM Grosvenor for the years ended December 31, 2020, 2019 and 2018, respectively:
Years Ended December 31, 2020, 2019 and 2018

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net fees attributable to GCM Grosvenor
Total operating revenues	$429,981	$416,394	$378,496
Less:
Fund expense reimbursement revenue	(8,406)	(6,708)	(4,142)
Cash-based incentive fee compensation	(11,454)	—	—
Carried interest compensation	(34,260)	(38,842)	(31,780)
Non-cash carried interest compensation	(710)	(718)	3,868
Carried interest expense attributable to redeemable noncontrolling interest holder	(7,751)	—	—
Carried interest attributable to other noncontrolling interest holders, net	(8,338)	(11,344)	(8,963)
Net fees attributable to GCM Grosvenor	$359,062	$358,782	$337,479

Adjusted Pre-Tax Income, Adjusted Net Income and Adjusted EBITDA
Adjusted pre-tax income, Adjusted net income and Adjusted EBITDA are non-GAAP measures used to evaluate our profitability.
Adjusted pre-tax income represents net income attributable to GCM Grosvenor Inc. including (a) net income attributable to GCMH, excluding (b) income taxes, (c) change in fair value of derivatives, (d) partnership interest-based and non-cash compensation, (e) unrealized investment income, and (f) certain other items that we believe are not indicative of our core performance, including charges related to corporate transactions and employee severance. We believe adjusted pre-tax income is useful to investors because it provides additional insight into the operating profitability of our business.
Adjusted net income represents adjusted pre-tax income minus income taxes.
Adjusted EBITDA represents adjusted net income excluding (a) income taxes, (b) depreciation expense and (c) interest expense on our outstanding debt. We believe Adjusted EBITDA is useful to investors because it enables them to better evaluate the performance of our core business across reporting periods.
The following tables show reconciliations of net income attributable to GCM Grosvenor Inc. and Adjusted pre-tax income, Adjusted net income and Adjusted EBITDA for the years ended December 31, 2020, 2019 and 2018, respectively:
Years Ended December 31, 2020, 2019 and 2018

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Adjusted pre-tax income & Adjusted net income
Net income attributable to GCM Grosvenor Inc.	$7,507	$—	$—
Plus:
Net income (loss) attributable to GCMH	(100,823)	46,777	39,199
Income taxes	4,506	2,318	1,395
Change in fair value of derivatives	8,572	5,417	1,344
Amortization expense	7,504	7,794	7,813
Severance	7,636	4,650	4,783
Transaction expenses(1)	9,346	770	4,639
Other non-cash compensation	4,944	4,935	3,787
Loss on extinguishment of debt	1,514	—	—
Partnership interest-based compensation	172,358	30,233	19,495
Less:
Investment income, net of noncontrolling interests	(1,070)	(5,579)	(2,833)
Non-cash carried interest compensation	(710)	(718)	3,868
Adjusted pre-tax income	121,284	96,597	83,490
Less:
Adjusted income taxes(2)	(30,321)	(24,149)	(20,873)
Adjusted net income	$90,963	$72,448	$62,617

Adjusted EBITDA
Adjusted net income	$90,963	$72,448	$62,617
Plus:
Adjusted income taxes(2)	30,321	24,149	20,873
Depreciation expense	2,314	2,544	3,850
Interest expense	23,446	25,680	26,468
Adjusted EBITDA	$147,044	$124,821	$113,808

____________

(1) Represents expenses incurred in 2019 related to the Mosaic Transaction. 2020 expenses relate to the Mosaic Transaction, the public offering Transaction and other non-core public company related expenses.
(2) Represents corporate income taxes at a blended statutory rate of 25.0% applied to pre-tax adjusted net income for all periods presented. The 25.0% is based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 4.0%. As we were not subject to U.S. federal and state income taxes prior to the Transaction, the blended statutory rate of 25.0% has been applied to all periods presented for comparability purposes.
Adjusted Net Income Per Share
The following table shows a reconciliation of diluted weighted-average shares of Class A common stock outstanding to adjusted shares outstanding used in the computation of adjusted net income per share for the years ended December 31, 2020, 2019, and 2018, respectively. As Class A common stock did not exist prior to the Transaction, the computation of adjusted net income per share assumes the same number of adjusted shares outstanding for all periods presented for comparability purposes.

	Year Ended December 31,
$000, except per share amounts	2020	2019	2018
	(in thousands, except share and per share amounts)

Adjusted net income	$90,963	$72,448	$62,617

Weighted-average shares of Class A common stock outstanding - basic	39,984,515	39,984,515	39,984,515
Exchange of partnership units (1)	144,235,246	144,235,246	144,235,246
Weighted-average shares of Class A common stock outstanding - diluted	184,219,761	184,219,761	184,219,761
Effect of dilutive warrants (2)	897,152	897,152	897,152
Adjusted shares - diluted	185,116,913	185,116,913	185,116,913

Adjusted net income per share - diluted	$0.49	$0.39	$0.34
____________
(1) Assumes the full exchange of partnership units in GCMH for Class A common stock of GCM Grosvenor Inc. pursuant to the exchange agreement.
(2) Warrants were determined to be antidilutive for GAAP diluted EPS purposes.
Adjusted Fee-Related Earnings
Adjusted fee-related earnings (“FRE”) is a non-GAAP metric used to highlight earnings from recurring management fees and administrative fees. Adjusted FRE represents adjusted EBITDA further adjusted to exclude (a) incentive fees and related compensation and (b) other non-operating income, and to include depreciation expense. We believe Adjusted FRE is useful to investors because it provides additional insights into the management fee driven operating profitability of our business.

Years Ended December 31, 2020, 2019 and 2018

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Adjusted EBITDA	$147,044	$124,821	$113,808
Less:
Incentive fees	(111,650)	(84,165)	(57,059)
Depreciation expense	(2,314)	(2,544)	(3,850)
Other non-operating income	(524)	(922)	(801)
Plus:
Incentive fee related compensation	46,424	39,560	27,912
Carried interest expense attributable to redeemable noncontrolling interest holder	7,751	—	—
Carried interest attributable to other noncontrolling interest holders, net	8,338	11,344	8,963
Adjusted FRE	$95,069	$88,094	$88,973
Liquidity and Capital Resources
We have historically financed our operations and working capital through net cash from operating activities and borrowings under our Term Loan Facility and Revolving Credit Facility (each as defined below). As of December 31, 2020, we had $198.1 million of cash and cash equivalents and available borrowing capacity of $48.2 million under our Revolving Credit Facility. Our primary cash needs are to fund working capital requirements, invest in growing our business, make investments in GCM Funds, make scheduled principal payments and interest payments on our outstanding indebtedness and pay tax distributions to members. Additionally, as a result of the Transaction, we will need cash to make payments under the Tax Receivable Agreement. We expect that our cash flow from operations, current cash and cash equivalents and available borrowing capacity under our Revolving Credit Facility will be sufficient to fund our operations and planned capital expenditures and to service our debt obligations for the next twelve months.
Cash Flows
Years Ended December 31, 2020, 2019 and 2018

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net cash provided by operating activities	$68,170	$96,193	$117,029
Net cash provided by (used in) investing activities	(5,531)	6,130	7,962
Net cash provided by (used in) financing activities	54,757	(90,871)	(153,772)
Effect of exchange rate changes on cash	884	314	(182)
Net increase (decrease) in cash and cash equivalents	$118,280	$11,766	$(28,963)
Net Cash Provided by Operating Activities
Net cash provided by operating activities was primarily driven by our net income in the respective periods after adjusting for significant non-cash activities, including depreciation and amortization expense, non-cash partnership interest-based compensation, the change in fair value of derivatives and the change in equity value of our investments, in addition to proceeds received from return on investments and the payment of bonus compensation.
Net cash provided by operating activities was $68.2 million, $96.2 million and $117.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. These operating cash flows were primarily driven by:
•net income (loss) of $(67.6) million, $60.0 million and $63.7 million for the years ended December 31, 2020, 2019 and 2018, respectively, adjusted for $188.3 million, $44.8 million and $18.7 million of non-cash activities, respectively, as well as changes in working capital; and

•proceeds received from investments of $8.1 million, $10.3 million and $18.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Net Cash Provided by Investing Activities
Net cash provided by (used in) investment activities was $(5.5) million, $6.1 million and $8.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. These investing cash flows were primarily driven by:
•purchases of premises and equipment of $(1.3) million, $(4.0) million and $(0.9) million during the years ended December 31, 2020, 2019 and 2018, respectively;
•contributions/subscriptions to investments of $(23.9) million, $(21.5) million and $(23.2) million during the years ended December 31, 2020, 2019 and 2018, respectively; and
•withdrawals/redemptions from investments of $19.7 million, $31.6 million and $32.0 million during the years ended December 31, 2020, 2019 and 2018, respectively.
Net Cash Used in Financing Activities
Net cash provided by (used in) financing activities was $54.8 million, $(90.9) million and $(153.8) million for the years ended December 31, 2020, 2019 and 2018, respectively. These financing activities were primarily driven by:
•capital contributions received from noncontrolling interest holders of $177.8 million, $4.7 million and $6.4 million during the years ended December 31, 2020, 2019 and 2018, respectively;
•capital distributions paid to partners and member of $(153.7) million, $(69.6) million and $(82.2) million during the years ended December 31, 2020, 2019 and 2018, respectively;
•capital distributions paid to noncontrolling interest holders of $(39.8) million, $(43.7) million and $(49.2) million during the years ended December 31, 2020, 2019 and 2018, respectively;
•proceeds from revolving line of credit of $20.0 million and $25.0 million during the years ended December 31, 2020 and 2019, respectively;
•principal payments on the Revolving Credit Facility of $(45.0) million during the year ended December 31, 2020;
•principal payments on the Term Loan Facility of $(91.2) million, $(7.3) million and $(27.4) million during the years ended December 31, 2020, 2019 and 2018, respectively;
•capital contributions related to the Transaction, net of underwriting and offering related costs, of $179.9 million during the year ended December 31, 2020;
•proceeds from exercise of warrants of $6.7 million during the year ended December 31, 2020.
Indebtedness
On January 2, 2014, GCMH entered into a credit agreement (as amended, amended and restated, supplemented or otherwise modified, the “Credit Agreement”), by and among GCMH, as the borrower, Holdings, Holdings II, GCMH GP and GCM LLC, each, as a pledgor, the lenders party thereto, Goldman Sachs Bank USA, as administrative agent, collateral agent and swing line lender, BMO Harris Bank N.A., as a letter of credit issuer, and Bank of Montreal, Chicago Branch, as a letter of credit issuer. The Credit Agreement provides GCMH with a senior secured term loan facility (the “Term Loan Facility”) and for commitments for a $50.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facilities”). Under the Revolving Credit Facility, $15.0 million is available for letters of credit and $10.0 million is available for swingline loans. The Credit Agreement provides the right for GCMH to incur additional commitments under either the Term Loan Facility or the Revolving Credit Facility, subject to an aggregate increase of $150.0 million, plus any amounts previously voluntarily prepaid, plus additional amounts if certain leverage ratios are achieved. As of December 31, 2020, GCMH had borrowings of $340.3 million outstanding under the Term Loan Facility and no outstanding balance under the Revolving Credit Facility. The maturity date of all of the outstanding borrowings under the

Term Loan Facility is March 29, 2025, and the maturity date for the full amount of the Revolving Credit Facility is March 29, 2023.
On February 24, 2021, we entered into an amended credit agreement, which among other things reduced the interest rate margin and extended the maturity dates of our Term Loan Facility. Concurrently with the amendment, we also made a voluntary prepayment on the Term Loan Facility in an aggregate principal amount of $50.3 million. See Note 21 under the accompanying Notes to Consolidated Financial Statements for additional details.
See Note 13 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a summary of our outstanding indebtedness.
Dividend Policy
We are a holding company with no material assets other than our indirect ownership of equity interests in GCMH and certain deferred tax assets. As such, we do not have any independent means of generating revenue. However, management of GCM Grosvenor expects to cause GCMH to make distributions to its members, including us, in an amount at least sufficient to allow us to pay all applicable taxes, to make payments under the Tax Receivable Agreement, and to pay our corporate and other overhead expenses. On January 4, 2021, we declared a quarterly dividend of $0.06 per share of Class A common stock to record holders at the close of business on March 1, 2021. The payment date will be March 15, 2021. On February 25, 2021, we declared a quarterly dividend of $0.08 per share of Class A common stock to record holders at the close of business on June 1, 2021. The payment date will be June 15, 2021. The payment of cash dividends on shares of our Class A common stock in the future, in this amount or otherwise, will be within the discretion of our board of directors at such time.
Tax Receivable Agreement
Exchanges of Grosvenor common units by limited partners of GCMH will result in increases in the tax basis in our share of the assets of GCMH and its subsidiaries that otherwise would not have been available. These increases in tax basis are expected to increase our depreciation and amortization deductions and create other tax benefits and therefore may reduce the amount of tax that we would otherwise be required to pay in the future. The Tax Receivable Agreement requires us to pay 85% of the amount of these and certain other tax benefits, if any, that we realize (or are deemed to realize in certain circumstances) to the TRA Parties. As of December 31, 2020, the payable to related parties pursuant to the tax receivable agreement was $60.1 million.
Off-Balance Sheet Arrangements
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our consolidated financial statements.
Contractual Obligations, Commitments and Contingencies
The following table represents our contractual obligations as of December 31, 2020, aggregated by type.

	Contractual Obligations
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	(in thousands)
Operating leases	$31,834	$8,975	$14,798	$5,841	$2,220
Debt obligations(1)	340,259	—	—	340,259	—
Interest on debt obligations(2)	54,902	12,937	25,874	16,091	—
Capital commitments to our investments(3)	81,838	81,838	—	—	—
Total	$508,833	$103,750	$40,672	$362,191	$2,220
____________

(1)Represents scheduled debt obligation payments under our Term Loan Facility and Revolving Credit Facility.
(2)Represents interest to be paid on our debt obligations. The interest payments are calculated using the interest rate of 3.75% on our Term Loan Facility in effect as of December 31, 2020.
(3)Represents general partner capital funding commitments to several of the GCM Funds. These amounts are generally due on demand and are therefore presented in the less than one-year category, however, based on historical precedent, are likely to be due over a substantially longer period of time.

During the year ended December 31, 2020, we made principal payments on the Term Loan Facility of $91.2 million and repaid our Revolving Credit Facility on November 23, 2020, resulting in no outstanding Revolving Credit Facility borrowings as of December 31, 2020.
Following the consummation of the Transaction, we are obligated to make payments under the Tax Receivable Agreement. The table above does not include any payments that we are obligated to make under the Tax Receivable Agreement, as the actual timing and amount of any payments that may be made under the Tax Receivable Agreement are unknown at this time and will vary based on a number of factors. However, we expect that the payments that we are required to make to the TRA Parties in connection with the Tax Receivable Agreement will be substantial. Any payments made by us to the TRA Parties under the Tax Receivable Agreement will generally reduce the amount of cash that might have otherwise been available to us or to GCMH. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts will accrue interest until paid. Our failure to make any payment required under the Tax Receivable Agreement (including any accrued and unpaid interest) within 60 calendar days of the date on which the payment is required to be made will generally constitute a material breach of a material obligation under the Tax Receivable Agreement, which may result in the termination of the Tax Receivable Agreement and the acceleration of payments thereunder, unless the applicable payment is not made because (i) we are prohibited from making such payment under applicable law or the terms governing certain of our secured indebtedness or (ii) we do not have, and cannot by using commercially reasonable efforts obtain, sufficient funds to make such payment.
Mosaic Transaction
Overview of Mosaic Transaction
In a transaction, effective January 1, 2020, GCMH and its affiliates transferred certain indirect partnership interests related to historical investment funds managed by GCMH and its affiliates to Mosaic Acquisitions 2020, L.P. (“Mosaic”) in a transaction we refer to as the “Mosaic Transaction.” The limited partners of Mosaic are a third-party investor affiliated with the Canada Pension Plan Investment Board (the “third-party investor”), which funded nearly all of the Mosaic Transaction through Mosaic Feeder, L.P. (“Mosaic Feeder”), Holdings and GCMH. GCMH also acts as the general partner of Mosaic. In connection with the closing of the Transaction, Holdings’ interests and liabilities related to Mosaic were transferred to GCMH, and the terms described below reflect such transfer. Mosaic holds limited partnership interests representing the following financial assets:
•a right to 80 – 90% of our share of the carried interest generated by funds raised prior to December 31, 2019 (the “Mosaic Carry”); and
•certain funded general partner interests, which at the time of the Mosaic Transaction had a book value of $58.0 million, and to-be-funded general partner interests, as detailed below.
In exchange for such interests, we received $125.4 million in cash, which we used primarily to pay down outstanding debt, and Mosaic received $48.0 million of incremental cash from the third-party investor to prefund future fund investment obligations of Mosaic, which were previously our obligations.
Distribution of Proceeds
Distributable proceeds received by Mosaic for certain of its assets are distributed to its limited partners in accordance with their respective capital contributions with respect to such assets until such time as the third-party investor has received a certain specified multiple of its capital contributions, and thereafter to GCMH. Distributable proceeds received by Mosaic for its other assets are distributed to its limited partners in accordance with their respective capital contributions with respect to such assets. In the event that the third-party investor has received amounts attributable to the Mosaic Carry in excess of certain specified thresholds prior to certain specified dates, and certain net asset value thresholds are exceeded, then the percentage of the Mosaic Carry allocated to the third-party investor will be adjusted downward.
Based on cash flows up to the relevant date, the Partnership and several subsidiaries could be required to pay additional amounts as long as Mosaic Feeder has an ownership interest in the transferred interests (“Potential Payments”) based on cash flows up to the relevant dates as defined in the Agreement up to a maximum of $19.9 million, which is broken down as a maximum of $4.9 million on December 31, 2020, $7.5 million on December 31, 2021 and $7.5 million on December 31, 2022. GCMH made a payment of $4.9 million on December 31, 2020. Such amounts can be reduced (not below zero) by exceeding certain cumulative distribution thresholds at each relevant date. In addition, any such amounts paid to Mosaic will also reduce, on a dollar-for-dollar basis, the purchase price payable upon exercise of the Put Option.

Call Option
GCMH has the option to purchase the interest in Mosaic held by the third-party investor (or the underlying assets) at any time, at a purchase price equal to the greater of (x) 130% of amounts contributed to Mosaic by the third-party investor and (y) a 12% pre-tax internal rate of return on amounts contributed to Mosaic by the third-party investor (the “Mosaic Call Right”). The exercise of the Mosaic Call Right would result in the interest held by the third-party investor no longer being accounted for as a redeemable noncontrolling interest. GCMH paid a premium of $2.6 million on December 31, 2020 in exchange for being granted the Mosaic Call Right.
We believe the following are important metrics relating to Mosaic which highlight the assets in the entity that are subject to the Mosaic Call Right:

(dollars in millions)
Net Purchase Price to Exercise Mosaic Call Right (as of December 31, 2020):(1)	$174.2
Mosaic LTM Carried Interest (as of December 31, 2020):(2)	$7.8
Net Asset Value of Capital to be Acquired upon Exercise of Mosaic Call Right (as of December 31, 2020):	$76.2
Liquidation Value of Carried Interest to be Acquired upon Exercise of Mosaic Call Right (as of December 31, 2020):	$114.3
Mosaic Carry Dollars at Work(3) (as of December 31, 2020):	$422.7
___________

(1)Based on a threshold equal to 130% of amounts contributed to Mosaic by the third-party investor, net of $32.2 million of Mosaic cash. As of December 31, 2020, the purchase price to exercise the Mosaic Call Right based on a 12% pre-tax internal rate of return on amounts contributed to Mosaic by the third-party investor would have been $138.7 million, net of Mosaic cash. Upon any exercise of the Mosaic Call Right or the Mosaic Put Right (as defined below), the actual purchase price will be equal to the greater of the two alternatives.
(2)The amount shown represents the redeemable noncontrolling interest reflected in our consolidated financial statements for the twelve-month period ended December 31, 2020. Had the transaction occurred on December 31, 2019 and included all tax carry attributable to the Mosaic interests from such time forward, the redeemable noncontrolling interest amount reflected in our consolidated financial statements for the twelve-month period ended December 31, 2020 would have been $13.6 million.
(3)We define “Mosaic Carry Dollars at Work” as aggregate limited partner commitments to the relevant GCM fund in which Mosaic has an interest, multiplied by the percentage of carried interest provided for in the governing documents of the relevant fund, multiplied by Mosaic’s share.
Defaults and Put Right Under the Mosaic Agreements
In the event of a default by us of obligations to make the Potential Payments the purchase price upon exercise of the Mosaic Call Right or Mosaic Put Right would be increased to the greater of (x) 140% of amounts contributed to Mosaic by the third-party investor and (y) a 15% pre-tax internal right of return on amounts contributed to Mosaic by the third-party investor.
In the event of certain uncured actions by us or involving the relevant funds that could impair the value of the third-party investor’s investment, or upon uncured breaches of certain representations by us, the third-party investor will have the right to cause us to either (a) reacquire the third-party investor’s full interest in Mosaic or (b) the underlying assets of Mosaic at the Mosaic Call Right purchase price (the “Mosaic Put Right”). In such an event, GCMH will have sole discretion in choosing whether we reacquire the interest in Mosaic (or the underlying assets). Should we choose not to reacquire the third-party investor’s full interest or assets, the purchase price under the Mosaic Call Right will increase.
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates or judgments. See Note 2 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for a summary of our significant accounting policies.

Principles of Consolidation
We consolidate all entities that we control as the primary beneficiary of variable interest entities (“VIEs”).
We first determine whether we have a variable interest in an entity. Fees paid to a decision maker or service provider are not deemed variable interests in an entity if (i) the fees are compensation for services provided and are commensurate with the level of effort required to provide those services; (ii) the service arrangement includes only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated at arm’s length; and (iii) the decision maker does not hold other interests in the entity that individually, or in the aggregate, would absorb more than an insignificant amount of the entity’s expected losses or receive more than an insignificant amount of the entity’s expected residual returns. We have evaluated our arrangements and determined that management fees, performance fees and carried interest are customary and commensurate with the services being performed and are not variable interests. For those entities in which we have a variable interest, we perform an analysis to first determine whether the entity is a VIE.
The assessment of whether the entity is a VIE requires an evaluation of qualitative factors and, where applicable, quantitative factors. These judgments include: (a) determining whether the equity investment at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) evaluating whether the equity holders, as a group, can make decisions that have a significant effect on the economic performance of the entity, and (c) determining whether the equity investors have proportionate voting rights to their obligations to absorb losses or rights to receive returns from an entity. The granting of substantive kick-out rights is a key consideration in determining whether a limited partnership or similar entity is a VIE.
For entities that are determined to be VIEs, we consolidate those entities where we have concluded we are the primary beneficiary. We are determined to be the primary beneficiary if we hold a controlling financial interest which is defined as possessing (a) the power to direct the activities that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. In evaluating whether we are the primary beneficiary, we evaluate our economic interests in the entity held either directly or indirectly by us.
We determine whether we are the primary beneficiary of a VIE at the time we become involved with a VIE and reconsiders that conclusion continuously. At each reporting date, we assess whether we are the primary beneficiary and will consolidate or deconsolidate accordingly.
Entities that do not qualify as VIEs are assessed for consolidation as voting interest entities. Under the voting interest entity model, we consolidate those entities we control through a majority voting interest.
Partnership Interest-Based Compensation
Various individuals, including our current and former employees have been awarded partnership interests in Holdings, Holdings II and Management LLC. These partnership interests grant the recipients the right to certain cash distributions of profits from Holdings, Holdings II and Management LLC to the extent such distributions are authorized.
A partnership interest award is accounted for based on its substance. A partnership interest award that is in substance a profit-sharing arrangement or performance bonus would generally not be within the scope of the stock-based compensation guidance and would be accounted for under the guidance for deferred compensation plans, similar to a cash bonus. However, if the arrangement has characteristics more akin to the risks and rewards of equity ownership, the arrangement would be accounted for under stock-based compensation guidance.
We analyze awards granted to recipients at the time they are granted or modified. Awards that are in substance a profit-sharing arrangement in which rights to distributions of profits are based fully on the discretion of the managing member of Holdings, Holdings II and Management LLC, are recorded as partnership interest-based compensation expense in the Consolidated Statements of Income when Holdings, Holdings II and Management LLC makes distributions to the recipients. Profit-sharing arrangements that contain a stated target payment are recognized as partnership interest-based compensation expense equal to the present value of expected future payments on a straight-line basis over the service period.
Revenue Recognition of Incentive Fees
Incentive fees are based on the results of our funds, in the form of performance fees and carried interest income, which together comprise Incentive fees.

Carried Interest
Carried interest is a performance-based capital allocation from a fund’s limited partners in certain GCM Funds invested in longer-term public market investments and private market investments. Carried interest is typically calculated as a percentage of the profits calculated in accordance with the terms of fund agreements at rates that range between 2.5-20% after returning invested capital, certain fees and a preferred return to the fund’s limited partners. Carried interest is ultimately realized when underlying investments distribute proceeds or are sold and therefore carried interest is highly susceptible to market factors, judgments, and actions of third parties that are outside of our control. Accordingly, carried interest is considered variable consideration and is therefore constrained and not recognized as revenue until (a) it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, or (b) the uncertainty associated with the variable consideration is subsequently resolved.
Agreements generally include a clawback provision that, if triggered, would require us to return up to the cumulative amount of carried interest distributed, typically net of tax, upon liquidation of those funds, if the aggregate amount paid as carried interest exceeds the amount actually due based upon the aggregate performance of each fund. We have defined the portion to be deferred as the amount of carried interest, typically net of tax, that we would be required to return if all remaining investments had no value as of the end of each reporting period.
Prior to the adoption of ASC 606, we did not recognize realized carry received as carried interest revenue until the earlier of the termination of the related fund or the point at which clawback of any historic carried interest distributions could no longer occur.
Performance Fees
We may receive performance fees or incentive compensation from certain GCM Funds investing in public market investments. Performance fees are typically a fixed percentage of investment gains, subject to loss carryforward provisions that require the recapture of any previous losses before any Performance Fees can be earned in the current period. Performance Fees may or may not be subject to a hurdle or a preferred return, which requires that clients earn a specified minimum return before a performance fee can be assessed. With the exception of certain GCM Funds, these performance fees are determined based upon investment performance at the end of a specified measurement period, generally the end of the calendar year. Certain limited GCM Funds have performance measurement periods extending beyond one year.
Investment returns are highly susceptible to market factors, judgments, and actions of third parties that are outside of our control. Accordingly, performance fees are considered variable consideration and are therefore constrained and not recognized until it is probable that a significant reversal will not occur. In the event a client redeems from one of the GCM Funds prior to the end of a measurement period, any accrued performance fee is ordinarily due and payable by such redeeming client as of the date of the redemption.
Income Taxes
Following the Transaction, the Company is taxed as a corporation for U.S. federal and state income tax purposes. GCMH is treated as a partnership for U.S. federal income tax purposes. Prior to the Transaction, partners of GCMH were taxed on their allocable share of the Partnership’s earnings. Subsequent to the Transaction, GCMH Equityholders, as applicable, are taxed on their share of the Partnership’s earnings; therefore, the Company does not record a provision for federal income taxes on the GCMH Equityholders’ allocable share of the Partnership’s earnings.
We use the asset and liability method of accounting for deferred income taxes pursuant to GAAP. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the carrying value of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the statutory tax rates expected to be applied in the periods in which those temporary differences are settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period of the change. A valuation allowance is recorded on our net deferred tax assets when it is “more-likely-than not” that such assets will not be realized. When evaluating the realizability of our deferred tax assets, all evidence, both positive and negative, is evaluated. Items considered in this analysis include the ability to carry back losses, the reversal of temporary differences, tax planning strategies and expectations of future earnings.
Under GAAP, the amount of tax benefit to be recognized is the amount of benefit that is “more-likely-than-not” to be sustained upon examination. We analyze our tax filing positions in the U.S. federal, state, local and foreign tax jurisdictions where we are required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, we determine that uncertainties in tax positions exist, a liability is established. We recognize interest and penalties related to unrecognized tax benefits, if any, within income taxes in the Consolidated Statements of Income. Accrued interest and penalties, if any, would be included within accrued expenses and other liabilities in the Consolidated Statements of Financial Condition.
Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties under GAAP. We review our tax positions quarterly and adjust our tax balances as new legislation is passed or new information becomes available.
Tax Receivable Agreement
In connection with the Transaction, we entered into the Tax Receivable Agreement with the GCMH Equityholders. We will generally pay them 85% of the amount of the tax savings, if any, that we realize as a result of increases in tax basis resulting from our acquisition of equity interests in GCMH from certain current or former GCMH Equityholders, from certain existing tax basis in the assets of GCMH and its subsidiaries, and from certain deductions arising from payments made in connection with the Tax Receivable Agreement.
The Tax Receivable Agreement makes certain simplifying assumptions regarding the determination of the tax savings that we realize or are deemed to realize from applicable tax attributes (including use of an assumed state and local income tax rate), which may result in payments pursuant to the Tax Receivable Agreement in excess of those that would result if such assumptions were not made and therefore in excess of 85% of our actual tax savings.
The actual increases in tax basis arising from our acquisition of interests in GCMH, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending on a number of factors, including, but not limited to, the price of our Class A common stock at the time of the purchase or exchange, the timing of any future exchanges, the extent to which exchanges are taxable, and the amount and timing of our income and the tax rates then applicable. We expect that the payments that we are required to make under the Tax Receivable Agreement could be substantial.
Based on current projections, we anticipate having sufficient taxable income to utilize these tax attributes and receive corresponding tax deductions in future periods. Changes in the projected liability resulting from the Tax Receivable Agreement may occur based on changes in anticipated future taxable income, changes in applicable tax rates or other changes in tax attributes that may occur and could affect the expected future tax benefits to be received by us.
Recent Accounting Pronouncements
Information regarding recent accounting developments and their impact on our results can be found in Note 2 in the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, we are exposed to a broad range of risks inherent in the financial markets in which we participate, including price risk, interest-rate risk, access to and cost of financing risk, liquidity risk, counterparty risk and foreign exchange-rate risk. Potentially negative effects of these risks may be mitigated to a certain extent by those aspects of our investment approach, investment strategies, fundraising practices or other business activities that are designed to benefit, either in relative or absolute terms, from periods of economic weakness, tighter credit or financial market dislocations.
Our predominant exposure to market risk is related to our role as general partner or investment manager for our funds and the sensitivity to movements in the fair value of their investments, which may adversely affect our investment income, management fees, and incentive fees, as applicable.
Fair value of the financial assets and liabilities of our funds may fluctuate in response to changes in the value of securities, foreign currency exchange rates, commodity prices and interest rates. The impact of investment risk is as follows:
•Investment income changes along with the realized and unrealized gains of the underlying investments in our specialized funds and certain customized separate accounts in which we have a general partner commitment. Our general partner investments include unique underlying portfolio investments with no significant concentration in any industry or country outside of the United States.
•Our management fees from our absolute return strategies are typically based on the NAV of those funds, and therefore the amount of fees that we may charge will increase or decrease in direct proportion to the effect of changes in the fair value of the fund’s investments. Our specialized funds and customized separate accounts attributable to our private markets strategies are not significantly affected by changes in fair value as the management fees are not generally based on the value of the specialized funds or customized separate accounts, but rather on the amount of capital committed or invested in the specialized funds or customized separate accounts, as applicable.
•Incentive fees from our specialized funds and customized separate accounts are not materially affected by changes in the fair value of unrealized investments because they are based on realized gains and subject to achievement of performance criteria rather than on the fair value of the specialized fund’s or customized separate account’s assets prior to realization. We had $8.5 million of deferred incentive fee revenue on our Consolidated Statements of Financial Condition as of December 31, 2020. Minor decreases in underlying fair value would not affect the amount of deferred incentive fee revenue subject to clawback.
Exchange Rate Risk
Several of our specialized funds and customized separate accounts hold investments denominated in non U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and foreign currency, which could impact investment performance. We do not possess significant assets in foreign countries in which we operate or engage in material transactions in currencies other than the U.S. dollar. Therefore, changes in exchange rates are not expected to materially impact our consolidated financial statements.
Interest Rate Risk
As of December 31, 2020, we had $340.3 million of borrowings outstanding under our Term Loan Facility. The Term Loan Facility accrues interest at 2.75% over the LIBOR, subject to a 1.0% LIBOR floor. For the year ended December 31, 2020, the weighted average interest rate for our Term Loan Facility was 3.98%.
Based on the floating rate component of our Term Loan Facility and excluding any impact of interest rate hedges as of December 31, 2020, we estimate that a 100 basis point increase in interest rates would result in increased interest expense of $3.4 million over the next 12 months.
As a result of interest rate risk the Company has entered into various derivative agreements with a financial institution to hedge interest rate risk related to its outstanding debt.
On February 24, 2021, we entered into an amended credit agreement, which among other things reduced the interest rate margin and extended the maturity dates of our Term Loan Facility. Concurrently with the amendment, we also made a voluntary prepayment on the Term Loan Facility in an aggregate principal amount of $50.3 million. See Note 21 under the accompanying Notes to Consolidated Financial Statements for additional details.
Credit Risk
We are party to agreements providing for various financial services and transactions that contain an element of risk in the event that the counterparties are unable to meet the terms of such agreements. In such agreements, we depend on the respective counterparty to make payment or otherwise perform. We generally endeavor to minimize our risk of exposure by limiting the counterparties with which we enter into financial transactions to reputable financial institutions. In other circumstances, availability of financing from financial institutions may be uncertain due to market events, and we may not be able to access these financing markets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of GCM Grosvenor Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of GCM Grosvenor Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

Chicago, Illinois
March 12, 2021

GCM Grosvenor Inc.
Consolidated Statements of Financial Condition
(In thousands, except share and per share amounts)

	As of December 31,
	2020	2019
Assets
Cash and cash equivalents	$198,146	$79,866
Management fees receivable	14,524	13,896
Incentive fees receivable	69,424	20,771
Due from related parties	11,326	10,226
Investments	166,273	159,358
Premises and equipment, net	7,870	8,871
Intangible assets, net	8,588	16,092
Goodwill	28,959	28,959
Deferred tax assets, net	73,766	126
Other assets	53,015	34,991
Total assets	631,891	373,156
Liabilities and Equity (Deficit)
Accrued compensation and benefits	74,681	63,668
Employee related obligations	25,274	22,614
Debt	335,155	448,500
Payable to related parties pursuant to the tax receivable agreement	60,131	—
Accrued expenses and other liabilities	60,926	52,204
Total liabilities	556,167	586,986
Commitments and contingencies (Note 16)
Redeemable noncontrolling interest	115,121	—

Partners’ deficit	—	(308,373)
Preferred stock, $0.0001 par value, 100,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2020	—	—
Class A common stock, $0.0001 par value, 700,000,000 authorized; 40,835,093 issued and outstanding as of December 31, 2020	4	—
Class B common stock, $0.0001 par value, 500,000,000 authorized; 0 shares issued and outstanding as of December 31, 2020	—	—
Class C common stock, $0.0001 par value, 300,000,000 authorized; 144,235,246 issued and outstanding as of December 31, 2020	14	—
Additional paid-in capital	2,298	—
Accumulated other comprehensive loss	(2,233)	(6,854)
Retained earnings	(20,098)	—
Member’s deficit - GCM, L.L.C.	—	(66)
Total GCM Grosvenor Inc. deficit / partners’ and member’s deficit	(20,015)	(315,293)
Noncontrolling interests in subsidiaries	94,013	101,463
Noncontrolling interests in GCMH	(113,395)	—
Total deficit	(39,397)	(213,830)
Total liabilities and equity (deficit)	$631,891	$373,156
See accompanying notes to consolidated financial statements.

GCM Grosvenor Inc.
Consolidated Statements of Income
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues
Management fees	$310,745	$324,716	$315,598
Incentive fees	111,650	84,165	57,059
Other operating income	7,586	7,513	5,839
Total operating revenues	429,981	416,394	378,496
Expenses
Employee compensation and benefits	388,465	242,967	210,414
General, administrative and other	82,374	88,458	92,955
Total operating expenses	470,839	331,425	303,369
Operating income (loss)	(40,858)	84,969	75,127
Investment income	10,742	7,521	16,963
Interest expense	(23,446)	(25,680)	(26,468)
Other income (expense)	(9,562)	(4,494)	(542)
Net other income (expense)	(22,266)	(22,653)	(10,047)
Income (loss) before income taxes	(63,124)	62,316	65,080
Income taxes	4,506	2,318	1,395
Net income (loss)	(67,630)	59,998	63,685
Less: Net income attributable to redeemable noncontrolling interest	14,069	—	—
Less: Net income attributable to noncontrolling interests in subsidiaries	11,617	13,221	24,486
Less: Net income (loss) attributable to noncontrolling interests in GCMH	(100,823)	46,777	39,199
Net income attributable to GCM Grosvenor Inc.	$7,507	$—	$—

Earnings (loss) per share of Class A common stock (1) :
Basic	$0.19	—	—
Diluted	$(0.50)	—	—
Weighted average shares of Class A common stock outstanding (1) :
Basic	39,984,515	—	—
Diluted	184,219,761	—	—
(1) Represents earnings (loss) per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period from November 17, 2020 through December 31, 2020, the period following the Transaction, as defined in Note 3 (see Note 19).
See accompanying notes to consolidated financial statements.

GCM Grosvenor Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$(67,630)	$59,998	$63,685
Other comprehensive income (loss):
Unrealized gain on cash flow hedges	(4,880)	(6,521)	1,264
Foreign currency translation adjustment	778	253	(110)
Total other comprehensive income (loss)	(4,102)	(6,268)	1,154
Comprehensive income (loss) before noncontrolling interests	(71,732)	53,730	64,839
Less: Comprehensive income attributable to redeemable noncontrolling interest	14,069	—	—
Less: Comprehensive income attributable to noncontrolling interests in subsidiaries	11,617	13,221	24,486
Less: Comprehensive income (loss) attributable to noncontrolling interests in GCMH	(105,174)	40,509	40,353
Comprehensive income (loss) attributable to GCM Grosvenor Inc.	$7,756	$—	$—
See accompanying notes to consolidated financial statements.

GCM Grosvenor Inc.
Consolidated Statements of Equity (Deficit)
(In thousands)

	Partners’ Deficit	Member’s Deficit-GCM, L.L.C.	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Noncontrolling Interests in GCMH	Total Equity (Deficit)	Redeemable Noncontrolling Interest
Balance, December 31, 2017	$(302,616)	$(17)	$—	$—	$—	$—	$(1,740)	$143,966	$—	$(160,407)	$—

Capital contributions from noncontrolling interest	—	—	—	—	—	—	—	6,447	—	6,447	—
Capital contributions	—	—	—	—	—	—	—	—	—	—	—
Deemed contributions	19,495	—	—	—	—	—	—	—	—	19,495	—
Capital distributions	(82,113)	(134)	—	—	—	—	—	—	—	(82,247)	—
Capital distributions paid to noncontrolling interest	—	—	—	—	—	—	—	(49,234)	—	(49,234)	—
Unrealized gain on cash flow hedge	—	—	—	—	—	—	1,264	—	—	1,264	—
Translation adjustment	—	—	—	—	—	—	(110)	—	—	(110)	—
Net income	39,121	78	—	—	—	—	—	24,486	—	63,685	—
Balance, December 31, 2018	$(326,113)	$(73)	$—	$—	$—	$—	$(586)	$125,665	$—	$(201,107)	$—

Cumulative-effect adjustment from adoption of ASC 606	10,343	—	—	—	—	—	—	1,517	—	11,860	—
Capital contributions from noncontrolling interest	—	—	—	—	—	—	—	4,720	—	4,720	—
Capital contributions	—	18	—	—	—	—	—	—	—	18	—
Deemed contributions	30,233	—	—	—	—	—	—	—	—	30,233	—
Capital distributions	(69,524)	(100)	—	—	—	—	—	—	—	(69,624)	—
Capital distributions paid to noncontrolling interest	—	—	—	—	—	—	—	(43,660)	—	(43,660)	—
Unrealized loss on cash flow hedge	—	—	—	—	—	—	(6,521)	—	—	(6,521)	—
Translation adjustment	—	—	—	—	—	—	253	—	—	253	—
Net income	46,688	89	—	—	—	—	—	13,221	—	59,998	—
Balance, December 31, 2019	$(308,373)	$(66)	$—	$—	$—	$—	$(6,854)	$101,463	$—	$(213,830)	$—
See accompanying notes to consolidated financial statements.

GCM Grosvenor Inc.
Consolidated Statements of Equity (Deficit) — (Continued)
(In thousands)

	Partners’ Deficit	Member’s Deficit-GCM, L.L.C.	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Noncontrolling Interest in GCMH	Total Equity (Deficit)	Redeemable Noncontrolling Interest
Balance, December 31, 2019	$(308,373)	$(66)	$—	$—	$—	$—	$(6,854)	$101,463	$—	$(213,830)	$—

Cumulative-effect adjustment from adoption of ASU 2017-12	(650)	—	—	—	—	—	650	—	—	—	—
Capital contributions from noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	4,035	—	4,035	—
Capital contributions from redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	—	173,797
Deemed contributions prior to the Transaction	42,410	—	—	—	—	—	—	—	—	42,410	—
Capital distributions	(153,524)	(146)	—	—	—	—	—	—	—	(153,670)	—
Capital distributions paid to noncontrolling interest	—	—	—	—	—	—	—	(23,102)	—	(23,102)	—
Capital distributions paid to redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(16,710)
Equity transaction with Mosaic	60,935	—	—	—	—	—	—	—	—	60,935	(60,935)
Unrealized loss on cash flow hedge prior to the Transaction	—	—	—	—	—	—	(5,641)	—	—	(5,641)	—
Translation adjustment prior to the Transaction	—	—	—	—	—	—	393	—	—	393	—
Net income (loss) prior to the Transaction	(6,990)	67	—	—	—	—	—	3,873	—	(3,050)	5,944
Issuance of Class A common stock pursuant to the Transaction and PIPE transaction	—	—	4	—	339,315	—	—	—	—	339,319	—
Issuance of Class C common stock to existing members	—	—	—	14	(14)	—	—	—	—	—	—
Effect of the Transaction and purchase of GCMH units	366,192	145	—	—	(342,945)	(26,541)	8,970	—	(117,459)	(111,638)	—
Deferred tax adjustments related to TRA	—	—	—	—	14,011	—	—	—	129	14,140	—
Deferred costs	—	—	—	—	(10,367)	—	—	—	(37,457)	(47,824)	—
Issuance of Class A common stock due to exercised warrants	—	—	—	—	2,298	—	—	—	8,283	10,581	—
Deemed contributions subsequent to the Transaction	—	—	—	—	—	—	—	—	129,948	129,948	—
Equity reallocation to redeemable noncontrolling interest	—	—	—	—	—	(1,064)	—	—	(3,836)	(4,900)	4,900
Unrealized gain on cash flow hedge subsequent to the Transaction	—	—	—	—	—	—	165	—	596	761	—
Translation adjustment subsequent to the Transaction	—	—	—	—	—	—	84	—	301	385	—
Net income (loss) subsequent to the Transaction	—	—	—	—	—	7,507	—	7,744	(93,900)	(78,649)	8,125
Balance, December 31, 2020	$—	$—	$4	$14	$2,298	$(20,098)	$(2,233)	$94,013	$(113,395)	$(39,397)	$115,121
See accompanying notes to consolidated financial statements.

GCM Grosvenor Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income (loss)	$(67,630)	$59,998	$63,685
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization expense	9,818	10,338	11,663
Deferred taxes	629	—	—
Other non-cash compensation	4,564	4,030	1,788
Non-cash partnership interest-based compensation	172,358	30,233	19,495
Amortization of debt issuance costs	1,336	1,643	1,686
Loss on extinguishment of debt	1,514	—	—
Change in fair value of derivatives	8,572	5,417	1,344
Amortization of deferred rent	130	152	(897)
Proceeds received from investments	8,050	10,289	18,347
Non-cash investment income	(10,742)	(7,521)	(16,963)
Other	94	526	539
Change in assets and liabilities
Management fees receivable	(595)	5,132	(291)
Incentive fees receivable	(48,653)	(7,242)	7,594
Due from related parties	(1,100)	(3,467)	(1,218)
Other assets	(16,568)	(5,876)	1,968
Accrued compensation and benefits	6,295	(3,531)	(459)
Employee related obligations	2,660	(4,029)	6,583
Accrued expenses and other liabilities	(2,562)	101	2,165
Net cash provided by operating activities	68,170	96,193	117,029
Cash flows from investing activities
Purchases of premises and equipment	(1,308)	(3,995)	(868)
Contributions/subscriptions to investments	(23,911)	(21,505)	(23,210)
Withdrawals/redemption from investments	19,688	31,630	32,040
Net cash provided by (used in) investing activities	(5,531)	6,130	7,962
Cash flows from financing activities
Capital contributions received from noncontrolling interest	177,832	4,720	6,447
Capital contributions received from member	—	18	—
Capital distributions paid to partners and member	(153,670)	(69,624)	(82,247)
Capital distributions paid to the noncontrolling interest	(39,812)	(43,660)	(49,234)
Proceeds from credit facility	20,000	25,000	—
Principal payments on credit facility	(45,000)	—	—
Principal payments on senior loan	(91,195)	(7,325)	(27,447)
Debt issuance costs	—	—	(1,291)
Capital contributions related to the Transaction and PIPE transactions net of underwriting costs	179,857	—	—
Proceeds from exercise of warrants	6,745	—	—
Net cash provided by (used in) financing activities	54,757	(90,871)	(153,772)
Effect of exchange rate changes on cash	884	314	(182)
Net increase (decrease) in cash and cash equivalents	$118,280	$11,766	$(28,963)
Cash and cash equivalents
Beginning of year	79,866	68,100	97,063
End of year	$198,146	$79,866	$68,100
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$21,464	$22,674	$23,587
Cash paid during the year for income taxes	$3,160	$1,739	$1,352
Supplemental disclosure of non-cash information from financing activities
Deemed contributions from GCMH Equityholders	$172,358	$30,233	$19,495
Establishment of deferred tax assets, net related to tax receivable agreement and the Transaction	$14,140	$—	$—
See accompanying notes to consolidated financial statements.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)
1. Organization
GCM Grosvenor Inc. (“GCMG”) and its subsidiaries including Grosvenor Capital Management Holdings, LLLP (the “Partnership” or “GCMH” and collectively, the “Company”), provide comprehensive investment solutions to primarily institutional clients who seek allocations to alternative investments such as hedge fund strategies, private equity, real estate, infrastructure and strategic investments. The Company collaborates with its clients to construct investment portfolios across multiple investment strategies in the private and public markets, customized to meet their specific objectives. The Company also offers specialized commingled funds which span the alternatives investing universe that are developed to meet broad market demands for strategies and risk-return objectives.
The Company, through its subsidiaries acts as the investment adviser, general partner or managing member to customized funds and commingled funds (collectively, the “GCM Funds”).
GCMG was incorporated on July 27, 2020 under the laws of the State of Delaware for the purpose of consummating the Transaction as described in Note 3, and merging with CF Finance Acquisition Corp. (“CFAC”), a blank check company incorporated on July 9, 2014 under the laws of the state of Delaware. GCMG owns all of the equity interests of GCM Grosvenor Holdings, LLC (“IntermediateCo”), formerly known as CF Finance Intermediate Acquisition, LLC until November 18, 2020, which is the general partner of GCMH subsequent to the Transaction. GCMG’s ownership (through IntermediateCo) of GCMH as of December 31, 2020 was approximately 22.1%.
GCMH is a holding company operated pursuant to the Fifth Amended and Restated Limited Liability Limited Partnership Agreement (the “Partnership Agreement”) dated November 17, 2020, among the limited partners including, Grosvenor Holdings, L.L.C. (“Holdings”), Grosvenor Holdings II, L.L.C (“Holdings II”) and GCM Grosvenor Management, LLC (“Management LLC”) (collectively, “GCMH Equityholders”).
2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company, its wholly-owned or majority-owned subsidiaries and entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. All intercompany balances and transactions have been eliminated in consolidation.
Pursuant to the Transaction as described in Note 3, GCMG acquired approximately 22% of the common units of the Partnership. The portion of the consolidated subsidiaries not owned by GCMG and any related activity is eliminated through noncontrolling interests in the Consolidated Statements of Financial Condition and net income (loss) attributable to noncontrolling interests in the Consolidated Statements of Income. The combined financial statements of GCMH and its subsidiaries and GCM, L.L.C. (“GCM LLC”) have been determined to be the predecessor for accounting and reporting purposes for periods prior to the Transaction.
The Company is an “emerging growth company” (“EGC”), as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), following the consummation of the merger of CFAC and the Company. The Company has elected to use this extended transition period for complying with new or revised accounting standards pursuant to Section 102(b)(1) of the JOBS Act that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition periods provided by the JOBS Act. As result of this election, its consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)
2. Summary of Significant Accounting Policies (cont.)

Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Principles of Consolidation
The Company first determines whether it has a variable interest in an entity. Fees paid to a decision maker or service provider are not deemed variable interests in an entity if (i) the fees are compensation for services provided and are commensurate with the level of effort required to provide those services; (ii) the service arrangement includes only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated at arm’s length; and (iii) the decision maker does not hold other interests in the entity that individually, or in the aggregate, would absorb more than an insignificant amount of the entity’s expected losses or receive more than an insignificant amount of the entity’s expected residual returns. The Company has evaluated its arrangements and determined that management fees, performance fees and carried interest are customary and commensurate with the services being performed and are not variable interests. For those entities in which it has a variable interest, the Company performs an analysis to determine whether the entity is a variable interest entity (“VIE’).
The assessment of whether the entity is a VIE requires an evaluation of qualitative factors and, where applicable, quantitative factors. These judgments include: (a) determining whether the equity investment at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) evaluating whether the equity holders, as a group, can make decisions that have a significant effect on the economic performance of the entity, and (c) determining whether the equity investors have proportionate voting rights to their obligations to absorb losses or rights to receive returns from an entity. The granting of substantive kick-out rights is a key consideration in determining whether a limited partnership or similar entity is a VIE.
For entities that are determined to be VIEs, the Company consolidates those entities where it has concluded it is the primary beneficiary. The Company is determined to be the primary beneficiary if it holds a controlling financial interest which is defined as possessing (a) the power to direct the activities that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. In evaluating whether the Company is the primary beneficiary, the Company evaluates its economic interests in the entity held either directly or indirectly by the Company.
The Company determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders that conclusion continuously. At each reporting date, the Company assesses whether it is the primary beneficiary and will consolidate or deconsolidate accordingly. Refer to Note 10 for additional information on the Company’s VIEs.
Entities that do not qualify as VIEs are assessed for consolidation as voting interest entities. Under the voting interest entity model, the Company consolidates those entities it controls through a majority voting interest.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and short-term, highly liquid money market funds with original maturities of three months or less. These money market funds are managed in a way to preserve a stable value of USD 1.00 per share; however, there is no guarantee that the value will not drop below USD 1.00 per share. In circumstances when Federal Deposit Insurance Corporation insured limits are exceeded, the risk of default depends on the creditworthiness of the counterparties to each of these transactions. Interest earned on cash and cash equivalents is recorded within other income (expense) in the Consolidated Statements of Income. As of December 31, 2020 and 2019, the Company held $21.5 million and $20.6 million, respectively, of foreign cash included within cash and cash equivalents in the Consolidated Statements of Financial Condition.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)
2. Summary of Significant Accounting Policies (cont.)

Foreign Currency Gain or Loss
The financial statements of the Company’s subsidiaries located in Japan, Hong Kong, the UK and South Korea are measured using the Japanese Yen, Hong Kong Dollar, British Pound and Korean Won, respectively, as the functional currency. The assets and liabilities of these subsidiaries are translated at the exchange rate prevailing at the reporting date and revenue and expenses are translated at the average monthly rates of exchange with the resulting translation adjustment included in the Consolidated Statements of Financial Condition as a component of accumulated other comprehensive loss.
The Company earns fees denominated in several different foreign currencies. Corresponding transaction gains or losses are recognized in other income (expense) in the Consolidated Statements of Income.
Management Fees and Incentive Fees Receivable
Management fees and incentive fees receivable are equal to contractual amounts reduced for allowances, if applicable. The Company considers fees receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established as of December 31, 2020 and 2019. If accounts become uncollectible, they will be expensed when that determination is made. Amounts determined to be uncollectible are charged directly to general, administrative and other in the Consolidated Statements of Income.
Due from Related Parties
Due from related parties includes amounts receivable from the Company’s existing partners, employees, and nonconsolidated funds. Refer to Note 17 for further disclosure of transactions with related parties.
COVID-19
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) a global pandemic, which has resulted in significant disruption and uncertainty in the global economic markets. Given the amount of uncertainty currently regarding the scope and duration of the COVID-19 pandemic, the Company is unable to predict the precise impact the COVID-19 pandemic will have on the Company’s consolidated financial statements. In line with public markets and credit indices, the Company investments may be adversely impacted.
Fair Value Measurements
The Company categorizes its fair value measurements according to a three-level hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are defined as follows:
•Level 1 – Inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date;
•Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly, including inputs in markets that are not considered to be active; and
•Level 3 – Inputs that are unobservable.
Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.
The carrying amount of cash and cash equivalents and fees receivable approximate fair value due to the immediate or short-term maturity of these financial instruments.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)
2. Summary of Significant Accounting Policies (cont.)

Investments
Investments primarily consist of investments in GCM Funds and other funds the Company does not control, but is deemed to exert significant influence, and are accounted for using the equity method of accounting. Under the equity method of accounting, the Company records its share of the underlying income or loss of such entities, which reflects the net asset value of such investments. Management believes the net asset value of the funds is representative of fair value. The resulting unrealized gains and losses are included as investment income in the Consolidated Statements of Income.
The Company’s investments in the GCM Funds investing in private equity, real estate and infrastructure (“GCM PEREI Funds”) are valued based on the most recent available information which typically has a delay of up to three months due to the timing of financial information received from the investments held by the GCM PEREI Funds. The Company records its share of capital contributions to and distributions from the GCM PEREI Funds within investments in the Consolidated Statements of Financial Condition during the three-month lag period. To the extent that management is aware of material events that affect the GCM PEREI Funds during the intervening period, the impact of the events would be disclosed in the notes to the consolidated financial statements.
Certain subsidiaries which hold the general partner capital interest in the GCM Funds are not wholly owned and as such the portion of the Company’s investments owned by limited partners in those subsidiaries are reflected within noncontrolling interest in the Consolidated Statements of Financial Condition.
Premises and Equipment
Premises and equipment and aircraft-related assets are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets ranging from three to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives or lease terms.
Intangible Assets and Goodwill
Finite-lived intangible assets primarily consist of investment management contracts, investor relationships, technology and trade name. These assets are amortized on a straight-line basis over their respective useful lives, ranging from 2 to 12 years. Intangible assets are reviewed for impairment whenever events or changes in circumstances suggest that the asset’s carrying value may not be recoverable. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of the asset, is recognized if the sum of the estimated undiscounted cash flows relating to the asset is less than the corresponding carrying value. The Company has not recognized any impairment in the periods presented.
Goodwill is reviewed for impairment at least annually at the reporting unit level utilizing a qualitative or quantitative approach, and more frequently if circumstances indicate impairment may have occurred. The impairment testing for goodwill under the qualitative approach is based first on a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its respective carrying value. If it is determined that it is more likely than not that the reporting unit’s fair value is less than its carrying value or when the quantitative approach is used, a two-step quantitative assessment is performed to (a) calculate the fair value of the reporting unit and compare it to its carrying value, and (b) if the carrying value exceeds its fair value, to measure an impairment loss. The amount of impairment is calculated as the excess of the carrying value of goodwill over its implied fair value.
The Company performed a qualitative assessment of its goodwill on October 1, 2020 and 2019 and did not identify any impairment.
Redeemable Noncontrolling Interest
Noncontrolling interest related to certain limited partnership interests are subject to redemptions by third party investors. As these interests are redeemable upon the occurrence of an event that is not solely within the control of the Company, amounts relating to third party interests in such consolidated entities are classified within the mezzanine section as redeemable noncontrolling interest in the Consolidated Statements of Financial Condition.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)
2. Summary of Significant Accounting Policies (cont.)

Noncontrolling Interests
For entities that are consolidated, but not 100% owned, a portion of the income or loss and equity is allocated to owners other than the Company. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included within noncontrolling interests in the consolidated financial statements.
Noncontrolling interests is presented as a separate component of equity (deficit) in the Consolidated Statements of Financial Condition. Net income includes the net income attributable to the holders of noncontrolling interests in the Consolidated Statements of Income. Profits and losses, other than profit interest expense, are allocated to noncontrolling interest in proportion to their relative ownership interests regardless of their basis.
Revenue Recognition
On January 1, 2019, the Company adopted Accounting Standard Codification (“ASC”) 606, Revenue from Contracts with Customers, using the modified retrospective method and applied the guidance only to contracts that were not completed as of that date. As a result, prior period amounts continue to be reported under legacy GAAP. The adoption did not change the historical pattern of recognizing revenue for management fees, administrative fees or incentive fees, except for classification changes described further below. The Company recorded a cumulative-effect decrease to total partners’ deficit attributable to GCMH and an increase to noncontrolling interest of $10.4 million and $1.5 million, respectively, related to a change in the Company’s recognition of carried interest subject to potential repayment (“clawback”). Prior to the adoption of ASC 606, the Company deferred the recognition of revenue for all realized carried interest subject to clawback (typically for carried interest calculated under a deal-by-deal or, American waterfall) until the earlier of the termination of the related fund or the point at which repayment of any of the distributed carried interest could no longer occur. Under ASC 606, realized carried interest is considered variable consideration and is therefore constrained and not recognized until it is probable that a significant reversal will not occur. The Company has defined the portion to be deferred as the amount of carried interest, typically net of tax, that the Company would be required to return if there were no remaining investments at the assessment date. The adjustment also resulted in a net increase in incentive fees receivable of $1.3 million and decrease to deferred revenue, recorded within accrued expenses and other liabilities in the Consolidated Statements of Financial Condition, of $10.6 million.
Contracts which earn the Company management fees and incentive fees are evaluated as contracts with customers under ASC 606 for the services further described below. Under ASC 606, the Company is required to (a) identify the contract(s) with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract, and (e) recognize revenue when (or as) the Company satisfies its performance obligation.
Management Fees
Management Fees
The Company earns management fees from providing investment management services to specialized funds and customized separate account clients. Specialized funds are generally structured as partnerships having multiple investors. Separate account clients may be structured using an affiliate-managed entity or may involve an investment management agreement between the Company and a single client. Certain separate account clients may have the Company manage assets both with full discretion over investments decisions as well as without discretion over investment decisions and may also receive access to various other advisory services the firm may provide as part of a single customized service which the Company has determined is a single performance obligation. The Company determined that for specialized funds, the fund is generally considered to be the customer while the individual investor or limited partner is the customer with respect to customized separate accounts. The Company satisfies its performance obligations over time as the services are rendered and the customer simultaneously receives and consumes the benefits of the services as they are performed, using the same time-based measure of progress towards completion.
The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring the promised services to the customer. The Company’s management fees attributable to the GCM Funds investing in public market investments consist primarily of fees based on the net asset value of the assets managed. Fees may be calculated on a monthly or quarterly basis as of each subscription date, either in advance or arrears. Investment management

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)
2. Summary of Significant Accounting Policies (cont.)

fees calculated on a monthly or quarterly basis are primarily based on the assets under management at the beginning or end of such monthly or quarterly period or on average net assets.
The Company’s management fees attributable to the GCM Funds investing in longer-term public market investments and private market investments are typically based on limited partner commitments to those funds during an initial commitment or investment period. Following the expiration or termination of such period, the fees generally become based on invested assets or based on invested capital and unfunded deal commitments less returned capital. Management fees are determined quarterly and are more commonly billed in advance based on the management fee rate applied to the management fee base at the end of the preceding quarterly period as defined in the respective contractual agreements.
Management fees are a form of variable consideration as the basis for the management fee fluctuates over the life of the contract, therefore, management fees are constrained and not recognized until it is probable that a significant reversal will not occur.
Certain operating agreements limit the expenses a fund bears to a percentage of the market value of the assets managed. The Company is required to reimburse the customer for such exceeded amounts (which the Company may be entitled to recoup in subsequent periods if expenses are sufficiently below the limit). The Company records these amounts as adjustments to the transaction price, which are reflected within management fees in the Consolidated Statements of Income. Prior to the adoption of ASC 606, such adjustments were recorded within general, administrative and other in the Consolidated Statements of Income.
Certain GCM Fund agreements contain a management fee schedule that simulates the pattern of a fee based on invested capital that increases over the investment period and decreases over the life of the fund. In those circumstances the Company satisfies its performance obligations over time as the services are rendered and records as revenue the amounts it is entitled to invoice for the applicable quarter for which services have been rendered.
Certain agreements contain a requirement to return management fees for commitments left unfunded at the termination of the GCM Fund’s life. The Company defers a portion of the fees collected that it views as probable of being required to return based on the Company’s investing experience and records this accrual as deferred revenue within accrued expenses and other liabilities in the Consolidated Statements of Financial Condition.
Fund Expense Reimbursement Revenue
The Company incurs certain costs, primarily related to accounting, client reporting, investment-decision making and treasury-related expenditures, for which it receives reimbursement from the GCM Funds in connection with its performance obligations to provide investment management services. The Company concluded it controls the services provided and resources used before they are transferred to the customer and therefore is a principal. Accordingly, the reimbursement for these costs incurred by the Company are presented on a gross basis within management fees and the related costs within general, administrative and other in the Consolidated Statements of Income with any outstanding amounts recorded within due from related parties in the Consolidated Statements of Financial Condition. Expense reimbursements are recognized at a point in time, in the periods during which the related expenses are incurred and the reimbursements are contractually earned.
The Company may pay on behalf of and seek reimbursement from GCM Funds for professional fees and administrative or other fund expenses that the Company arranges for the GCM Funds. The Company concluded that the nature of its promise is to arrange for the services to be provided and it does not control the services provided by third parties before they are transferred to the customer. As a result, the Company is acting in the capacity of an agent to the GCM Funds. Accordingly, outstanding amounts related to these disbursements are recorded within due from related parties in the Consolidated Statements of Financial Condition.
Incentive Fees
Incentive fees consists of performance based incentive fees in the form of performance fees or incentive compensation and carried interest income.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)
2. Summary of Significant Accounting Policies (cont.)

Performance Fees
The Company may receive performance fees or incentive compensation from certain GCM Funds investing in public market investments. Performance fees are typically a fixed percentage of investment gains, subject to loss carryforward provisions that require the recapture of any previous losses before any performance fees can be earned in the current period. Performance fees may or may not be subject to a hurdle or a preferred return, which requires that clients earn a specified minimum return before a performance fee can be assessed. With the exception of certain GCM Funds, these performance fees are determined based upon investment performance at the end of a specified measurement period, generally the end of the calendar year. Certain GCM Funds have performance measurement periods extending beyond one year.
Investment returns are highly susceptible to market factors, judgments, and actions of third parties that are outside of the Company’s control. Accordingly, performance fees are considered variable consideration and are therefore constrained and not recognized until it is probable that a significant reversal will not occur. In the event a client redeems from one of the GCM Funds prior to the end of a measurement period, any accrued performance fee is ordinarily due and payable by such redeeming client as of the date of the redemption.
Carried Interest
Carried interest is a performance-based capital allocation from a fund’s limited partners earned by the Company in certain GCM Funds invested in longer-term public market investments and private market investments. Carried interest is typically calculated as a percentage of the profits calculated in accordance with the terms of fund agreements at rates that range between 2.5%-20% after returning invested capital, certain fees and a preferred return to the fund’s limited partners. Carried interest is ultimately realized when underlying investments distribute proceeds or are sold and therefore carried interest is highly susceptible to market factors, judgments, and actions of third parties that are outside of the Company’s control. Accordingly, carried interest is considered variable consideration and is therefore constrained and not recognized as revenue until it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
Agreements generally include a clawback provision that, if triggered, would require the Company to return up to the cumulative amount of carried interest distributed, typically net of tax, upon liquidation of those funds, if the aggregate amount paid as carried interest exceeds the amount actually due based upon the aggregate performance of each fund. The Company has defined the portion to be deferred as the amount of carried interest, typically net of tax, that the Company would be required to return if all remaining investments had no value as of the end of each reporting period. For the years ended December 31, 2020 and December 31, 2019, deferred revenue relating to constrained realized carried interest of approximately $8.5 million and $11.2 million respectively, was recorded within accrued expenses and other liabilities in the Consolidated Statements of Financial Condition.
Other Operating Income
Other operating income primarily consists of administrative fees from certain private investment vehicles that the Company does not manage or advise. Administrative fees represent fees for accounting and administration services provided to such vehicles. The fees earned under certain agreements are calculated by applying a fixed rate (or varying rate based on volume) multiplied by the number of positions held. The Company satisfies its performance obligations over time as the services are rendered and the customer simultaneously receives and consumes the benefits of the services as they are performed, using the same time-based measure of progress towards completion.
Distribution Relationships
The Company has entered into a number of distribution relationships with financial services firms to assist it in developing and servicing its client base. These relationships are non-exclusive and generally enable the Company to have direct contact with major clients.
Management and incentive fee revenue in the Consolidated Statements of Income is recorded on a gross basis. Expenses pursuant to the revenue sharing arrangements in connection with these distribution agreements of $7.8 million, $9.2 million and

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)
2. Summary of Significant Accounting Policies (cont.)

$10.3 million for the years ended December 31, 2020, 2019 and 2018 were recorded within general, administrative and other in the Consolidated Statements of Income.
Employee Compensation and Benefits
Base Salary, Bonus and Other
The Company compensates its employees through the cash payment of both a fixed component (“base salary”) and a variable component (“bonus”). Base salary is recorded on an accrual basis over each employee’s period of service. Bonus compensation is determined by the Company’s management and is generally discretionary based on judgment taking into consideration, among other things, the financial results of the Company, as well as the employee’s performance.
Incentive Fee Compensation
Incentive fee compensation consists of discretionary compensation accrued and paid annually based on incentive fee revenue.
Carried Interest
Certain employees and former employees are entitled to a portion of the carried interest realized from certain GCM Funds, which generally vest over a multi-year period and are payable upon a realization of the carried interest. Accordingly, carried interest resulting from a realization event gives rise to the incurrence of an obligation. Amounts payable under these arrangements are recorded within employee compensation and benefits when they become probable and reasonably estimable.
For certain GCM Funds, realized carried interest is subject to clawback. Although the Company defers the portion of realized carried interest not meeting the criteria for revenue recognition, accruing an expense for amounts due to employees and former employees is based upon when it becomes probable and reasonably estimable that carried interest has been earned and therefore a liability has been incurred. As a result, the recording of an accrual for amounts due to employees and former employees generally precedes the recognition of the related carried interest revenue. The Company withholds a portion of the amounts due to employees and former employees as a reserve against contingent repayments to the GCM Funds. As of December 31, 2020 and 2019, an accrual of $13.5 million and $14.9 million, respectively, relating to amounts withheld was recorded within employee related obligations in the Consolidated Statements of Financial Condition.
Compensation Awards
The Company has established deferred compensation programs for certain employees and accrues deferred compensation expense ratably over the related vesting schedules, recognizing an increase or decrease in compensation expense based on the performance of certain GCM Funds. In addition, the Company has granted compensation awards to employees that represent investments that will be made in GCM Funds on behalf of the employees and were compensation for past services that were fully vested upon the award date. Compensation expense related to deferred compensation and other awards are included within employee compensation and benefits in the Consolidated Statements of Income.
Partnership Interest in Holdings, Holdings II and Management LLC
Various individuals, including current and former employees of the Company (“Recipients”), have been awarded partnership interests in Holdings, Holdings II and Management LLC. These partnership interests grant the Recipients the right to certain cash distributions of profits from Holdings, Holdings II and Management LLC to the extent such distributions are authorized and pursuant to the terms of their respective agreements.
A partnership interest award is accounted for based on its substance. A partnership interest award that is in substance a profit-sharing arrangement or performance bonus would generally not be within the scope of the stock-based compensation guidance and would be accounted for under the guidance for deferred compensation plans, similar to a cash bonus. However, if the arrangement has characteristics more akin to the risks and rewards of equity ownership, the arrangement would be accounted for under stock-based compensation guidance.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)
2. Summary of Significant Accounting Policies (cont.)

The Company analyzes awards granted to Recipients at the time they are granted or modified. Awards that are in substance a profit-sharing arrangement in which rights to distributions of profits are based fully on the discretion of the managing member of Holdings, Holdings II and Management LLC, are recorded within employee compensation and benefits in the Consolidated Statements of Income when Holdings, Holdings II or Management LLC makes distributions to the Recipients. Profit-sharing arrangements that contain a stated target payment are recognized as partnership interest-based compensation expense equal to the present value of expected future payments on a straight-line basis over the service period.
Derivative Instruments
Derivative instruments enable the Company to manage its exposure to interest rate risk. The Company generally does not engage in derivative or hedging activities, except to hedge interest rate risk on floating rate debt, as described in Note 14.
Derivatives are recognized in the Consolidated Statements of Financial Condition at fair value.
In order to qualify for hedge accounting, a derivative must be considered highly effective at reducing the risk associated with the exposure being hedged. At inception, the Company documents all relationships between derivatives designated as hedging instruments and hedged items, the risk management objectives and strategies for undertaking various hedge transactions, the method of assessing hedge effectiveness, and, if applicable, why forecasted transactions are considered probable. This process includes linking all derivatives that are designated as hedges of the variability of cash flows that are to be received or paid in connection with either a recognized asset or liability, firm commitment or forecasted transaction (“cash flow hedges”) to assets or liabilities in the Consolidated Statements of Financial Condition, firm commitments or forecasted transactions.
The Company generally uses the change in variable cash flows method to assess hedge effectiveness on a quarterly basis. The Company assesses effectiveness on a quarterly basis by evaluating whether the critical terms of the hedging instrument and the forecasted transaction have changed during the period and by evaluating the continued ability of the counterparty to honor its obligations under the contractual terms of the derivative. When the critical terms of the hedging instrument and the forecasted transaction do not match at inception the Company may use regression or other statistical analyses to assess effectiveness.
For a qualifying cash flow hedge, changes in the fair value of the derivative, to the extent that the hedge is effective, are recorded within accumulated other comprehensive income (loss) in the Consolidated Statements of Financial Condition and are reclassified to interest expense in the Consolidated Statements of Income when the underlying transactions (interest payments) have an impact on earnings. Prior to the adoption of ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (Topic 815) any ineffective portions of a hedge were recorded within other income (expense) in the Consolidated Statements of Income.
For derivative contracts that do not qualify for hedge accounting, the Company presents changes in fair value in current period earnings. Changes in the fair value of derivative instruments are reflected within other income (expense) in the Consolidated Statements of Income.
Income Taxes
Income taxes are accounted for using the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences on differences between the carrying amounts of assets and liabilities and their respective tax basis, using tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is “more-likely-than not” that some portion or all of the deferred tax assets will not be realized. The realization of the deferred tax assets is dependent on the amount of the Company’s future taxable income.
The Company recognizes interest and penalties related to the underpayment of income taxes, including those resulting from the late filing of tax returns as general, administrative and other expenses in the Consolidated Statements of Income. The Company has not incurred a significant amount of interest or penalties in any of the years presented.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)
2. Summary of Significant Accounting Policies (cont.)

GCMH is treated as a partnership for U.S. federal income tax purposes, and is subject to various state and local taxes. GCMH Equityholders, as applicable, are taxed individually on their share of the earnings; therefore, the Company does not record a provision for federal income taxes on the GCMH Equityholders’ share of the earnings. The Company is subject to U.S. federal, applicable state corporate and foreign income taxes, including with respect to its allocable share of any taxable income of GCMH following the Transaction.
Tax Receivable Agreement
In connection with the Transaction as described in Note 3, GCMG entered into a Tax Receivable Agreement with the GCMH Equityholders that will provide for payment by GCMG to the GCMH Equityholders of 85% of the amount of the tax savings, if any, that GCMG realizes (or, under certain circumstances, is deemed to realize) as a result of, or attributable to, (i) increases in the tax basis of assets owned directly or indirectly by GCMH or its subsidiaries from, among other things, any redemptions or exchanges of GCMH common shares (ii) existing tax basis (including amortization deductions arising from such tax basis) in intangible assets owned directly or indirectly by GCMH and its subsidiaries, and (iii) certain other tax benefits (including deductions in respect of imputed interest) related to GCMG making payments under the Tax Receivable Agreement.
Earnings (Loss) Per Share
The Company determines earnings (loss) per share in accordance with the authoritative guidance in ASC 260, Earnings Per Share. The two-class method of computing earning (loss) per share is required for entities that have participating securities. The two-class method is an earnings allocation formula that determines earning (loss) per share for participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company’s Class C Common Stock has no economic interest in the earnings of the Company, resulting in the two-class method not being applicable.
The Company computes basic earnings (loss) per share by dividing net income (loss) attributable to GCMG by the weighted average number of shares outstanding for the applicable period. When calculating diluted earnings (loss) per share, the Company applies the treasury stock method and if-converted method, as applicable, to the warrants and the exchangeable common units of the Partnership to determine the dilutive weighted-average common units outstanding.
Transaction Expenses
Legal fees and other costs that were determined to be direct and incremental to the Transaction as described in Note 3, were recorded to stockholders' equity/partners’ and member’s capital (deficit) as a reduction to additional paid-in capital in the Consolidated Statements of Financial Conditions. Other fees associated with the Transaction as described in Note 3, that were not direct and incremental were recorded to other income (expense) in the Consolidated Statements of Income.
Comprehensive Income
Comprehensive income consists of net income (loss) and other comprehensive income (loss). The Company’s other comprehensive income (loss) is comprised of unrealized gains and losses on cash flow hedges and foreign currency translation adjustments.
Segments
Management has determined the Company consists of a single operating and reportable segment, consistent with how the chief operating decision maker allocates resources and assesses performance. Revenues and long-lived assets attributed to locations outside of the United States (“U.S.”) are immaterial.
Concentration
The Company has a client base that is diversified across a range of different types of institutional clients and also includes high net worth individuals. The institutional client base consists primarily of public, corporate and Taft-Hartley pension funds as well as banks, insurance companies, sovereign entities, foundations and endowments. The client base is also geographically diversified with concentrations in North America, Asia, the Middle East and Europe.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)
2. Summary of Significant Accounting Policies (cont.)

Recently Issued Accounting Standards
Recently Issued Accounting Standards - Adopted in Current Reporting Period
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement. The amendments remove or modify certain disclosures, while others were added. The Company adopted the guidance as of January 1, 2020. The adoption of this guidance did not have a material impact on the consolidated financial statements.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The new guidance amends the hedge accounting model to enable entities to better portray their risk management activities in the financial statements. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and allows for the entire change in fair value of a “highly effective” cash flow hedge to be recognized in other comprehensive income until the hedged item affects earnings. An entity will apply the new guidance on a modified retrospective basis with a cumulative effect adjustment to accumulated other comprehensive income with a corresponding adjustment to retained earnings as of the beginning of the period of adoption. Changes to income statement presentation and financial statement disclosures will be applied prospectively. The Company adopted the guidance as of January 1, 2020. The resulting impact of adoption to its 3-Year Swap Agreement is recorded in opening accumulated other comprehensive income (loss) and opening partners’ deficit.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance requires that all equity investments, except those accounted for under the equity method of accounting or those resulting in the consolidation of the investee, be accounted for at fair value with all fair value changes recognized in income. The Company adopted ASU 2016-01 on January 1, 2019 and the adoption did not have a material impact on its consolidated financial statements.
Recently Issued Accounting Standards – To be Adopted in Future Periods
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). The amendments in this update provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. An entity may elect to adopt the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. An entity may elect to apply the amendments in ASU 2020-04 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The Company is currently evaluating the impact on its consolidated financial statements upon adoption of this standard.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which modifies ASC 740 to simplify the accounting for income taxes. The guidance, among other changes, (i) provides a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax and (ii) provides guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted, including adoption in any interim period for (1) public business entities for periods for which financial statements have not yet been issued and (2) all other entities for periods for which financial statements have not yet been made available for issuance. The Company will defer adoption until the guidance is effective for non-public entities, as the Company currently qualifies as an EGC and has elected to take advantage of the extended transition period afforded to EGCs as it applies to the adoption of new accounting standards. The amendments related to changes in ownership of foreign equity method investments or foreign subsidiaries should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The amendments related to franchise taxes that are partially based on income should be applied on either a retrospective basis for all periods presented or a modified

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)
2. Summary of Significant Accounting Policies (cont.)

retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. All other amendments should be applied on a prospective basis. The Company is currently evaluating the impact on its consolidated financial statements upon adoption of this standard.
In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities, which reduces the cost and complexity of financial reporting associated with consolidation of VIEs. The amendment provides that indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. The amendments in this ASU are effective for public business entities with fiscal years beginning after December 15, 2019 and interim periods within those reporting periods, and effective for non-public entities with fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021, with early adoption permitted. The Company will defer adoption until the guidance is effective for non-public entities, as the Company currently qualifies as an EGC and has elected to take advantage of the extended transition period afforded to EGCs as it applies to the adoption of new accounting standards. The guidance should be applied prospectively. The Company has concluded this guidance will not have a material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Currently, the standard requires an entity to perform a two-step test to determine the amount, if any, of goodwill impairment. In Step 1, an entity compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the entity performs Step 2 and compares the implied fair value of goodwill with the carrying amount of that goodwill for that reporting unit. An impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeds the implied fair value of that goodwill is recorded, limited to the amount of goodwill allocated to that reporting unit. The new guidance removes Step 2. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. An entity will apply the new guidance on a prospective basis. The amendments in this ASU are effective for public business entities that are a U.S. Securities and Exchange Commission (“SEC”) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, with fiscal years beginning after December 15, 2019. All other entities should adopt the amendments in this ASU in fiscal years beginning after December 15, 2022. Early adoption is permitted for annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company will defer adoption until the guidance is effective for non-public entities, as the Company currently qualifies as an EGC and has elected to take advantage of the extended transition period afforded to EGCs as it applies to the adoption of new accounting standards. The Company is currently evaluating the impact on its consolidated financial statements upon adoption of this standard.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. This guidance is for public business entities that are an SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, with fiscal years beginning after December 15, 2019. On March 9, 2020, the FASB extended the adoption date for all other entities to annual periods beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company expects that adoption of this guidance will not have a material impact on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The main difference between existing lease accounting guidance and the updated standard is that operating leases will now be recorded as assets and liabilities in the statement of financial position. The amendments in this ASU are effective for public business entities for annual reporting periods beginning after December 15, 2018. On June 3, 2020, the FASB extended the adoption date for all other entities to annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022, with early adoption permitted. The Company will defer adoption until the guidance is effective for non-public entities, as the Company currently qualifies as an EGC and has elected to take advantage of the extended transition period afforded to

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)
2. Summary of Significant Accounting Policies (cont.)

EGCs as it applies to the adoption of new accounting standards. The Company is currently evaluating the impact on its consolidated financial statements upon adoption of this new standard.

3. Business Combination
On November 17, 2020, the Company consummated a business combination pursuant to the definitive Transaction Agreement dated as of August 2, 2020, by and among CFAC, IntermediateCo, CF Finance Holdings, LLC (the “CF Sponsor”), Holdings, Management LLC, Holdings II, GCMH GP, L.L.C (“GCMHGP LLC”), GCM V, LLC (“GCM V”) and the Company (the “Transaction”). The Transaction was treated as a transaction between entities under common control.
In connection with the Transaction Agreement:
•CFAC merged with and into GCMG, upon which the separate corporate existence of CFAC ceased and GCMG became the surviving entity;
•GCMH cancelled its ownership of the 100 shares of common stock of GCMG;
•Each share of CFAC common stock was converted into one share of the GCMG’s Class A common stock, and each whole warrant of CFAC was converted into one warrant of the GCMG;
•GCMG received $120.4 million remaining in CFAC’s trust account (the “Trust Account”) following redemptions made in connection with CFAC’s special meeting of stockholders relating to the transactions contemplated by the Transaction Agreement;
•Qualified institutional buyers and accredited investors (“PIPE Investors”) purchased 19,500,000 shares of the GCMG’s Class A common stock at $10.00 per share;
•The CF Sponsor purchased 3,500,000 shares of the GCMG’s Class A common stock and 1,500,000 of the GCMG's warrants for an aggregate price equal to $30.0 million pursuant to a forward purchase contract;
•The CF Sponsor terminated, forfeited and cancelled, for no consideration, 2,351,534 shares of the GCMG’s Class A common stock and 150,000 of the GCMG’s warrants;
•GCMG issued 900,000 warrants to purchase Class A common stock to Holdings;
•Holdings assigned, and IntermediateCo assumed, all right, title and interest in and to the Option Agreement, dated as of October 5, 2017, by and among Holdings and HCFP VI AIV, L.P., H&F Chicago AIV I, L.P. and Hellman & Friedman Capital Executives VI, L.P (the “H&F Parties”) in exchange for consideration of $110.2 million, minus the purchase price payable to the H&F Parties by IntermediateCo under the Option Agreement in the Option Conveyance.
•Immediately following the Option Conveyance, IntermediateCo consummated the exercise of certain options to purchase all of the Class B-2 common units of GCMH then held by certain investors;
•GCMHGP LLC sold all of the outstanding equity interests of GCMH then held by it, including the general partnership and limited partnership interests, to IntermediateCo for $1.5 million and Holdings sold all of the outstanding equity interests of GCM LLC to IntermediateCo for $1.00;
•GCMH was redomiciled as a limited liability limited partnership in the State of Delaware and its Limited Liability Limited Partnership Agreement was amended and restated to, among other things, reconstitute all previous classes of partnership interest to economically equivalent common units;
•GCMH issued to IntermediateCo 28,316,895 Grosvenor common units and 23,893,809 warrants for Grosvenor common units, in each case in exchange for $227.7 million;
•GCMG issued 144,235,246 shares of GCMG’s Class C common stock to GCM V.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)
3. Business Combination (cont.)
Following the consummation of the Transaction, GCMG indirectly holds general partnership and limited partnership interests in GCMH. The structure of the Transaction is an “Up-C” structure with the owners of GCMH retaining their ownership in GCMH.
In conjunction with the Transaction, the Company incurred approximately $9.3 million of transaction expenses, which were recorded within general, administrative and other expense in the Consolidated Statements of Income.
4. Mosaic Transaction
Effective January 1, 2020 (the “Effective Date”), the Partnership and several subsidiaries, (collectively, the “Seller”) entered into a Purchase and Sale Agreement (“Agreement”) and issued certain limited partnership interests in several subsidiaries (“Carry Plan Entities”) to Mosaic Acquisitions 2020, L.P. (“Mosaic”). In addition, Mosaic also acquired the rights to receive a percentage of carried interest from certain GCM Funds and agreed to provide additional funding under certain circumstances up to a maximum amount as defined in the Agreement (collectively, the “Mosaic Transaction”). Mosaic issued Class A and Class B equity interests to GCMH, Holdings and Mosaic Feeder, L.P. (“Mosaic Feeder”). The Partnership serves as the general partner of Mosaic, which was consolidated as the Partnership holds a controlling financial interest in Mosaic. Mosaic Feeder is beneficially owned by Lakeshore Investments GP, LLC (“Lakeshore”), a related party, and an unaffiliated third-party investor (“Mosaic Counterparty”) and is not consolidated. The Carry Plan Entities serve as general partners of, or are special limited partners in, certain of the GCM Funds. The consideration transferred by Mosaic Counterparty to the Seller for the interests acquired was $125.4 million. In addition, the Seller received an additional $48.0 million to fund future investment commitments. Additionally, the Seller could be required to pay additional amounts as long as Mosaic Feeder has an ownership interest in the transferred interests (“Potential Payments”) based on cash flow up to the relevant dates as defined in the Agreement that could total up to a maximum of $19.9 million, which is broken down as a maximum of $4.9 million on December 31, 2020, $7.5 million on December 31, 2021 and $7.5 million on December 31, 2022. GCMH made a payment of $4.9 million on December 31, 2020. Such amounts can be reduced (not below zero) by exceeding certain cumulative distribution thresholds at each relevant date. In addition, any such amounts paid to Mosaic will also reduce, on a dollar-for-dollar basis, the purchase price payable upon exercise of the Put Option.
Additionally, the Agreement provided for a Recall Amount whereby beginning January 1, 2023, the Partnership could recall from Mosaic $15.1 million plus any Potential Payments that were made in previous periods. There were no contractual restrictions to the Partnership’s ability to recall the payments, other than if a Triggering Event as defined in the Agreement occurs, which management had deemed to be remote, and the credit risk associated with Mosaic’s ability to recall the distributions from Mosaic Counterparty. Effective December 31, 2020, the Partnership forfeited its rights to the Recall Amount.
In addition, as part of the Mosaic Transaction, Holdings purchased an option from Mosaic Feeder for $2.6 million, payable December 31, 2020, for the right, but not the obligation, to require Mosaic Feeder to sell to Holdings all of the Class A and Class B equity interests held by Mosaic Feeder in Mosaic (the “Mosaic Call Right”) for a purchase price equal to the greater of 1.3x its investment or a 12% IRR on its investment (the “Call Price”). Prior to the closing of the Transaction, the Mosaic Call Right and payment obligation due December 31, 2020 was transferred from Holdings to the Company. On December 31, 2020, the Company paid $2.6 million to Mosaic Feeder.
Further, Mosaic Counterparty had the right, but not the obligation, to require the Partnership to acquire all of the Class A and Class B Interests held by Mosaic Feeder in Mosaic (the “Put Option”) for a purchase price equal to Mosaic Counterparty receiving the greater of 1.3x of its investment or a 12% IRR on its investment (the “Put Price”). The Put Option could only be exercised if a Triggering Event as defined in the Agreement occurs, which management had deemed to be remote. If the Partnership declines to pay the Put Price, Mosaic Counterparty may either step in and act as the general partner of Mosaic and control Mosaic until Mosaic Counterparty recoups the Put Price or effect a transfer of the underlying assets of Mosaic to Mosaic Counterparty.
The Carry Plan Entities had historically been accounted for as VIEs and were consolidated by the Partnership prior to the Mosaic Transaction as the Partnership was deemed the primary beneficiary through its controlling financial interests in the Carry Plan Entities. Management determined that the Mosaic Transaction should be evaluated under the guidance in ASC 810 and concluded that Mosaic is accounted for as a VIE and the Partnership was deemed the primary beneficiary and therefore consolidates Mosaic. In addition, the Partnership concluded that the Put Option was embedded in an equity host contract but did not meet the net settlement criterion of an embedded derivative and therefore no separate accounting was required. However, as

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)
4. Mosaic Transaction (cont.)
the Put Option was not solely within the control of the Partnership, the noncontrolling interest related to Mosaic had been classified as mezzanine equity.
The total assets of Mosaic was $101.4 million as of December 31, 2020 and was recorded within cash and cash equivalents and investments in the Consolidated Statements of Financial Condition. Mosaic had no liabilities as of December 31, 2020. The assets of Mosaic may only be used to settle obligations of Mosaic, if any. In addition, there was no recourse to the Partnership for Mosaic’s liabilities, except for certain entities in which there could be a clawback of previously distributed carried interest.
5. Revenue
For the years ended December 31, 2020, 2019 and 2018, revenues consisted of the following:

	Year Ended December 31,
Management fees	2020	2019	2018
Management fees	$302,339	$318,008	$311,456
Fund expense reimbursement revenue	8,406	6,708	4,142
Total management fees	$310,745	$324,716	$315,598

	Year Ended December 31,
Incentive fees	2020	2019	2018
Performance fees	$52,726	$14,413	$3,111
Carried interest	58,924	69,752	53,948
Total incentive fees	$111,650	$84,165	$57,059
The Company recognized revenues of $3.6 million and $1.8 million during the years ended December 31, 2020 and 2019, respectively, that were previously received and deferred as of December 31, 2019 and 2018, respectively.
6. Investments
Investments consist of the following:

	As of December 31,
	2020	2019
Equity method investments	$165,095	$154,900
Other investments	1,178	4,458
Total investments	$166,273	$159,358
As of December 31, 2020 and 2019, the Company held investments of $166.3 million and $159.4 million, respectively, of which $161.9 million and $95.7 million were owned by noncontrolling interest holders, respectively. Future net income (loss) and cash flow from investments held by noncontrolling interest holders will not be attributable to the Company.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)
6. Investments (cont.)

Equity method investments
The summarized financial information of the Company’s equity method investments is as follows:

	As of December 31,
	2020	2019
Total Assets	$30,860,617	$28,594,587
Total Liabilities	$2,228,078	$1,324,162
Total Equity	$28,632,539	$27,270,425

	Year Ended December 31,
	2020	2019	2018
Investment income	$71,613	$144,667	$115,640
Expenses	249,401	218,037	200,914
Net investment income (loss)	(177,788)	(73,370)	(85,274)
Net realized and unrealized gain	2,423,252	2,055,007	1,465,984
Net income	$2,245,464	$1,981,637	$1,380,710
7. Fair Value Measurements
The following table summarizes the Company’s assets and liabilities measured at fair value as of December 31, 2020 and 2019:

	Fair Value of Assets (Liabilities) as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Money market funds	$149,553	$—	$—	$149,553
Interest rate derivatives	—	(28,442)	—	(28,442)
Total	$149,553	$(28,442)	$—	$121,111

	Fair Value of Assets (Liabilities) as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Money market funds	$45,209	$—	$—	$45,209
Interest rate derivatives	—	(14,990)	—	(14,990)
Total	$45,209	$(14,990)	$—	$30,219
Money market funds are valued using quoted market prices and are included in cash and cash equivalents on the Consolidated Statements of Financial Condition.
Management determines the fair value of its interest rate derivative agreements based on the present value of expected future cash flows based on observable future LIBOR rates applicable to each swap contract using linear interpolation, inclusive of the risk of non-performance, using a discount rate appropriate for the duration.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

8. Intangible Assets
Intangible assets, net consist of the following:

	As of December 31, 2020
	Gross carrying amount	Accumulated amortization	Net carrying amount
Subject to amortization:
Investment management contracts	$36,190	$(35,756)	$434
Customer relationships	23,518	(15,364)	8,154
Technology	2,030	(2,030)	—
Other	620	(620)	—
	$62,358	$(53,770)	$8,588

	As of December 31, 2019
	Gross carrying amount	Accumulated amortization	Net carrying amount
Subject to amortization:
Investment management contracts	$36,190	$(30,648)	$5,542
Customer relationships	23,518	(13,258)	10,260
Technology	2,030	(1,740)	290
Other	620	(620)	—
	$62,358	$(46,266)	$16,092
Amortization expense of $7.5 million, $7.8 million and $7.8 million was recognized for the years ended December 31, 2020, 2019 and 2018, respectively.
The following approximates the estimated amortization expense relating to intangible assets:

Year Ended December 31,
2021	$2,333
2022	2,316
2023	1,313
2024	1,313
2025	1,313
Thereafter	—
9. Equity
Subsequent to the Transaction as described in Note 3, the Company had one class of preferred stock authorized, three classes of common stock authorized: Class A common stock, Class B common stock and Class C common stock, and warrants. Holders of Class A common stock and Class C common stock vote together as a single class on all matters submitted to the stockholders for their vote or approval, except as required by applicable law.
Preferred Stock
The Company has been authorized to issue 100,000,000 shares of preferred stock with a par value of $0.0001 per share. Voting and other rights and preferences may be determined from time to time by the Company’s Board of Directors. As of December 31, 2020, there were no shares of preferred stock issued or outstanding.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)
9. Equity (cont.)
Class A Common Stock
Holders of Class A common stock are entitled to one vote for each share on all matters submitted to the stockholders for their vote or approval. Additionally, holders of shares of Class A common stock are entitled to receive dividends as and if declared by the Board of Directors out of legally available funds.
Class B Common Stock
Holders of Class B common stock are not entitled to any votes on any matter that is submitted to a vote by the Company’s stockholders, except as required by Delaware law. Delaware law would permit holders of Class B common stock to vote, with one vote per share, on a matter if it were to (i) change the par value of the Class B common stock or (ii) amend the Charter to alter the powers, preferences, or special rights of the Class B common stock as a whole in a way that would adversely affect the holders of Class B common stock. Holders of shares of Class B common stock are entitled to receive dividends as and if declared by the Board of Directors out of legally available funds. As of December 31, 2020, no shares of Class B common stock have been issued.
Class C Common Stock
Holders of Class C common stock are entitled to carry up to 10 votes per share and represent no more than 75% of the voting power of the total voting stock. Holders of Class C common stock do not have any right to receive dividends other than stock dividends consisting of shares of Class C common stock, paid proportionally with respect to each outstanding share of Class C common stock.

Shares of Class C common stock are cancelled upon a sale or transfer of Class A common stock received as a result of any redemption or exchange of GCMH common units outstanding to any person that is not the Chairman of the Board and Chief Executive Officer of the Company or GCMH Equityholders (or affiliate or owner) as of November 17, 2020. Additionally, shares of Class C common stock are cancelled if there happens to be a redemption or exchange of a common unit for cash.

The GCMH Equityholders may from time to time cause GCMH to redeem any or all of their GCMH common units in exchange, at the Company’s election, for either cash (based on the market price for a share of the Class A common stock) or shares of Class A common stock.

Shares of Class A common stock, Class B common stock and Class C common stock are not subject to any conversion right.
Shares of Common Stock Outstanding
The following table shows a rollforward of the common stock outstanding since the Transaction, as defined in Note 3:

	Class A common stock	Class B common stock	Class C common stock
November 17, 2020
Issuance of common stock pursuant to the Transaction	39,914,862	—	144,235,246
Exercise of warrants	920,231	—	—
December 31, 2020	40,835,093	—	144,235,246

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)
9. Equity (cont.)
Redeemable Warrants
Public Warrants
Each public warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. A warrant holder may exercise its warrants only for a whole number of shares of Class A common stock. This means that only a whole warrant may be exercised at any given time by a warrant holder. The warrants will expire 5 years after the consummation of the Transaction, or earlier upon redemption or liquidation.
Once the warrants become exercisable, the Company may call the warrants for redemption:
• in whole and not in part;
• at a price of $0.01 per warrant;
• upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
• if, the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.
Warrant holders do not have the rights or privileges of holders of Class A common stock and any voting rights until they exercise their warrants and receive shares of Class A common stock. After the issuance of shares of Class A common stock upon exercise of the warrants, each holder will be entitled to one vote for each share held of record on all matters to be voted on by stockholders.
As of December 31, 2020 the Company had 21,473,567 shares of public warrants outstanding.
Private Placement Warrants
The private placement warrants (including the Class A common stock issuable upon exercise of the private placement warrants) will not be redeemable by the Company so long as they are held by CFAC or its permitted transferees. CFAC, or its permitted transferees, have the option to exercise the private placement warrants on a cashless basis.
If holders of the private placement warrants elect to exercise them on a cashless basis, they would calculate the exercise price by dividing (x) the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the average volume weighted average last reported sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of warrant exercise is sent to the warrant agent (the “fair market value”).
As of December 31, 2020 the Company had 1,500,000 shares of private placement warrants outstanding.
10. Variable Interest Entities
The Company consolidates certain VIEs in which it is determined that the Company is the primary beneficiary as discussed in Note 2.
The Company holds variable interests in certain entities that are VIEs, which are not consolidated, as it is determined that the Company is not the primary beneficiary. The Company’s involvement with such entities is generally in the form of direct equity interests in, and fee arrangements with, the entities in which it also serves as the general partner or managing member. The Company evaluated its variable interests in the VIEs and determined it is not considered the primary beneficiary of the entities primarily because it does not have interests in the entities that could potentially be significant. No reconsideration events occurred during the year ended December 31, 2020 which caused a change in the Company’s consolidation conclusions. As of December 31, 2020, the total unfunded commitments from the limited partners and general partners to the unconsolidated VIEs are $32.8 million. These commitments are the primary source of financing for the unconsolidated VIEs.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)
10. Variable Interest Entities (cont.)
The following table sets forth certain information regarding the VIEs in which the Company holds a variable interest but does not consolidate. The assets recognized on the Company’s Consolidated Statements of Financial Condition related to the Company’s interests in and management, incentive fees and third party costs receivables from these non-consolidated VIEs and the Company’s maximum exposure to loss relating to non-consolidated VIEs as of December 31, 2020 and 2019 were as follows:

	As of December 31,
	2020	2019
Investments	$77,511	$77,927
Receivables	14,322	9,135
Maximum exposure to loss	$91,833	$87,062
The above table includes investments in VIEs which are owned by noncontrolling interest holders of approximately $77.4 million and $55.9 million as of December 31, 2020 and 2019, respectively.
11. Premises and Equipment
A summary of premises and equipment as of December 31, 2020 and 2019 is as follows:

	As of December 31,		Estimated Useful Lives
	2020	2019
Furniture, fixtures and leasehold improvements	$36,614	$35,656	3 – 7 years
Office equipment	994	967	5 years
Computer equipment and software	17,868	17,447	3 – 5 years
Aircraft	3,100	3,100	5 years
Premises and equipment, at cost	58,576	57,170
Accumulated depreciation and amortization	(50,706)	(48,299)
Premises and equipment, net	$7,870	$8,871
In August 2019, the Company acquired a 12.5% interest in an aircraft which is being amortized over five years.
Total depreciation and amortization expense related to premises and equipment of $2.3 million, $2.5 million and $3.9 million was recognized for the years ended December 31, 2020, 2019 and 2018, respectively.
12. Employee Compensation and Benefits
For the years ended December 31, 2020, 2019 and 2018, employee compensation and benefits consisted of the following:

	Year Ended December 31,
	2020	2019	2018
Cash-based employee compensation and benefits	$165,829	$169,862	$157,351
Partnership interest-based compensation	172,358	30,233	19,495
Carried interest compensation	34,260	38,842	31,780
Cash-based incentive fee related compensation	11,454	—	—
Other	4,564	4,030	1,788
Total employee compensation and benefits	$388,465	$242,967	$210,414
Partnership Interest in Holdings, Holdings II and Management LLC
Payments to the employees for partnership interest awards are made by Holdings, Holdings II and Management LLC. As a result, the Company records a non-cash profits interest compensation charge and an offsetting deemed contribution to

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)
12. Employee Compensation and Benefits (cont.)
stockholders' equity/partners’ and member’s capital (deficit) to reflect the payments made by the GCMH Equityholders. As the payments are made by Holdings, Holdings II and Management LLC the expense that is pushed down to GCMH and the offsetting deemed contribution are each attributed solely to noncontrolling interest in GCMH. Any liability related to the awards is recognized at Holdings, Holdings II or Management LLC as Holdings, Holdings II or Management LLC is the party responsible for satisfying the obligation, and is not shown in the Company’s consolidated financial statements. The Company has recorded deemed contributions to stockholders' equity/partners’ and member’s capital (deficit) from Holdings, Holdings II and Management LLC of approximately $172.4 million, $30.2 million and $19.5 million for the years ended December 31, 2020, 2019 and 2018, respectively, for partnership interested-based compensation expense which will ultimately be paid by Holdings, Holdings II or Management LLC.
The Company has modified awards to certain individuals upon their voluntary retirement or intention to retire as employees. These awards generally include a stated target amount that upon payment terminates the recipient’s rights to future distributions and allows for a lump sum buy-out of the awards, at the discretion of the managing member of Holdings, Holdings II, and Management LLC. The awards are accounted for as partnership interest-based compensation at the fair value of these expected future payments, in the period the employees accepted the offer. Partnership interest-based compensation expense of $46.9 million, $16.3 million and $0.0 million was recognized for the years ended December 31, 2020, 2019 and 2018, respectively, related to award modifications.
The liability associated with awards that contain a stated target has been retained by Holdings at December 31, 2020 and 2019, respectively, and is re-measured at each reporting date, with any corresponding changes in liability being reflected as compensation expense of the Company. Certain recipients had unvested stated target payments of $12.3 million and $6.9 million for the years ended December 31, 2019 and 2018, respectively, which has not been reflected as compensation expense by the Company. For the year ended December 31, 2020, the Company had no unvested stated target payments. The Company recognized partnership interest-based compensation expense of $125.5 million, $13.9 million and $16.8 million for the years ended December 31, 2020, 2019 and 2018, respectively, related to profits interest awards that are in substance profit-sharing arrangements.
The Company has determined that in-substance equity awards represent equity-based awards in accordance with stock-based compensation guidance. The Company records equity-based compensation expense over the requisite service period equal to the fair value at the grant date and the fair value is not remeasured unless the award is modified. In 2014, the Company granted equity awards that require a five year service period. Fair value of the awards was estimated as the pro rata interest in the fair value of GCMH on a non-marketable, minority basis. Valuation was determined using an average of the estimates of the fair value of equity calculated under an income approach and market approach. As a result, $2.7 million of partnership interest-based compensation expense has been recognized related to equity awards for the year ended December 31, 2018.
Other
Other consists of compensation expense related to deferred compensation programs and other awards that represent investments made in GCM Funds on behalf of the employees.
13. Debt
The table below summarizes the outstanding debt balance as of December 31, 2020 and 2019.

	As of December 31,
	2020	2019
Senior loan	$340,259	$431,454
Credit facility	—	25,000
Less debt issuance costs	(5,104)	(7,954)
Total debt	$335,155	$448,500

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)
13. Debt (cont.)
Maturities of debt for the next five years and thereafter are as follows:

Year Ended December 31,
2021	$—
2022	—
2023	—
2024	—
2025	340,259
Thereafter	—
Total	$340,259
Senior Loan
On January 2, 2014, the Company entered into a $460 million senior secured term loan facility (“Senior Loan”) due January 2, 2021, which was subsequently amended through a debt modification to extend approximately $281.6 million of aggregate principal amount of Senior Loan to a separate tranche with a maturity date of August 18, 2023 (the “2023 Term Loans”). The 2023 Term Loans had an interest rate for Eurodollar Rate Loans (“Euro Loans”) of 3% over LIBOR, subject to a 1.0% LIBOR floor. The remaining $133.0 million aggregate principal amount of original Senior Loan (“Initial Term Loans”) retained the same terms and maturity date.
On April 19, 2017, the Company completed another amendment to its Senior Loan primarily to prepay the outstanding $133.0 million of Initial Term Loans using available Partnership cash and through raising an incremental $90 million of 2023 Term Loans. Certain lenders were fully paid down and did not participate in the incremental 2023 Term Loans. The Company accounted for this portion of the prepayment as a debt extinguishment. The Company accounted for the amendment of the remaining portion of Initial Term Loans as debt modifications as the amendments were with the same lenders and the changes in terms did not cause the debt instruments to be considered “substantially different”.
On August 22, 2017, the Company amended its Senior Loan to raise an incremental $100.0 million of principal amount of 2023 Term Loans.
On March 29, 2018, the Company completed an amendment and extension of its Senior Loan to further extend the maturity. Approximately $466.2 million aggregate principal amount of Senior Loan was extended from a maturity date of August 18, 2023 to a maturity date of March 29, 2025, converting all of the outstanding 2023 Term Loans to “2025 Term Loans”. The 2025 Term Loans have an interest rate for Euro Loans of 2.75% over the LIBOR, subject to a 1.0% LIBOR floor. The Company accounted for the amendments of its Senior Loan as a debt modification as the amendments were with the same lenders and the changes in terms did not cause the debt instruments to be considered “substantially different”.
Effective August 22, 2017 through but not including March 31, 2018, quarterly principal payments of $1.2 million were required to be made toward the 2023 Term Loans. Effective March 29, 2018, quarterly principal payments of $1.2 million are required to be made toward the 2025 Term Loans beginning June 30, 2018 (less any reduction for prior or future voluntary or mandatory prepayments of principal).
For the year ended December 31, 2020, the Company offered lenders the sale proceeds from the Mosaic Transaction to make a prepayment on the principal of the outstanding Senior Loan in the amount of $91.2 million, which reduced the principal to $340.3 million as of December 31, 2020. As a result of the prepayment, the Company recorded an expense of $1.5 million related to the acceleration of deferred debt issuance costs, which is included within other income (expense) in the Consolidated Statements of Income.
In addition to the scheduled principal repayments, the Company was required to offer to make prepayments of Consolidated Excess Cash Flow (“Cash Flow Payments”) no later than five days following the date the quarterly financial statements are due if the leverage ratio exceeds 2.50x. The Cash Flow Payments were calculated as defined in the Senior Loan agreement based on a percentage of calculated excess cash. During the years ended December 31, 2019 and 2018, the Company made $7.3 million and $26.3 million, respectively, of Cash Flow Payments. As a result of the Cash Flow Payments made during the years ended December 31, 2019 and 2018, quarterly principal payments for the 2025 Term Loans were no longer required.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)
13. Debt (cont.)
As of December 31, 2020 and 2019, $340.3 million and $431.5 million of 2025 Term Loans were outstanding with weighted average interest rates of 3.98% and 4.45%, respectively.
Under the credit and guaranty agreement governing the terms of the Senior Loan, the Company must maintain certain leverage and interest coverage ratios. The credit and guaranty agreement also contains other covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur debt and restrict the Company and its subsidiaries ability to merge or consolidate, or sell or convey all or substantially all of the Company’s assets. As of December 31, 2020 and 2019, the Company was in compliance with all covenants.
GCMH Equityholders and IntermediateCo have executed a pledge agreement (“Pledge Agreement”) and security agreement (“Security Agreement”) with the lenders of the Senior Loan. Under the Pledge Agreement, GCMH Equityholders and IntermediateCo have agreed to secure the obligations under the Senior Loan by pledging its interests in GCMH as collateral against the repayment of the senior secured notes, and GCMH has agreed to secure the obligations under the Senior Loan by granting a security interest in and continuing lien on the collateral described in the Security Agreement. The Pledge Agreement and Security Agreement will remain in effect until such time as all obligations relating to the Senior Loan have been fulfilled.
Credit Facility
Concurrent with the issuance of the Senior Loan, the Company entered into a $50 million revolving credit facility (“Credit Facility”), with a maturity of January 2, 2019 and interest rate based on a spread over LIBOR, which was subsequently extended to March 29, 2023 through a series of debt modifications. Additionally, the Credit Facility carries an unused commitment fee that is paid quarterly.
On November 23, 2020, the Company repaid amounts drawn on the Credit Facility, resulting in no outstanding borrowings as of December 31, 2020.
Other
Certain subsidiaries of the Company agree to jointly and severally guarantee, as primary obligor and not merely as surety guarantee the obligations of their parent entity, GCMH.
Amortization of the deferred costs of approximately $1.3 million, $1.6 million and $1.7 million for the years ended December 31, 2020, 2019 and 2018, respectively, is included within interest expense in the Consolidated Statements of Income.
Based in part on quotes received from the administrative agent of the Senior Loan, the Company’s management estimates the fair value of the Senior Loan is approximately $342.0 million and $436.3 million as of December 31, 2020 and 2019, respectively. The Senior Loan is classified as a Level 2 liability within the fair value hierarchy.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)
14. Interest Rate Derivatives
The Company has entered into various derivative agreements with a financial institution to hedge interest rate risk related to its outstanding debt. As of December 31, 2020 and 2019, the Company had the following interest rate derivatives recorded as a derivative liability recorded within accrued expenses and other liabilities in the Consolidated Statements of Financial Condition:

			As of December 31, 2020
Derivative	Notional Amount	Fair Value as of December 31, 2020	Fixed Rate Paid	Floating Rate Received	Effective Date(3)	Maturity Date
Interest rate swap	$225,000	$(11,163)	2.48%	1 month LIBOR (1)	January 2020	February 2023
Interest rate swap	75,000	(4,654)	3.05%	1 month LIBOR (1)	January 2020	February 2023
Interest rate collar	300,000	(12,625)	3.70%	1 month LIBOR (2)	February 2023	February 2025
		$(28,442)
____________
(1)Floating rate received subject to a 0.00% Floor
(2)Floating rate received subject to a 2.45% Floor
(3)Represents the date at which the derivative is in effect and the Company is contractually required to begin payment of interest under the terms of the agreement.

			As of December 31, 2019
Derivative	Notional Amount	Fair Value as of December 31, 2019	Fixed Rate Paid	Floating Rate Received	Effective Date(4)	Maturity Date
Interest rate swap	$275,000	$(124)	2.33%	1 month LIBOR (1)	January 2014	January 2020
Interest rate swap	225,000	(6,159)	2.48%	1 month LIBOR (2)	January 2020	February 2023
Interest rate swap	75,000	(3,348)	3.05%	1 month LIBOR (2)	January 2020	February 2023
Interest rate collar	300,000	(5,359)	3.70%	1 month LIBOR (3)	February 2023	February 2025
		$(14,990)
____________
(1)Floating rate received subject to a 1.00% Floor
(2)Floating rate received subject to a 0.00% Floor
(3)Floating rate received subject to a 2.45% Floor
(4)Represents the date at which the derivative is in effect and the Company is contractually required to begin payment of interest under the terms of the agreement.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)
14. Interest Rate Derivatives (cont.)
A rollforward of the amounts in accumulated other comprehensive loss related to interest rate derivatives designated as cash flow hedges as follows:

	Year Ended December 31,
	2020	2019
Unrealized loss at beginning of period	$(6,933)	$(412)
Cumulative-effect adjustment from adoption of ASU 2017-12	650	—
Amount of loss recognized in other comprehensive income (loss)	(9,110)	(6,688)
Amount reclassified from accumulated other comprehensive loss to interest expense	4,230	167
Unrealized loss at end of period	(11,163)	(6,933)
Less: Loss attributable to noncontrolling interests in GCMH	(8,743)	—
Unrealized loss at end of period, net	$(2,420)	$(6,933)
The amount of gain (loss) related to interest rate contracts not designated as hedging instruments was recognized as follows:

	Year Ended December 31,
	2020	2019
Other income (expense)	$(8,572)	$(5,417)
On January 5, 2017, the Company entered into a forward-starting swap agreement (“3-Year Swap Agreement”) with a financial institution to hedge interest rate risk related to payments made during the extended maturity of the 2023 Term Loans that has a notional amount of $225.0 million. The 3-Year Swap Agreement has a 0.00% LIBOR floor whereas the 2023 Term Loans contain a 1.00% LIBOR floor. The swap was determined to be an effective cash flow hedge at inception using a regression analysis; however the mismatch in floor terms creates hedge ineffectiveness which prior to the adoption of ASU 2017-12 was reflected within other income (expense) in the Consolidated Statements of Income.
On May 18, 2018, the Company entered into a forward-starting swap agreement (“$75 million Swap Agreement”) with a financial institution to increase the amount of principal economically hedged during the term of the 3-Year Swap Agreement that has a notional amount of $75.0 million. The $75 million Swap Agreement has a 0.00% LIBOR floor whereas the 2023 Term Loans contain a 1.00% LIBOR floor. The swap did not qualify for hedge accounting at inception due to the floor rate mismatch and as a result, all changes in fair value of the $75 million Swap Agreement are reflected within other income (expense) in the Consolidated Statements of Income.
On May 18, 2018, the Company entered into a forward-starting interest rate collar (“Interest Rate Collar”) with a financial institution to economically hedge interest rate risk related to payments made during the extended maturity of the 2025 Term Loans that has a notional amount of $300 million. The Interest Rate Collar has a 0.00% LIBOR floor whereas the 2025 Term Loans contain a 1.00% LIBOR floor. The Interest Rate Collar did not qualify for hedge accounting at inception due to the floor rate mismatch and as a result, all changes in fair value of the Interest Rate Collar are reflected within other income (expense) in the Consolidated Statements of Income.
The fair values of the derivatives and interest rate collar are based on observable market inputs and represent the net amount required to terminate the positions, taking into consideration market rates and non-performance risk. Refer to Note 7 for further details.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

15. Accrued Expenses and Other Liabilities
A summary of accrued expenses and other liabilities as of December 31, 2020 and 2019 is as follows:

	As of December 31,
	2020	2019
Carried interest payable	$3,122	$4,422
Deferred revenue	10,033	12,443
Deferred rent	7,015	6,885
Clawback obligation	1,400	3,600
Derivative liability	28,442	14,990
Other liabilities	10,914	9,864
Total accrued expenses and other liabilities	$60,926	$52,204
16. Commitments and Contingencies
Leases
The Company has entered into operating lease agreements for office space. The Company leases office space in various countries around the world and maintains its headquarters in Chicago, Illinois, where it leases primary office space under a lease agreement expiring September 2026 with an option to terminate early between September 2022 to September 2023 subject to a termination fee. The leases contain rent escalation clauses based on increases in base rent, real estate taxes and operating expenses. The minimum annual lease commitments as of December 31, 2020 are as follows:

Year Ended December 31,
2021	$8,975
2022	8,323
2023	6,475
2024	2,941
2025	2,900
Thereafter	2,220
$31,834
Rental expense under operating lease agreements was approximately $7.3 million, $6.7 million and $5.9 million for the years ended December 31, 2020, 2019 and 2018, respectively, and is included within general, administrative and other in the Consolidated Statements of Income.
Commitments
The Company is required to pay a fixed management fee of $0.5 million per year for a five year period that commenced in 2019 pursuant to its 12.5% interest in an aircraft.
The Company had $81.8 million and $62.1 million of unfunded investment commitments as of December 31, 2020 and 2019, respectively, representing general partner capital funding commitments to several of the GCM Funds. As of December 31, 2020, $32.1 million received in the Mosaic Transaction is available to fund such commitments.
Litigation
In the normal course of business, the Company may enter into contracts that contain a number of representations and warranties, which may provide for general or specific indemnifications. The Company’s exposure under these contracts is not currently known, as any such exposure would be based on future claims, which could be made against the Company. The Company’s management is not currently aware of any such pending claims and based on its experience, the Company believes the risk of loss related to these arrangements to be remote.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)
16. Commitments and Contingencies (cont.)

From time to time, the Company is a defendant in various lawsuits related to its business. The Company’s management does not believe that the outcome of any current litigation will have a material effect on the Company’s consolidated financial condition or results of operations.
Off-Balance Sheet Risks
The Company may be exposed to a risk of loss by virtue of certain subsidiaries serving as the general partner of GCM Funds organized as limited partnerships. As general partner of a GCM Fund organized as a limited partnership, the Company’s subsidiaries that serve as the general partner have exposure to risk of loss is not limited to the amount of its investment in such GCM Fund. The Company cannot predict the amount of loss, if any, which may occur as a result of this exposure; however, historically, the Company has not incurred any significant losses and management believes the likelihood is remote that a material loss will occur.
17. Related Parties
In regard to the following related party disclosures, the Company’s management cannot be sure that such transactions or arrangements would be the same to the Company if the parties involved were unrelated and such differences could be material.
The Company provides certain employees partnership interest awards which are paid by Holdings, Holdings II and Management LLC. Refer to Note 12 for further details.
The Company has a sublease agreement with Holdings. Because the terms of the sublease are identical to the terms of the original lease, there is no impact to net income (loss) in the Consolidated Statements of Income or Consolidated Statements of Cash Flows.
The Company incurs certain costs, primarily related to accounting, client reporting, investment-decision making and treasury-related expenditures, for which it receives reimbursement from the GCM Funds in connection with its performance obligations to provide investment management services. Due from related parties in the Consolidated Statements of Financial Condition includes net receivables of approximately $11.2 million and $10.0 million as of December 31, 2020 and 2019, respectively, paid on behalf of affiliated entities that are reimbursable to the Company.
Our executive officers, senior professionals, and certain current and former employees and their families invest on a discretionary basis in GCM Funds, which are generally not subject to management fees and performance fees. As of December 31, 2020 and 2019, such investments and future commitments aggregated $426.7 million and $334.8 million, respectively.
Certain employees of the Company have an economic interest in an entity that is the owner and landlord of the building in which the principal headquarters of the Company are located.
GCMH held an investment of approximately $3.3 million as of December 31, 2019 in an entity in which the managing member is an affiliate of the managing member of Holdings. During 2020, the Company funded $1.0 million of capital contributions, and then GCMH transferred the investment to Holdings for approximately $4.3 million prior to the close of the Transaction as defined in Note 3. There was no gain or loss recorded upon the sale.
The Company utilizes the services of an insurance broker to procure insurance coverage, including its general commercial package policy, workers’ compensation and professional and management liability coverage for its directors and officers. Certain members of Holdings have an economic interest in, and relatives are employed by, the Company’s insurance broker.
From time to time, certain of the Company’s executive officers utilize a private business aircraft, including an aircraft wholly owned or controlled by members of Holdings. Additionally, the Company arranges for the use of the private business aircraft through a number of charter services, including entities predominantly or wholly owned or controlled by members of Holdings. The Company paid approximately $0.5 million, $3.7 million and $3.2 million for the years ended December 31, 2020, 2019 and 2018, respectively, to utilize aircraft and charter services wholly owned or controlled by members of Holdings, which is recorded within general, administrative and other expenses in the Consolidated Statements of Income.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)
17. Related Parties (cont.)

Prior to the Transaction, the Company paid for all direct and indirect expenses of GCMHGP LLC, including accounting and administrative expenses. GCMHGP LLC did not reimburse the Company for such expenses, which were immaterial to the Company.
18. Income Taxes
The provision (benefit) for income taxes for the years ended December 31, 2020, 2019 and 2018 consist of the following:

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$1,118	$—	$—
State and local	1,771	1,683	976
Foreign	988	635	419
Total current income taxes expense	$3,877	$2,318	$1,395
Deferred:
Federal	$937	$—	$—
State and local	(301)	—	—
Foreign	(7)	—	—
Total deferred income taxes expense	629	—	—
Total income tax expense	$4,506	$2,318	$1,395
A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2020	2019	2018
Statutory U.S. federal income tax rate	21%	21%	21%
State and local income taxes	(2)%	3%	1%
Impact of noncontrolling interests	(26)%	(5)%	(8)%
Income passed through to members	2%	(16)%	(13)%
Foreign income taxes	(1)%	1%	1%
Other	(1)%	—%	—%
Effective income tax rate	(7)%	4%	2%
Deferred tax assets and liabilities are recorded net within deferred tax assets, net in the Consolidated Statements of Financial Condition. Details of the Company’s deferred tax assets and liabilities are as follows:

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)
18. Income Taxes (cont.)

	As of December 31,
	2020	2019
Investment in GCMH	$103,587	$—
Loss and credit carryforwards	17	—
Intangibles and other	836	126
Total deferred tax assets (before valuation allowance)	104,440	126
Valuation allowance	(30,430)
Total deferred tax assets	$74,010	$126

Other	$(244)	$—
Total deferred tax liabilities	$(244)	$—

Deferred tax assets, net	$73,766	$126
GCMG’s sole material asset is its investment in GCMH, which is treated as a partnership for U.S. federal income tax purposes and for purposes of certain jurisdictional income taxes. GCMH’s net taxable income and any related tax credits are passed through to its partners and are included in the partners’ tax returns, even though such net taxable income or tax credits may not have actually been distributed. While GCMG consolidates GCMH for financial reporting purposes, GCMG will be taxed on its share of earnings of GCMH not attributed to the noncontrolling interest holders, which will continue to bear their share of income tax on allocable earnings of GCMH. The income tax burden on the earnings taxed to the noncontrolling interest holders is not reported by the Company in its consolidated financial statements under GAAP. As a result, the Company’s effective tax rate differs materially from the statutory rate. The primary factors impacting the effective tax are the allocation of tax benefit to noncontrolling interest as well as the income that was passed through to the partners prior to the Transaction as described in Note 3.
GCMG has recorded a valuation allowance of approximately $30.4 million related to its outside partnership basis of its investment in GCMH for the amount of the deferred tax asset that is not expected to be realized.
The Company analyzes its tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where it is required to file income tax returns, as well for all open tax years in these jurisdictions. As of December 31, 2020, the Company has examined all open tax years and major jurisdictions and determined there is no tax liability resulting from unrecognized tax benefits related to uncertain tax positions taken or expected to be taken in future tax returns. The Company is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits, if any, within income taxes in the Consolidated Statements of Income. Accrued interest and penalties, if any, would be included within accrued expenses and other liabilities in the Consolidated Statements of Financial Condition.
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of December 31, 2020, tax years for 2020, 2019, 2018 and 2017 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2020, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before 2017.
In connection with the Transaction, the Company recorded a deferred tax asset in the amount of $74.3 million, which is net of a valuation allowance of $28.2 million related to the portion of tax benefits that is not expected to be realized. Additionally, in connection with the Transaction and recording of the deferred tax asset, the Company recorded $60.1 million within payable to related parties pursuant to the tax receivable agreement in the Consolidated Statements of Financial Condition.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

19. Earnings (Loss) Per Share
The Company calculates earnings (loss) per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share is calculated by dividing net income attributable to GCMG by the weighted-average shares of common stock outstanding without the consideration for potential dilutive shares of common stock. Diluted earnings (loss) per share represents basic earnings (loss) per share adjusted to include the potentially dilutive effect of outstanding share option awards, non-vested share awards, common stock warrants, and performance shares. Diluted earnings (loss) per share is computed by dividing the net income by the weighted-average number of common share equivalents outstanding for the period determined using the treasury stock method and if-converted method, as applicable. During periods of net loss, diluted loss per share is equal to basic loss per share because the antidilutive effect of potential common shares is disregarded.
The Company analyzed the calculation of earnings (loss) per share for periods prior to the Transaction as described in Note 3, and determined that it resulted in values that would not be meaningful to the users of the consolidated financial statements. Therefore, earnings (loss) per share information has not been presented for periods prior to the Transaction on November 17, 2020. The basic and diluted earnings (loss) per share for the year ended December 31, 2020 represents only the period of November 17, 2020 to December 31, 2020.
The following is a reconciliation of basic and diluted earnings (loss) per share from continuing operations for the period November 17, 2020 through December 31, 2020:

November 17, 2020 through December 31, 2020
Numerator for earnings (loss) per share calculation:
Net income attributable to GCM Grosvenor Inc.	$7,507
Exchange of Partnership units	(98,929)
Net loss attributable to common stockholders, diluted	(91,422)

Denominator for earnings (loss) per share calculation:
Weighted-average shares, basic	39,984,515
Exchange of Partnership units	144,235,246
Weighted-average shares, diluted	184,219,761

Basic EPS
Net income attributable to common stockholders, basic	$7,507
Weighted-average shares, basic	39,984,515
Net income per share attributable to common stockholders, basic	$0.19

Diluted EPS
Net loss attributable to common stockholders, diluted	$(91,422)
Weighted-average shares, diluted	184,219,761
Net loss per share attributable to common stockholders, diluted	$(0.50)
Shares of the Company’s Class C common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings (loss) per share of Class C common stock under the two-class method has not been presented.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)
19. Earnings (Loss) Per Share (cont.)
The following outstanding potentially dilutive securities were excluded from the calculation of diluted earnings (loss) per share attributable to common stockholders because their impact would have been antidilutive for the period presented:

As of December 31, 2020
Redeemable warrants	22,973,567
20. Regulatory and Net Capital Requirements
As a registered broker-dealer, GRV Securities LLC (“GSLLC”), a wholly-owned subsidiary of the Company, is subject to the SEC’s Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, as defined, shall not exceed 15 to 1. GSLLC is required to maintain minimum net capital equal to the greater of $5 thousand or 6 2/3% of aggregate indebtedness, as defined.
At December 31, 2020, GSLLC had net capital, as defined under Rule 15c3-1, of $1,003 thousand and excess net capital of $988 thousand. The ratio of aggregate indebtedness to net capital was .22 to 1.
Although GSLLC does not claim exemption from the Rule 15c3‐3 of the Securities and Exchange Commission, it does not transact a business in securities with, or for, any person defined as a “customer” pursuant to Rule 17a‐5(c)(4) and does not carry margin accounts, credit balances, or securities for any person defined as a “customer” pursuant to Rule 17a‐5(c)(4).
As a registered securities firm in Japan and in accordance with the Securities and Exchange Law, GCM Investments Japan K.K. (“GIJKK”), a wholly-owned subsidiary of the Company, is subject to the capital adequacy rule of the Financial Services Agency. This rule requires the maintenance of a capital adequacy percentage, which is defined as the percentage of adjusted capital to a quantified total of business risk, of not less than 120%. Adjusted capital is defined as net worth (which includes shareholders’ equity, net unrealized gains and losses on securities held, reserves and subordinated debts) less illiquid assets. Under this rule, there are no restrictions on the operations of GIJKK provided that the resulting net capital adequacy percentage exceeds 120%. As of December 31, 2020, the capital adequacy percentage of GIJKK was 447.1%.
As a firm licensed to carry on the regulated activities of dealing in securities and advising in securities under the Securities and Futures Ordinance, GCM Investments Hong Kong Limited (“GCMHK”), a wholly-owned subsidiary of the Company, is required to maintain minimum liquid capital of HKD 3.0 million (approximately $387 thousand as of December 31, 2020). As of December 31, 2020, GCMHK had liquid capital of HKD 20.3 million (approximately $2.6 million).
21. Subsequent Events
Dividends
On January 4, 2021, the Company declared a quarterly dividend of $0.06 per share of Class A common stock to record holders at the close of business on March 1, 2021. The payment date will be March 15, 2021.
On February 25, 2021, the Company declared a quarterly dividend of $0.08 per share of Class A common stock to record holders at the close of business on June 1, 2021. The payment date will be June 15, 2021.
Credit Agreement Related
On February 24, 2021, the Company entered into an amended credit agreement (“Amended Credit Agreement”), which reduced the interest rate on the Senior Loan from 2.75% over LIBOR, subject to a 1.0% LIBOR floor, to 2.50% over LIBOR, subject to a 0.50% LIBOR floor. The Amended Credit Agreement extended the maturity dates of the Senior Loan from March 29, 2025 to February 24, 2028 and the Credit Facility from March 29, 2023 to February 24, 2026.
Concurrently with the effectiveness of the Amended Credit Agreement, the Company made a voluntary prepayment on the Senior Loan in an aggregate principal amount of $50.3 million.
On February 24, 2021, the Company terminated all outstanding derivative instruments, which consisted of the three interest rate derivatives disclosed in Note 14. On March 1, 2021, the Company entered into a new interest rate derivative with a

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)
21. Subsequent Events (Cont.)

notional balance of $232.0 million, fixed rate paid of 1.33%, floating rate received of 1 month LIBOR with a 0.50% floor, and a termination date of February 24, 2028, to hedge interest rate risks associated with the Amended Credit Agreement.
Restricted Stock Units
On March 1, 2021, the Company’s board of directors approved an initial transaction award of 4.8 million restricted stock units (“RSUs”). The majority of RSUs vest in three equal installments starting on March 1, 2021.
Related Party Transaction
On March 11, 2021, GCMH entered into an agreement to assign 50% of its 12.5% share interest in an aircraft to Holdings, for cash consideration of approximately $1.3 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.
Management’s annual report on internal control over financial reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Fred Pollock Amended Employment Agreement
On March 11, 2021, pursuant to the authority delegated to Mr. Sacks by the Board of Directors (the “Board”) of GCM Grosvenor Inc. (the “Company”), Mr. Sacks approved the Second Amendment to Amended and Restated Employment and Protective Covenants Agreement (the “Employment Agreement Amendment”), effective January 1, 2021 (the “Effective Date”), by and between Grosvenor Capital Management, L.P. (“GCMLP”) and Frederick E. Pollock. The Employment Agreement Amendment further amends Mr. Pollock’s employment agreement with GCMLP, dated October 1, 2017, as amended October 1, 2020 (the “Employment Agreement”). Except as expressly set forth herein, all other terms of the Employment Agreement remain unchanged and shall continue in full force and effect according to its terms.
Under the Employment Agreement Amendment, the notice period required to terminate the Employment Agreement without cause increased from 90 days’ to six months’ written notice.
Upon Mr. Pollock’s termination from GCMLP other than (i) for cause or (ii) due to his death or disability, Mr. Pollock is required to continue to engage with GCMLP for a two-year period as a consultant in exchange for a consulting fee at the annual rate of $250,000. The Employment Agreement Amendment provides that, if GCMLP or Mr. Pollock provide notice of termination on or after March 31, 2022, the consulting period will be reduced from two years to the expiration of the applicable Restricted Period (i.e., ranging from six months to one year, depending on the date of such notice, as described in the Employment Agreement Amendment).

In addition, the Employment Agreement Amendment provides entitlements to allocations of carried interests in certain managed funds. In the event that Mr. Pollock provides six months’ written notice of his resignation, all of Mr. Pollock’s unvested carried interest in one of our carried interest arrangements will be deemed 80% vested as of such termination date.
Mr. Pollock is entitled to a one-time grant of 750,000 restricted stock units of the Company, which represents the right to receive one share of the Company’s Class A common stock, subject to satisfaction of the vesting and other conditions to be set forth in a restricted stock unit grant agreement. The grant was made in March 2021 at the same time that annual grants were made to other GCMLP employees.
The Employment Agreement includes confidentiality, perpetual non-disparagement in favor of GCMLP and assignment of intellectual property provisions, as well as a one-year post-termination non-competition and a two-year post-termination non-interference and non-solicitation of employees, clients and marketing agent provisions, subject to reduction as set forth in the Employment Agreement Amendment, to the extent that Mr. Pollock provides six months’ written notice after specified dates.
Annual Meeting of Stockholders

The board of directors has established June 2, 2021 as the date of our 2021 annual meeting of stockholders.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table provides information regarding our executive officers and members of our board of directors (ages as of the date of this Annual Report on Form 10-K):

Name	Age	Position(s)
Michael Sacks	58	Chairman of the Board and Chief Executive Officer
Jonathan Levin	39	President and Director
Pamela Bentley	49	Chief Financial Officer
Frederick Pollock	41	Chief Investment Officer
Francis Idehen	42	Chief Operating Officer
Sandra Hurse	55	Chief Human Resources Officer
Angela Blanton	50	Director
Francesca Cornelli	58	Director
Stephen Malkin	59	Director
Blythe Masters	51	Director
Samuel C. Scott III	76	Lead Independent Director

Executive Officers
Michael Sacks. Mr. Sacks serves as the Chairman of our board of directors and our Chief Executive Officer. Mr. Sacks is also GCM Grosvenor’s Chief Executive Officer, having joined GCM Grosvenor in 1990 and soon after being named Chief Executive Officer in 1994. Under Mr. Sacks’ leadership, GCM Grosvenor grew from its position as an early participant in a cottage industry to its current position as one of the largest independent open architecture alternative asset platforms. Mr. Sacks is engaged civically serving on a number of nonprofit boards. He graduated from Tulane University with a B.S. in Economics and holds a general course certificate from the London School of Economics. In addition, Mr. Sacks holds an M.B.A. from the Kellogg Graduate School of Management at Northwestern University and a J.D. from Northwestern University’s Pritzker School of Law. Mr. Sacks is well qualified to serve on our board of directors because of his experience with GCM Grosvenor, including in his capacity as Chief Executive Officer.
Jonathan Levin. Mr. Levin serves as our President and as a member of our board of directors. Mr. Levin joined GCM Grosvenor in 2011 and became President in 2017. Mr. Levin also serves as Chair of the Global Investment Council and a member of the Private Equity, Real Estate and Infrastructure Investment Committee, the Labor Impact Fund Investment Committee, and the Strategic Investments Investment Committee of GCM Grosvenor. Prior to joining GCM Grosvenor, Mr. Levin was the Treasurer and Head of Investor Relations at Kohlberg Kravis Roberts & Co. (“KKR”), where he worked from

2004 to 2011, where he was responsible for managing KKR’s balance sheet investments, engaging with public investors and industry analysts, and leading strategic projects. Prior to his role as Treasurer and Head of Investor Relations, Mr. Levin worked in KKR’s private equity business and focused on investments in the financial services industry. Mr. Levin began his career as an Analyst in the private equity group of Bear Stearns. Mr. Levin holds an A.B. in Economics from Harvard College and is a member of the board of directors of the Ann & Robert H. Lurie Children’s Hospital of Chicago and the Museum of Contemporary Art Chicago. Mr. Levin is well qualified to serve on our board of directors because of his experience with GCM Grosvenor, including in his capacity as President, and his experience in the asset management industry.
Pamela Bentley. Ms. Bentley serves as the Chief Financial Officer. Ms. Bentley first joined the Company in October 2020 as Managing Director of Finance. Prior to joining the Company, Ms. Bentley spent 15 years with The Carlyle Group (“Carlyle”), a publicly traded global investment firm, where she served as Chief Accounting Officer and Managing Director since June 2014, and prior to that as Carlyle’s Global Corporate Controller since June 2005. In those roles, Ms. Bentley oversaw Carlyle’s global corporate reporting and accounting operations, corporate tax, valuation, treasury and fund accounting operations for Carlyle’s Private Equity and Real Assets investment funds. Ms. Bentley received her Bachelor of Business Administration from the University of Michigan – Stephen M. Ross School of Business and is a certified public accountant.
Frederick Pollock. Mr. Pollock serves as our Chief Investment Officer. Mr. Pollock joined GCM Grosvenor in 2015 and became Chief Investment Officer in 2019. Mr. Pollock also serves as Head of GCM Grosvenor’s Strategic Investments Group and on all of GCM Grosvenor’s Investment Committees, the Global Investment Council, the Diversity & Inclusion Governing Committee and the ESG Committee. Prior to joining GCM Grosvenor, Mr. Pollock had various roles at Morgan Stanley from 2006 to 2015, most recently within its merchant banking division, specializing in infrastructure investing, with responsibility for deal sourcing, due diligence, and management as a board member of various portfolio companies. Mr. Pollock helped form the infrastructure investment group at Morgan Stanley and to structure and raise capital for its initial funds. Prior to joining Morgan Stanley, Mr. Pollock worked at Deutsche Bank, where he made investments for the firm and on behalf of clients. He received his Bachelor of Science summa cum laude in Economics from the University of Nevada and his Juris Doctor magna cum laude from Harvard Law School.
Francis Idehen. Mr. Idehen serves as our Chief Operating Officer. Mr. Idehen joined GCM Grosvenor in 2017 as Chief Operating Officer. Mr. Idehen oversees GCM Grosvenor’s Client Group, with responsibility for business and product development, marketing and relationship management, and serves as a member of the firm’s Operations Committee, Labor Impact Fund Investment Committee, ESG Committee and as chair of the Diversity & Inclusion Governing Committee. Since 2019, Mr. Idehen has been a member of the board of directors of Essential Utilities, Inc. Prior to joining GCM Grosvenor, Mr. Idehen held senior roles at Exelon Corporation (“Exelon”) from 2011 to 2017, including Treasurer, Head of Investor Relations and Managing Director of Exelon’s Investment Office. During his tenure at Exelon, he was responsible for leading the Treasury organization, developing key strategic relationships with external sources of financing, implementing the Investor Relations program and leading and managing the Private Markets Investments Team. Previously, Mr. Idehen was a Senior Portfolio Manager at Intel Corporation (“Intel”) where he was responsible for developing investment policy and strategy, conducting due diligence and managing investment performance of public fixed income portfolios. Prior to working at Intel, Mr. Idehen held various positions at Lehman Brothers, J.P. Morgan Chase & Co., Streamline Capital, LLC, and Goldman Sachs & Co. Mr. Idehen received a Bachelor of Arts in Economics from Yale University and a Master of Business Administration from Harvard Business School.
Sandra Hurse. Ms. Hurse serves as our Chief Human Resources Officer. Ms. Hurse joined GCM Grosvenor as Chief Human Resources Officer in 2018. Ms. Hurse serves as a member of GCM Grosvenor’s ESG Committee and Diversity & Inclusion Governing Committee. Prior to joining GCM Grosvenor, Ms. Hurse held various positions at Bank of America from 2013 to 2018, most recently serving as Global Head of Human Resources for Corporate and Investment Banking. Previously, Ms. Hurse also held leadership roles in Talent Management and Talent Acquisition at Goldman Sachs & Co. from 2006 to 2013 and J.P. Morgan Chase & Co. from 1998 to 2006. She received a Bachelor of Business Administration in Finance from Bernard M. Baruch College and a Master of Business Administration in Marketing from the University of Michigan. Ms. Hurse serves as a Board Member for the Harlem School of the Arts, the Council for Urban Professionals and the Thurgood Marshall College Fund, where she is a member of the finance committee.
Directors
Angela Blanton. Ms. Blanton serves on our board of directors and has served as Carnegie Mellon University’s vice president for Finance and chief financial officer since 2017 after serving as interim vice president and chief financial officer in 2016. Ms. Blanton has over 20 years of experience spanning finance, project management and engineering disciplines within the higher education, financial services and manufacturing industries. Prior to joining Carnegie Mellon, Ms. Blanton was chief financial officer for PNC Investments Brokerage from February 2015 to December 2015. Ms. Blanton serves on the boards of

Pittsburgh Public Theater, where she serves as the Chair of the Education and Community Engagement Committee, Leadership Pittsburgh Inc., Family House, Pittsburgh Women’s Alliance and Strong Women Strong Girls. Ms. Blanton received a bachelor of science in electrical engineering from the University of Michigan and her MBA from the Tepper School of Business at Carnegie Mellon University. We believe Ms. Blanton is well qualified to serve on our board of directors because of her experience as a chief financial officer and in the financial services industry.
Francesca Cornelli. Dr. Cornelli serves on our board of directors and is the dean of Northwestern University’s Kellogg School of Management, a position she has held since August 1, 2019. She is also a professor of finance and holds the Donald P. Jacobs Chair in Finance. Prior to that, she was a professor of finance and deputy dean at London Business School from 1994 to 2019. Dr. Cornelli’s research interests include corporate governance, private equity, privatization, bankruptcy, IPOs and innovation policy. She has been an editor of the Review of Financial Studies and previously served on the board of editors of the Review of Economic Studies and as an associate editor at the Journal of Finance. She is a research fellow at the Center for Economic and Policy Research, and previously served as a director of the American Finance Association. Dr. Cornelli has previously taught at the Wharton School of the University of Pennsylvania, the Fuqua School of Business at Duke University, The London School of Economics, the Indian School of Business in Hyderabad and the New Economic School in Moscow. She has also served as an independent board member of several global corporations, including Banca Intesa SanPaolo from 2016 to 2019, Telecom Italia from 2014 to 2018, American Finance Association from 2013 to 2016, and Swiss Re International and Swiss Re Holdings from 2013 to 2019. In January 2016 she helped create and became a board member of AFFECT, a committee of the American Finance Association designed to promote the advancement of women academics in the field of finance. We believe Dr. Cornelli is qualified to serve on our board due to her experience as an academic in finance and governance, and her experience on boards of directors of other companies.
Stephen Malkin. Mr. Malkin serves on our board of directors and is President of Ranger Capital Corporation, a position he has held continuously since departing from his position as a senior executive of GCM Grosvenor in 2005. Mr. Malkin was associated with GCM Grosvenor from 1992 through 2005, during most of which time he served on GCM Grosvenor’s Management Committee and shared management responsibilities with Mr. Sacks. Mr. Malkin was also a member of GCM Grosvenor’s Absolute Return Strategies Investment Committee and shared responsibility for portfolio management as well as the evaluation, selection, and monitoring of various Absolute Return Strategies investments. Prior to his role with GCM Grosvenor, from 1988 through 1991, Mr. Malkin worked in various management positions for JMB Realty Corporation, focusing on non-real estate corporate acquisition opportunities. From 1983 to 1986, Mr. Malkin was an analyst with Salomon Brothers Inc. in Chicago and Tokyo. He received a B.B.A. from the University of Michigan and an M.B.A. in Finance from the Wharton School of the University of Pennsylvania. We believe Mr. Malkin is well qualified to serve on our board of directors because of his management and investment experience with GCM Grosvenor, including as a former GCM Grosvenor Management Committee member and Absolute Return Strategies Investment Committee member, and his experience as an investment professional with over 35 years’ experience.
Blythe Masters. Ms. Masters serves on our board of directors and is an experienced financial services and technology executive and currently an Industry Partner at the private equity and venture capital firm Motive Partners. From March 2015 until December 2018, she was the chief executive officer of Digital Asset. Ms. Masters was previously a senior executive at J.P. Morgan, which she left in 2014 following the sale of the physical commodities business that she built. Ms. Masters was a member of the Corporate & Investment Bank Operating Committee and the firm’s Executive Committee. Positions at J.P. Morgan included Head of Global Commodities, Head of Corporate & Investment Bank Regulatory Affairs, CFO of the Investment Bank, Head of Global Credit Portfolio and Credit Policy & Strategy, Head of North American Structured Credit Products, Co-Head of Asset Backed Securitization and Head of Global Credit Derivatives Marketing. Ms. Masters has held a number of board positions throughout her career. She currently serves on the boards of directors of Phunware, Inc., including its audit committee, and of AP Moeller Maersk, including its technology and innovation committee. She previously served on the board of directors of Santander Consumer USA Holdings from June 2015 to July 2016. She is the former chairperson of the Global Financial Markets Association (GFMA), having served on this board from 2009 to 2014, and served as chairperson on the board of the Securities Industry and Financial Markets Association from 2004 to 2014. From 2013 to 2019, Ms. Masters was a board member of the Breast Cancer Research Foundation and has served on the board of the Global Fund for Women since 2013. She is also the former chairperson of the Greater New York City affiliate of Susan G. Komen where she served on the board from 2006 to 2012. Ms. Masters has a B.A. in economics from the University of Cambridge. We believe Ms. Masters is qualified to serve on our board of directors due to her expertise in the financing and banking sector and her experience on boards of directors of other companies.
Samuel C. Scott III. Mr. Scott serves on our board of directors and has served on the board of directors of BNY Mellon since 2003, where he currently serves as a member of its Audit Committee, its Human Resources and Compensation Committee and is the chairperson of its Corporate Governance, Nominating & Social Responsibility Committee. Prior to his retirement in 2009, Mr. Scott served as Chairman, since 2001, Chief Executive Officer, since 2001, and President and Chief

Operating Officer, since 1997, of Corn Products International, Inc., a leading global ingredients solutions provider now known as Ingredion Incorporated. Mr. Scott previously served as President of CPC International’s Corn Refining division from 1995 to 1997 and President of American Corn Refining from 1989 to 1997. In addition to his public board service, Mr. Scott also serves on the board of The Chicago Council on Global Affairs, the Board of Trustees of the Ringling College of Art and Design, the board of the Northwestern Medical Group and the board of the American Business Immigration Coalition. Mr. Scott served on the board of Motorola Solutions, Inc. from 1993 until 2019 and was its lead director from 2015 to 2019. Mr. Scott also served on the board of Abbott Laboratories from 2007 until 2020. Mr. Scott received both a Bachelor of Science degree and a Master in Business Administration degree from Fairleigh Dickinson University. We believe Mr. Scott is qualified to serve on our board of directors due to his experience as an executive and on boards of directors of other companies.
Family Relationships
There are no family relationships among any of our executive officers or directors.
Code of Business Conduct and Ethics
We have a written Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is posted on our website, www.gcmgrosvenor.com. In addition, we intend to post on our website all disclosures that are required by law or Nasdaq Stock Market (“Nasdaq”) rules concerning any amendments to, or waivers from, any provision of our Code of Business Conduct and Ethics. The information contained on our website is not incorporated by reference into this Annual Report on Form 10‑K.
Governance Documents
We believe that good corporate governance is important to ensure that GCM is managed for the long-term benefit of our stockholders. Our Board will periodically review and reassess our Governance Guidelines, other governance documents and overall governance structure. Complete copies of our audit committee charter, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics are available on our website at https://gcmgrosvenor.com/corporategovernance, or by writing to our Secretary at our offices at 900 North Michigan Avenue, Suite 1100, Chicago, Illinois 60611.
Board Composition
The current authorized number of directors is seven. Our amended and restated certificate of incorporation provides that, subject to the rights of holders of any series of our preferred stock to elect additional directors, the authorized number of directors shall be not less than three (3) and shall be not more than twenty (20), with the then authorized number of directors being fixed from time to time by the Board. Each of our directors stands for election every year.
Board Committees
Our board of directors has an audit committee. From time to time, special committees may be established under the direction of our board of directors when necessary to address specific issues. The audit committee charter is available on our website at https://gcmgrosvenor.com/corporategovernance.
Audit Committee and Audit Committee Financial Expert
We have a separately-designated standing audit committee (“Audit Committee”) that consists of Angela Blanton, Francesca Cornelli, Blythe Masters and Samuel C. Scott III. Our board of directors has determined that all members of the audit committee (Ms. Blanton, Dr. Cornelli, Ms. Masters and Mr. Scott) are independent directors under the Nasdaq rules and the additional independence standards applicable to audit committee members established pursuant to Rule 10A-3 under the Exchange Act. Our board of directors has also determined that all members of the Audit Committee meet the requirements for financial literacy under the applicable Nasdaq rules. In addition, each of Ms. Blanton, Dr. Cornelli and Ms. Masters qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.
ITEM 11. EXECUTIVE COMPENSATION
In 2020, our “named executive officers” and their positions were as follows:

•Michael J. Sacks, Chief Executive Officer and Chairman;
•Jonathan R. Levin, President;
•Sandra Hurse, Managing Director, Chief Human Resources Officer;
•Francis Idehen, Managing Director, Chief Operating Officer; and
•Frederick Pollock, Managing Director, Chief Investment Officer.
Summary Compensation Table
The following table sets forth information concerning the compensation of our named executive officers for our fiscal years ended December 31, 2020 and December 31, 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)		All Other Compensation ($)		Total ($)
Michael J. Sacks	2020	3,700,000	—		282,540	(1)	3,982,540
Chief Executive Officer and Chairman	2019	3,585,000	—		2,776,545		6,361,545
Jonathan R. Levin	2020	500,000	861,957	(2)	25,097,954	(3)	26,459,911
President	2019	500,000	1,600,000		7,183,700		9,283,700
Sandra Hurse	2020	500,000	1,702,147	(4)	757,511	(5)	2,959,658
Managing Director, Chief Human Resources Officer	2019	500,000	860,000		47,081		1,407,081
Francis Idehen	2020	500,000	2,393,577	(6)	1,105,266	(7)	3,998,843
Managing Director, Chief Operating Officer	2019	500,000	1,283,333		99,695		1,883,028
Frederick Pollock	2020	500,000	1,687,500	(8)	11,650,523	(9)	13,838,023
Managing Director, Chief Investment Officer	2019	500,000	1,533,333		2,718,810		4,752,143
____________
(1)    Amount represents $282,540 reflecting the aggregate incremental cost to the company of providing the executive with access to non-commercial air travel for personal purposes. In 2019, the total amount included the cost for season tickets to events at certain local stadiums and arenas that were sometimes made available to our employees, including our named executive officers, for personal use.
(2)    Amount represents (i) $729,167 as an annual bonus for 2020, the amount of which is determined in the sole discretion of GCMLP, (ii) $50,000 as the portion of a $150,000 award granted to Mr. Levin in 2017 under the GCM Grosvenor 2017 Asset Pool Award Plan that vested in 2020, and $50,000 as the portion of a $150,000 award granted to Mr. Levin in 2018 under the GCM Grosvenor 2018 Asset Pool Award Plan, that vested in 2020, both of which are described in more detail below and (iii) $32,790 as the portion of a $150,000 award (and associated earnings calculated through December 31, 2019, with respect to such award) granted to Mr. Levin in 2019 under the 2019 Deferred Compensation Plan that vested in 2020, described in more detail below.
(3)    Amount includes (i) company 401(k) contributions of $4,875, (ii) $294,649 reflecting the aggregate incremental cost to the company of providing the executive with access to non-commercial air travel for personal purposes, (iii) $17,949 in long-term disability insurance premiums in 2020, as described in more detail below, (iv) $7,529 as a tax gross-up payment to make the executive whole for income taxes recognized on the company long-term disability insurance premiums, as described in more detail below and (v) $1,602,952 in distributions received in 2020 under our carried interest arrangements, which are described in more detail below. Mr. Levin holds a membership interest in Holdings, which entitles him to a fixed portion (a “minimum allocable share”) of all profits distributed by Holdings to its members. In 2020, Mr. Levin’s “target amount” (described in more detail below) increased by $16,250,000, which is included in this column. In 2020, Mr. Levin received $6,920,000 of discretionary cash distributions of profits received in respect of his membership interest in Holdings, which figure is also reflected in this column. In 2019, the total amount included the cost for season tickets to events at certain local stadiums and arenas that were sometimes made available to our employees, including our named executive officers, for personal use.
(4)    Amount represents (i) $1,508,427 as the annual bonus for 2020, the amount of which is determined in the sole discretion of GCMLP, but which in 2020 could not be less than $300,000 under Ms. Hurse’s employment agreement, (ii) $150,000 as an installment of a sign-on bonus, described more fully below and (iii) $43,720 as the portion of a $200,000 award (and associated earnings calculated through December 31, 2019, with respect to such award) granted to Ms. Hurse in 2019 under the 2019 Deferred Compensation Plan that vested in 2020, described in more detail below.
(5)    Amount represents (i) company 401(k) contributions of $5,581 and (ii) $751,930 of cash distributions of profits received in 2020 in respect of Ms. Hurse’s membership interest in Holdings and Management LLC. In 2019, the total amount included the cost for season tickets to events at certain local stadiums and arenas that were sometimes made available to our employees, including our named executive officers, for personal use.

(6)    Amount represents (i) $1,988,927 as an annual bonus for 2020, the amount of which is determined in the sole discretion of GCMLP, (ii) $300,000 as an installment of a sign-on bonus, described more fully below, (iii) $50,000 as the portion of a $150,000 award granted to Mr. Idehen in 2018 under the GCM Grosvenor 2018 Asset Pool Award Plan, that vested in 2020, described in more detail below and (iv) $54,650 as the portion of a $250,000 award (and associated earnings calculated through December 31, 2019, with respect to such award) granted to Mr. Idehen in 2019 under the 2019 Deferred Compensation Plan that vested in 2020, described in more detail below.
(7)    Amount represents (i) company 401(k) contributions of $4,875, (ii) $58,061 reflecting the aggregate incremental cost to the company of providing the executive with access to non-commercial air travel for personal purposes and (iii) $1,042,330 of discretionary cash distributions of profits received in 2020 respect of Mr. Idehen’s membership interests in Holdings and Management LLC. In 2019, the total amount included the cost for season tickets to events at certain local stadiums and arenas that were sometimes made available to our employees, including our named executive officers, for personal use.
(8)    Amount represents (i) $1,654,167 as an annual bonus for 2020, the amount of which is determined in the sole discretion of GCMLP and (ii) $33,333 as the portion of a $100,000 award granted to Mr. Pollock in 2017 under the GCM Grosvenor 2017 Asset Pool Award Plan, that vested in 2020, described in more detail below.
(9)    Amount includes (i) company 401(k) contributions of $4,875, (ii) $62,898 reflecting the aggregate incremental cost to the company of providing the executive with access to non-commercial air travel for personal purposes and (iii) $982,750 in cash bonus earned in 2020 calculated by reference to our incentive compensation earned from GCM Grosvenor Special Opportunities Fund, L.P., which is described in more detail below. Mr. Pollock holds a membership interest in Holdings, which entitles him to a fixed portion (a “minimum allocable share”) of all profits distributed by Holdings to its members. In 2020, Mr. Pollock’s target amount (described in more detail below) increased by $10,000,000, which is included in this column. In addition to the fixed portion of his profits distribution from Holdings, for 2020 Mr. Pollock received $600,000 of discretionary cash distributions of profits received in respect of Mr. Pollock’s membership interests in Holdings, which figure is also reflected in this column. In 2019, the total amount included the cost for season tickets to events at certain local stadiums and arenas that were sometimes made available to our employees, including our named executive officers, for personal use.
Salaries
Each of our named executive officers is entitled to receive a base salary under their respective employment agreements, the terms of which are summarized below. The base salaries compensate our named executive officers for services rendered to us and GCMLP. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. The actual base salaries paid to each named executive officer for 2020 and 2019 are set forth above in the Summary Compensation Table in the column entitled “Salary”.
Bonuses
Mr. Sacks was not paid a bonus for his services in 2020 or 2019. Under their employment agreements, Messrs. Levin, Pollock and Idehen and Ms. Hurse are entitled to receive annual bonuses, each of which is determined in the sole discretion of GCMLP. For 2020, Ms. Hurse was entitled to a minimum annual bonus of $300,000. For 2021 and beyond, Ms. Hurse’s bonus will be fully discretionary. The actual annual cash bonuses awarded to each named executive officer for 2020 performance are set forth above in the Summary Compensation Table in the column entitled “Bonus”.
Equity Compensation
We currently maintain the GCM Grosvenor Inc. 2020 Incentive Award Plan, in order to facilitate the grant of cash and equity incentives to directors, employees (including our named executive officers), and consultants of our company and certain of its affiliates and to enable our company and certain of its affiliates to obtain and retain services of these individuals, which is essential to our long-term success. We did not grant any awards, including any to our named executive officers, under the GCM Grosvenor Inc. 2020 Incentive Award Plan in 2020. The maximum number of shares of common stock reserved under the GCM Grosvenor Inc. 2020 Incentive Award Plan is 26,307,158.
Grosvenor Opportunistic Credit Fund Bonus
Messrs. Levin and Pollock have the right to receive a bonus if GCMLP receives performance fees from GCM Grosvenor Opportunistic Credit Fund IV, Ltd., GCM Grosvenor Opportunistic Credit Master Fund IV, Ltd., and GCM Principal SPV, Ltd. — Class B. Mr. Levin has a right to receive a bonus if GCMLP receives performance fees from GCM Grosvenor Opportunistic Credit Fund III, Ltd., GCM Grosvenor Opportunistic Credit Master Fund III, Ltd., Grosvenor Opportunistic Credit Fund III (TI), L.P., and Grosvenor Opportunistic Credit Master Fund III (TI), L.P. Bonus amounts are calculated as the product of a stated award percentage (as set forth in individual award letters) and the incentive compensation earned by GCMLP from the funds set forth above. Our executives must be employed on the date the cash bonus is paid in order to receive a bonus under these arrangements. None of our executives received any bonuses with respect to these arrangements in 2020.
Deferred Compensation Plans

GCMLP, GCM Customized Fund Investment Group, L.P. and their affiliates sponsor a deferred compensation plan under which employees, including the named executive officers, may be selected to receive a bonus (or to have a portion of their annual bonus deferred) under the provisions of the plan. Under the plan, unless an employee’s individual award agreement provides otherwise, bonuses will vest 20% per year over five years (or in full upon death or disability) and will be credited with gains and losses commensurate with (i) the cumulative return on investments made by GCMH in select investment strategies managed by GCMLP, GCM Customized Fund Investment Group, L.P. and their affiliates, excluding carried interest arrangements, (ii) such other investment fund, benchmark or index reasonably determined from time to time by the company or (iii) as otherwise described in an award agreement. Awards are paid out in ten installments, in accordance with the following schedule: (i) 5% on the first May 31 following the anniversary of the bonus vesting commencement date, (ii) 5% on each of the next three anniversaries thereof, (iii) 10% on the next two anniversaries thereof, and (iv) 15% on the next four anniversaries thereof. These percentages are applied to the entire award, including all earnings with which it is then credited, and not just to the vested portion of the award.
Perks and Other Personal Benefits
Non-Commercial Air Travel
In 2020, Mr. Sacks was entitled to use non-commercial air travel services, including the aircraft owned by Holdings, when traveling on business or otherwise. Pursuant to his employment agreement with the Company, Mr. Levin may use non-commercial air travel services, including the aircraft owned by a subsidiary of Holdings, when traveling on business or otherwise, up to an aggregate maximum of $300,000 in 2020. The dollar amount of such use is calculated in accordance with company policies and procedures. In 2020, the Company allowed Messrs. Idehen and Pollock to use the aircraft for personal purposes. The aggregate incremental cost to the company of such personal use by the named executive officers in 2020 was $698,148. Please see the section entitled “Certain Relationships and Related Person Transactions — Firm Use of Private Aircraft” for more information.
Carried Interest
Messrs. Levin, Pollock, and Idehen and Ms. Hurse participate in our carried interest arrangements and are entitled to specified percentages (the “carried interest sharing percentages”) of distributions of carried interest from the tranche(s) set forth in such officer’s carried interest award agreements. These awards generally vest over a multi-year period and may be subject to reduction or forfeiture under certain circumstances, as described below under “Termination Payments and Benefits”. Mr. Levin received cash distributions in respect of his carried interest awards for fiscal year 2020, the amounts of which are set forth in the All Other Compensation column of the Summary Compensation table, above, and the accompanying footnote. Carried interest allocations are subject to clawback in certain situations.
Carry-Based Bonus
Mr. Pollock’s employment agreement provides that Mr. Pollock is entitled to a cash bonus calculated as a percentage of the incentive compensation or carried interest of GCM Grosvenor Special Opportunities Fund, L.P. Any such cash bonus will be paid within 90 days following receipt of the incentive compensation or carried interest by GCMLP. In 2019, Mr. Pollock did not receive any cash bonus under this provision of his employment agreement. For 2020, the amount Mr. Pollock received is included in the Summary Compensation Table, above.
Profit-Sharing Partnerships
Holdings
All of the named executive officers (or their estate planning vehicles) hold membership interests in Holdings. The membership interests held by Mr. Sacks entitles him to a fixed portion of all profits distributed by Holdings to its members and to a fixed portion of proceeds from any capital transaction. The membership interests held by (i) Messrs. Levin and Pollock entitle them to a fixed portion of all profits distributed by Holdings to its members and to additional distributions if and in amounts determined by the managing member of Holdings in its sole discretion and (ii) Mr. Idehen and Ms. Hurse entitle them to distributions if and in amounts determined by the managing member of Holdings in its sole discretion. Prior to May 27, 2019, Mr. Idehen’s membership interests in Holdings gave him the right to a fixed portion of profits distributed by Holdings to its members, but this provision has lapsed.
For Messrs. Levin and Pollock, upon the effective date of the officer’s termination of employment pursuant to their respective employment agreements, the officer shall receive a predetermined fixed portion of all profits distributed as outlined in their membership interests until such post-termination distributions, together with any capital contributions, aggregate to a

“target amount” that is set forth in each officer’s participation certificate. The target amount may be reduced prior to the officer’s termination of employment by certain other distributions that the managing member determines from time to time in its sole discretion are qualified to reduce the target amount, and is increased after the officer’s termination of employment on an annual basis by a percentage of the remaining target amount. Once the target amount has been reached, the officer’s right to share in any future distributions ceases.
For Messrs. Levin, Idehen and Pollock and Ms. Hurse, the discretionary portion of the profits for 2019 and 2020 is set forth in the All Other Compensation column of the Summary Compensation Table above.
For so long as the officers are members of Holdings L.L.C., and for certain periods after their withdrawal as members, they are subject to restrictive covenants prohibiting disclosure of our confidential information, disparaging our business, and, for two years after withdrawal, from competing with our business or soliciting our clients or employees, subject to exceptions for actions taken in the performance of their duties to us or in connection with the investment or management of the officer’s or his family’s assets (or assets belonging to other members and their affiliates and certain charitable, non-profit and government organizations).
For Mr. Levin, Holdings has agreed to pay premiums associated with the purchase of life and long-term disability insurance policies. The life insurance policy provides a death benefit of not less than $25,000,000, and the long-term disability insurance policy provides a benefit of $10,000,000. If a benefit is paid to Mr. Levin (or his estate, as applicable) under either policy, the value of the benefit reduces the target amount of Mr. Levin’s membership interest in Holdings, as described in more detail above. In addition, Mr. Levin is entitled to receive a gross-up payment to make him whole for any income taxes imposed by virtue of these Holdings-paid insurance premiums. In 2020, the amounts of the long-term disability insurance premiums were $17,949 and the amount of the tax gross-up was $7,529. In 2019, the target amount associated with his membership interest was increased by $3,750,000. On January 1, 2020, the target amount associated with his membership interest was increased by an additional $16,250,000, and on January 1, 2021, the target amount will increase by an additional $12,500,000.
For Mr. Pollock, the target amount associated with his membership interest was increased by an additional $2,500,000 in 2019 and by an additional $10,000,000 in 2020. In addition, Mr. Pollock may be entitled to additional distributions in excess of the fixed portion of profits distributed by Holdings with respect to each of fiscal year 2021 and 2022. On January 1, 2022, the target amount associated with his membership interest will increase by an additional $6,250,000, and on January 1, 2023, the target amount will increase by an additional $6,250,000.
Management LLC
Mr. Idehen and Ms. Hurse each hold membership interests in Management LLC, directly or through their estate planning vehicles, which entitle them to a portion of all profits distributed by Management LLC to its members, but not to proceeds from any capital transaction. The portion is determined by the managing member of Management LLC in its sole discretion. The distributions received by Mr. Idehen and Ms. Hurse in 2019 and 2020 are set forth in the All Other Compensation column of the Summary Compensation Table above.
For so long as the officers are members of Management LLC, and for certain periods after their withdrawal as members, the executives are subject to restrictive covenants prohibiting disclosure of our confidential information, disparaging our business, and, for two years after withdrawal, from competing with our business or soliciting our clients or employees, subject to exceptions for actions taken in the performance of their duties to us or in connection with the investment or management of the officer’s or his or her family’s assets (or assets belonging to other members and their affiliates).
Asset Pool Awards
The company maintains Asset Pool Award Plans, in which certain of our named executive officers participate. Awards issued under the 2017 and 2018 Asset Pool Award Plans are cash-denominated and vest ratably over a three year period, subject to the executive’s continued employment through the vesting date. At the conclusion of the three-year vesting period, awards are settled, net of any applicable tax withholdings, in fully vested equity interests in certain specified investment funds managed by GCMLP. In 2017, Messrs. Levin and Pollock were granted an awards of $150,000 and $100,000, respectively, under the GCM Grosvenor 2017 Asset Pool Award Plan. The award is scheduled to vest in equal installments over a three year period, subject to the officer’s continued employment on the vesting date. In 2018, each of Messrs. Levin and Idehen were granted an award of $150,000 under the GCM Grosvenor 2018 Asset Pool Award Plan. The award is scheduled to vest in equal $50,000 installments over a three year period, subject to the officer’s continued employment on the vesting date. In both 2020 and 2019, each of Messrs. Levin, Pollock and Idehen vested in $100,000, $33,333 and $50,000 respectively.
Employment Agreements

Michael Sacks. On October 26, 2007, GCMLP entered into an employment agreement with Mr. Sacks that was subsequently amended on October 5, 2017 and on August 2, 2020. For purposes of the description of Mr. Sacks’ employment terms on any specified date, we refer to his employment agreement, as amended through such date, as Mr. Sacks’ employment agreement. Mr. Sacks’ employment agreement provides that Mr. Sacks shall serve as Chairman and Chief Executive Officer. The term of Mr. Sacks’ employment under his employment agreement will terminate upon the earliest to occur of the following events: Mr. Sacks’ death or disability (as defined in the employment agreement), termination by GCMLP for cause, or without cause following the “sunset date”, (each as defined in the employment agreement), or Mr. Sacks’ resignation.
Mr. Sacks’ employment agreement provides for an annual base salary of $3,700,000 (applicable beginning January 1, 2020), multiplied by an escalation percentage, which is the product of 100% and a fraction, the numerator of which is the Consumer Price Index — All Urban Consumers and the denominator is such Consumer Price Index on the first day of calendar year 2020. The actual amount of Mr. Sacks’ annual base salary in 2020 was $3,700,000 and in 2019 was $3,585,000. Mr. Sacks’ employment agreement further provides that Mr. Sacks is eligible to participate in all employee benefit programs, on at least as favorable a basis as any other member of senior management. Mr. Sacks’ employment agreement provides for the utilization of non-commercial air travel services, for personal travel up to an aggregate maximum of $1,500,000 in any one calendar year, multiplied by the escalation percentage described above.
Jonathan Levin. On May 9, 2011, GCMLP entered into an employment agreement with Mr. Levin, which was subsequently amended on July 29, 2020. For purposes of the description of Mr. Levin’s employment terms on any specified date, we refer to his employment agreement, as amended through such date, as Mr. Levin’s employment agreement. The initial term of Mr. Levin’s employment agreement was two years but, after such term expires, the agreement automatically remains in place until the earliest to occur of the following events: Mr. Levin’s death or disability (as defined in the employment agreement), termination by GCMLP for cause (as defined in the employment agreement), or with 90 days’ written notice by either party.
Mr. Levin’s employment agreement provided for an initial base salary of $500,000. The actual amount of Mr. Levin’s annual base salary in 2020 and 2019 was $500,000. Pursuant to the employment agreement, Mr. Levin is eligible to receive a discretionary cash bonus; the amount of Mr. Levin’s discretionary bonus payment was $729,167 in 2020 and $1,500,000 in 2019. Mr. Levin’s employment agreement further provides that he is eligible to participate in all employee benefit programs maintained by GCMLP and to basic medical insurance or coverage. Mr. Levin’s employment agreement provides for the utilization of non-commercial air travel services, for personal travel up to an aggregate maximum of $300,000 in any one calendar year, multiplied by the escalation percentage described above.
Frederick Pollock. On October 1, 2017, GCMLP entered into an amended and restated employment agreement with Mr. Pollock, which was subsequently amended on October 1, 2020 and March 11, 2021. Mr. Pollock’s employment agreement provides that Mr. Pollock shall serve as Managing Director. He currently also holds the title of Chief Investment Officer. The initial term of Mr. Pollock’s employment agreement is October 1, 2017 through October 1, 2019, but, after such initial term expires, the agreement automatically remains in place until the earliest to occur of the following events: Mr. Pollock’s death or the date on which Mr. Pollock becomes disabled (as defined in the employment agreement), termination by GCMLP for cause (as defined in the employment agreement), or with 90 days’ written notice by either party.
Mr. Pollock’s employment agreement provides for an initial base salary of $500,000. The actual amount of Mr. Pollock’s annual base salary in 2020 and 2019 was $500,000. Pursuant to the employment agreement, Mr. Pollock is eligible to receive a discretionary cash bonus; the amount of Mr. Pollock’s discretionary bonus payment was $1,654,167 in 2020 and $1,500,000 in 2019. Mr. Pollock’s employment agreement further provides that he is eligible to participate in all employee benefit programs maintained by GCMLP.
Mr. Pollock’s employment agreement also provides that Mr. Pollock is entitled to a cash bonus calculated as a percentage of the incentive compensation or carried interest of GCM Grosvenor Special Opportunities Fund, L.P., summarized above under “Carry-Based Bonus” No cash bonuses were made with respect to this interest in 2019. For 2020, the amount Mr. Pollock received is included in the Summary Compensation Table, above.
Francis Idehen. On May 22, 2017, GCMLP entered into an employment agreement with Mr. Idehen, which was subsequently amended on October 1, 2020. Mr. Idehen’s employment agreement provides that Mr. Idehen shall serve as Managing Director, Chief Operating Officer. The initial term of Mr. Idehen’s employment agreement is two years, but, after such initial term expires, the agreement automatically remains in place until the earliest to occur of the following events: Mr. Idehen’s death or disability (as defined in the employment agreement), termination by GCMLP for cause (as defined in the employment agreement), or with 90 days’ written notice by either party.

Mr. Idehen’s employment agreement provided for an initial base salary of $500,000. The actual amount of Mr. Idehen’s annual base salary in 2020 and 2019 was $500,000. Pursuant to the employment agreement, Mr. Idehen is eligible to receive a discretionary cash bonus; the amount of Mr. Idehen’s discretionary bonus payment was $1,988,927 in 2020 and $933,333 in 2019. Mr. Idehen was also entitled to a one-time bonus in connection with his execution of the employment agreement in the amount of $900,000 to be paid in installments, $300,000 of which were paid in 2018, $300,000 of which were paid in 2019 and $300,000 of which was paid in 2020.
Mr. Idehen’s employment agreement provides that he is eligible to participate in any long-term incentive plans offered to senior executives during the initial term, in GCMLP’s discretion. In connection with the execution of Mr. Idehen’s employment agreement, Mr. Idehen was admitted as a member of Holdings and Management LLC. Mr. Idehen’s employment agreement further provides that he is eligible to participate in all employee benefit programs (including the wellness reimbursement program) maintained by GCMLP and to basic medical insurance or coverage.
Sandra Hurse. On May 29, 2018, GCMLP entered into an employment agreement with Ms. Hurse, which was subsequently amended on October 1, 2020. Ms. Hurse’s employment agreement provides that Ms. Hurse shall serve as Managing Director, Human Resources. The initial term of Ms. Hurse’s employment agreement is two years, but, after such initial term expires, the agreement automatically remains in place until the earliest to occur of the following events: Ms. Hurse’s death or disability (as defined in the employment agreement), termination by GCMLP for cause (as defined in the employment agreement), resignation by Ms. Hurse for Good Reason, or with 90 days’ written notice by either party. Good Reason for the purposes of Ms. Hurse’s employment agreement means: (i) a negative change in executive’s title; (ii) a material diminution of executive’s duties, responsibilities or reporting line; (iii) the relocation of executive’s principal place of employment outside of Chicago, Illinois; and (iv) any material breach by Grosvenor Capital Management L.P. of any material provision of the employment agreement.
Ms. Hurse’s employment agreement provided for an initial base salary of $500,000. The actual amount of Ms. Hurse’s annual base salary in 2020 and 2019 was $500,000. Pursuant to the employment agreement, Ms. Hurse is eligible to receive a discretionary cash bonus, and for 2019 and 2020, Ms. Hurse was entitled to a minimum annual bonus of $300,000; the amount of Ms. Hurse’s discretionary bonus payment was $1,508,427 in 2020 and $560,000 in 2019. Ms. Hurse was also entitled to a one-time bonus in connection with her execution of the employment agreement in the amount of $650,000, $85,000 of which was paid in 2018, $300,000 of which was paid in 2019, $150,000 of which was paid in 2020 and $115,000 of which is still outstanding and will become payable on the third anniversary of Ms. Hurse’s employment agreement. Ms. Hurse’s employment agreement further provides that she is eligible to participate in all employee benefit programs maintained by GCMLP and to basic medical insurance or coverage.
In connection with the execution of Ms. Hurse’s employment agreement, Ms. Hurse was admitted as a member of Management LLC.
Retirement Plans
We maintain a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. We expect that our named executive officers will be eligible to participate in the 401(k) plan on the same terms as other full-time employees. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. Currently, we match contributions made by participants in the 401(k) plan up to a specified percentage of the employee contributions, and upon completion of two years of service, these matching contributions are fully vested as of the date on which the contribution is made. For employees with less than two years of service, the matching contributions are 50% vested after one year of service and fully vested after two years of service. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) plan, and making fully vested matching contributions, adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.

Termination Payments and Benefits
Mr. Sacks. Upon Mr. Sacks’ resignation from GCMLP or his termination without cause following the “sunset date” (as defined in his employment agreement), Mr. Sacks will receive a separation payment in the amount of 25% of his compensation at the time of such termination for the one-year period following such resignation. Mr. Sacks will be available to cooperate with GCMLP from to time. Mr. Sacks will also be entitled to an additional $1,500/hour rate if he works more than forty hours per month during the one year period. Upon Mr. Sacks’ termination of employment by reason of his death or disability, Mr. Sacks (or his estate, as applicable), will be entitled to 12 months’ continuation of his annual base salary at the time of such termination, payable in accordance with GCMLP’s normal payroll practices. Mr. Sacks’ employment agreement includes confidentiality and assignment of intellectual property provisions, as well as two year post-termination non-competition, noninterference and non-solicitation of employees provisions, subject to exceptions set forth in the agreement.
Mr. Levin. Upon Mr. Levin’s termination from GCMLP other than (i) for cause or (ii) due to his death or disability, Mr. Levin will receive a separation payment in the amount of $375,000 for the one-year period following such termination. Mr. Levin will be available to cooperate with GCMLP from time to time. Mr. Levin will also be entitled to an additional $200/hour rate if he works more than forty hours during a particular month. Mr. Levin’s employment agreement includes confidentiality, perpetual non-disparagement in favor of GCMLP and assignment of intellectual property provisions, as well as a one year post-termination non-competition and a two year post-termination noninterference and non-solicitation of employees, clients and marketing agents provisions, subject to exceptions set forth in the agreement.
Mr. Pollock. Upon Mr. Pollock’s termination from GCMLP other than (i) for cause or (ii) due to his death or disability, Mr. Pollock will continue to engage with GCMLP for a two-year period as a consultant in exchange for a consulting fee at the annual rate of $250,000. Mr. Pollock’s employment agreement includes confidentiality, perpetual non-disparagement in favor of GCMLP and assignment of intellectual property provisions, as well as a one year post-termination non-competition and a two year post-termination noninterference and non-solicitation of employees, clients and marketing agents provisions, subject to exceptions set forth in the agreement. The one year post-termination non-competition period was increased to two years for 2020.
In 2021, Mr. Pollock and GCMLP entered into an additional amendment to his employment agreement, which provides that, if Mr. Pollock or GCMLP provide notice of termination on or after March 31, 2022, the consulting period described above will be reduced from two years to the expiration of the applicable restricted period (i.e., ranging from six months to one year, depending on the date of such notice).
Mr. Idehen. Upon Mr. Idehen’s termination from GCMLP other than (i) for cause or (ii) due to his death or disability, Mr. Idehen will continue to engage with GCMLP for a one-year period as a consultant in exchange for a consulting fee at the annual rate of $250,000. Mr. Idehen’s employment agreement includes confidentiality, perpetual non-disparagement in favor of GCMLP and assignment of intellectual property provisions, as well as one year post-termination non-competition, noninterference and non-solicitation of employees, clients and marketing agents provisions, subject to exceptions set forth in the agreement.
Ms. Hurse. Upon Ms. Hurse’s termination of employment by GCMLP other than (i) for cause or (ii) due to her death or disability, Ms. Hurse is entitled to any unpaid installments of her one-time bonus. Upon Ms. Hurse’s termination from GCMLP without cause, the employment agreement provides that Ms. Hurse will continue to engage with GCMLP for a one-year period as a consultant in exchange for a consulting fee at the annual rate of $500,000. Ms. Hurse’s employment agreement includes confidentiality, perpetual non-disparagement in favor of GCMLP and assignment of intellectual property provisions, as well as one year post-termination non-competition, noninterference and non-solicitation of employees, clients and marketing agents provisions, subject to exceptions set forth in the agreement.
Unpaid Installments of Sign-On Bonuses. As described above, Ms. Hurse is entitled to receive any unpaid sign-on bonus installments.
Carried Interest Plan. In the event of a participating officer’s termination without “cause” (as defined in the applicable governing documents) or resignation, the participating officer will forfeit such officer’s unvested carried interest sharing percentage, and such officer will only participate in future distributions of carried interest based on a carried interest sharing percentage that has been reduced to reflect the relevant forfeiture; provided, that, in connection with Mr. Pollock’s additional employment agreement amendment described above, in the event Mr. Pollock provides six months’ written notice of his resignation, Mr. Pollock’s unvested carried interest in one of our managed funds will be deemed 80% vested as of such termination date. If a participating officer is terminated for “cause” or otherwise triggers a forfeiture event under the applicable governing documents, such officer will forfeit such officer’s entitlement to any future distributions of carried interest and all such officer’s carried interest sharing percentages shall be reduced to zero. Upon a participating officer’s death or

“disability” (as defined in the applicable governing documents), such officer (or such officer’s estate) shall continue to participate in carried interest distributions without any adjustment to such officer’s carried interest sharing percentages.
Deferred Compensation Plan. Upon termination of employment for any reason other than for “cause” (as defined in the plan), the unvested portion of an outstanding award is forfeited. The vested portion will continue to be paid in accordance with the provisions of the plan. Upon a termination for cause or due to the employee’s willful breach of the plan and award agreement under the plan, employee handbooks or other agreements with GCMLP, Holdings and their affiliates, all awards, vested and unvested, are immediately forfeited.
Asset Pool Awards. With respect to the 2017 and 2018 Asset Pool Award Plan, unvested amounts forfeit upon voluntary termination or involuntary termination without cause. Vested amounts are settled according to the same schedule that would have applied had employment continued. If termination is as a result of death or disability then “vesting” continues, and the award is settled at the same time it would have been had employment continued. If the officer is terminated for “cause” (as defined in the plan), then vested and unvested awards forfeit.
Carry Based Bonus. With respect to Mr. Pollock’s cash bonus related to GCM Grosvenor Special Opportunities Fund, L.P., upon death, disability or involuntary termination, any unvested cash bonus granted prior to such termination will vest and Mr. Pollock, or his estate, as applicable, will be entitled to receive the cash bonus payment.
Director Compensation
Our policy is to not pay director compensation to directors who are also our employees. We were formed in 2020 and in connection with the Closing, we adopted the GCM Grosvenor Inc. Non-Employee Director Compensation Policy, which provides for cash and equity-based compensation to those members of our board of directors who are not employees of us or any of our parents or subsidiaries, commencing following the Business Combination. Under the policy, each non-employee director receives an annual director fee of $175,000 as well as additional committee membership/chair fees, as follows: (i) annual fee of $50,000 for service as the chair of our audit committee, (ii) annual fee of $25,000 for service on our audit committee (such that the audit committee chair receives $75,000 in total), (iii) $15,000 for service on any other committee, and (iv) additional $30,000 fee to the chair of any other committee. The fees are earned on a quarterly basis and paid in arrears. They are pro-rated in the event service is for a portion of the quarter. The non-employee director may elect to receive all or a portion of his or her cash fee in the form of restricted stock units, which will vest on the earlier of the day immediately preceding the date of the annual meeting of the Company’s stockholders or the first anniversary of the date of grant, subject to the non-employee director continuing in service through such date.
Each non-employee director will also receive an initial award of 10,000 restricted stock units, which will vest in full on the first anniversary of the non-employee director’s start date, subject to the non-employee director continuing in service through such date. The restricted stock units will accelerate and become fully vested in the event of a Change of Control (as defined in our GCM Grosvenor Inc. 2020 Incentive Award Plan) or the directors’ termination of service due to death or disability. The policy may be amended, modified or terminated by the Board at any time in its sole discretion.
Compensation Committee Interlocks and Insider Participation
As a controlled company, we do not have a compensation committee of the board of directors, or a committee performing equivalent functions. See Item 13, “Independence of the Board of Directors” below. Michael J. Sacks, our Chief Executive Officer, and Jonathan Levin, our President, participated in our board of directors’ deliberations regarding executive officer compensation during the year ended December 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table provides information on our equity compensation plans as of December 31, 2020:

Plan Category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (1)	$—	$—	26,307,158
Equity compensation plans not approved by security holders	—	—	—
Total	$—	$—	26,307,158
_________________
(1)    Consists of the GCM Grosvenor Inc. Incentive Award Plan, as amended (the “2020 Plan”).
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information regarding the beneficial ownership of our voting shares by:
•each person who is known to be the beneficial owner of more than 5% of our voting shares;
•each of our executive officers and directors; and
•all of our executive officers and directors as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days, provided that any person who acquires any such right with the purpose or effect of changing or influencing the control of the issuer, or in connection with or as a participant in any transaction having such purpose or effect, immediately upon such acquisition shall be deemed to be the beneficial owner of the securities which may be acquired through the exercise of such right. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities.
Our authorized common stock consists of Class A common stock, Class B common stock and Class C common stock. Holders of Class B common stock are not entitled to any voting rights on matters submitted to stockholders for a vote.
Beneficial ownership of shares of our common stock is based on 41,603,993 shares of Class A common stock and 144,235,246 shares of Class C common stock issued and outstanding as of March 9, 2021. There were no shares of Class B common stock outstanding as of March 9, 2021.
Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of voting shares beneficially owned by them. Except as set forth below, to our knowledge, none of our shares of common stock beneficially owned by any executive officer or director have been pledged as security.

Name and Address of Beneficial Owner(1)	Class A Common Stock		Class C Common Stock		Combined Voting Power (%)(2)
	Number	%	Number	%
Five Percent Holders:
The Vanguard Group(3)	11,723,019	28.2%	—	—	6.3%
CF Investors(4)	8,251,535	19.8%	—	—	4.4%
Adage Capital Partners, LP(5)	3,500,000	8.4%	—	—	1.9%
Alyeska Investment Group(6)	3,000,000	7.2%	—	—	1.6%
Columbia Acorn Fund(7)	2,724,000	6.5%	—	—	1.5%
M. Klein Associates, Inc.(8)	2,067,690	5.0%	—	—	1.1%
Directors and Executive Officers:
Michael Sacks(9)	145,135,246	77.7%	144,235,246	100%	75.0%
Jonathan Levin(10)	—		—		—
Frederick Pollock(11)	—		—		—
Pamela Bentley(12)	—		—		—
Francis Idehen(13)	—		—		—
Sandra Hurse(14)	—		—		—
Angela Blanton	—		—		—
Francesca Cornelli	—		—		—
Stephen Malkin	—		—		—
Blythe Masters	—		—		—
Samuel C. Scott III	—		—		—
All directors and executive officers, as a group (11 individuals)	145,135,246	77.7%	144,235,246	100%	75.0%
____________
(1)    Unless otherwise noted, the business address of each of those listed in the table above is c/o GCM Grosvenor, 900 North Michigan Avenue, Suite 1100, Chicago, IL 60611.
(2)    Percentage of combined voting power represents voting power with respect to all shares of Class A common stock and Class C common stock, voting together as a single class. Each holder of Class A common stock is entitled to one vote per share, and each holder of Class C common stock is entitled to the lesser of (i) 10 votes per share and (ii) the Class C Share Voting Amount on all matters submitted to stockholders for their vote or approval. From and after the Sunset Date, holders of Class C Common Stock will be entitled to one vote per share. Class C common stock does not have any of the economic rights (including rights to dividends and distributions upon liquidation) associated with Class A common stock.
(3)    Pursuant to a Schedule 13G filed with the SEC on February 10, 2021 by The Vanguard Group, The Vanguard Group reported sole dispositive power over 11,723,019 shares of Class A common stock and shared voting power over 913 shares of Class A common stock. The address of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.
(4)    Includes (i) 3,500,000 shares of Class A common stock held by the CF Investor (together with the CF Sponsor, the “CF Investors”), (ii) 2,951,535 shares of Class A common stock held by the CF Sponsor, (iii) 1,500,000 shares of Class A common stock underlying warrants held by the CF Investor and (iv) 300,000 shares of Class A common stock underlying warrants held by the CF Sponsor. Cantor Fitzgerald, L.P. (“Cantor”) is the sole member of each of the CF Investors. CF Group Management, Inc. (“CFGM”) is the managing general partner of Cantor. Howard Lutnick is Chairman and Chief Executive of CFGM and trustee of CFGM’s sole stockholder. As such, each of Cantor, CFGM and Mr. Lutnick may be deemed to have beneficial ownership of the securities directly held by the CF Investors. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. Amounts include a total of 1,800,000 shares of Class A common stock that may be acquired upon exercise of warrants exercisable within 60 days. The business address for the entities and individual discussed in this footnote is 110 East 59th Street, New York NY 10022.
(5)    Includes 3,500,000 shares of Class A common stock held by this entity. The address of Adage Capital Partners is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.
(6)    Includes (i) 24,000 shares of shares of Class A common stock held by Alyeska Master Fund 3, L.P., and (ii) 2,976,000 shares of Class A common stock of Alyeska Master Fund, L.P. Alyeska Investment Group, L.P., the investment manager of Alyeska Master Fund, L.P. and Alyeska Master Fund 3, L.P. (the “Alyeska Investors”), has voting and investment control of the shares held by the Alyeska Investors. Anand Parekh is the Chief Executive Officer of Alyeska Investment Group, L.P. and may be deemed to be the beneficial owner of such shares. Mr. Parekh, however, disclaims any beneficial ownership of the shares held by the Alyeska Investors. The address of the entities discussed in this footnote and Mr. Parekh is 77 W. Wacker, Suite 700, Chicago, Illinois 60601.
(7)    Pursuant to a Schedule 13G/A filed with the SEC on February 12, 2021 by Columbia Acorn Fund, Columbia Acorn Fund reported shared voting power and shared dispositive power over 2,724,000 shares of Class A common stock. Columbia Management Investment Advisers, LLC (“CMIA”) and Columbia Wanger Asset Management, LLC (“CWAM”) are the investment advisers to Columbia Acorn Fund. Ameriprise Financial, Inc. (“AFI”) is the parent company of CMIA and CWAM. Each of CMIA, CWAM and AFI may be deemed to have beneficial ownership of the securities directly held by Columbia Acorn Fund. Each such entity disclaims any beneficial ownership of the securities directly held by Columbia Acorn Fund. The business address for AFI is 145 Ameriprise Financial Center, Minneapolis, MN 55474. The business address of CMIA is 225 Franklin St., Boston, MA 02110. The business address for each of CWAM and Columbia Acorn Fund is 71 S Wacker Drive, Suite 2500, Chicago, IL 60606.
(8)    Pursuant to a Schedule 13G/A filed with the SEC on February 12, 2021 by M. Klein Associates, M. Klein Associates reported shared voting power and shared dispositive power over 2,067,690 shares of Class A common stock. Michael Klein is the sole stockholder of M. Klein Associates, Inc. The shares beneficially owned by M. Klein Associates, Inc. may also be deemed to be beneficially owned by Mr. Klein. The address of each of the foregoing is 640 Fifth Avenue, 12th Floor, New York, New York 10019.
(9)    Pursuant to a Schedule 13G filed with the SEC on February 11, 2021 by Michael Sacks, Grosvenor Holdings, L.L.C, Grosvenor Holdings II, L.L.C. and GCM Grosvenor Management, LLC, Mr. Sacks reported shared voting power and shared dispositive power over 145,135,246 shares of Class A common stock, Grosvenor Holdings, L.L.C. reported shared voting power and shared dispositive power over 134,858,026 shares of Class A common stock, Grosvenor Holdings II, L.L.C. reported shared voting power and shared dispositive power over 3,226,977 shares of Class A common stock, and GCM Grosvenor Management, LLC reported shared voting power and shared dispositive power over 7,050,243 shares of Class A common stock. Includes 3,226,977 common units of Grosvenor Capital Management Holdings, LLLP (“common units”) held by Grosvenor Holdings II, L.L.C., 7,050,243 common units held by GCM Grosvenor Management, LLC, and 133,958,026 common units and 900,000 shares of Class A common stock issuable upon the exercise of warrants held by Grosvenor Holdings, L.L.C. Grosvenor Holdings, L.L.C, Grosvenor Holdings II, L.L.C., and GCM Grosvenor Management, LLC have executed a pledge agreement with the lenders of the Senior Loan, pursuant to which Grosvenor Holdings, L.L.C. has pledged 133,958,026 common units, Grosvenor Holdings II, L.L.C. has pledged 3,226,977 common units, and GCM Grosvenor Management, LLC has pledged 7,050,243 common units to secure the obligations under the Senior Loan as collateral against the repayment of the senior secured notes. The Pledge Agreement will remain in effect until such time as all obligations relating to the Senior Loans have been fulfilled. Mr. Sacks is the ultimate managing member of each of Grosvenor Holdings, L.L.C., Grosvenor Holdings II, L.L.C. and GCM Grosvenor Management LLC and as a result may be deemed to share beneficial ownership of the securities held by the reporting persons.
(10)    Does not include 156,666.67 restricted stock units that vested March 1, 2021, which will be delivered at a later date pursuant to the terms of Mr. Levin’s Restricted Stock Unit Grant Notice (as defined in our GCM Grosvenor Inc. 2020 Incentive Award Plan).
(11)    Does not include 250,000 restricted stock units that vested March 1, 2021, which will be delivered at a later date pursuant to the terms of Mr. Pollock’s Restricted Stock Unit Grant Notice (as defined in our GCM Grosvenor Inc. 2020 Incentive Award Plan).
(12)    Does not include 86,666.67 restricted stock units that vested March 1, 2021, which will be delivered at a later date pursuant to the terms of Ms. Bentley’s Restricted Stock Unit Grant Notice (as defined in our GCM Grosvenor Inc. 2020 Incentive Award Plan).
(13)    Does not include 33,333.33 restricted stock units that vested March 1, 2021, which will be delivered at a later date pursuant to the terms of Mr. Idehen’s Restricted Stock Unit Grant Notice (as defined in our GCM Grosvenor Inc. 2020 Incentive Award Plan).
(14)    Does not include 33,333.33 restricted stock units that vested March 1, 2021, which will be delivered at a later date pursuant to the terms of Ms. Hurse’s Restricted Stock Unit Grant Notice (as defined in our GCM Grosvenor Inc. 2020 Incentive Award Plan).
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Our Board recognizes the fact that transactions with related persons present a heightened risk of conflicts of interests (or the perception thereof). We have a written policy on transactions with related persons that is in conformity with the requirements for issuers having publicly held common stock that is listed on Nasdaq. Under the policy, our legal team is primarily responsible for developing and implementing processes and procedures to obtain information regarding related persons with respect to potential related person transactions and then determining, based on the facts and circumstances, whether such potential related person transactions do, in fact, constitute related person transactions requiring compliance with the policy. In addition, any potential related person transaction that is proposed to be entered into by the Company must be reported to the Company’s General Counsel, by both the related person and the person at the Company responsible for such potential related person transaction.
If our legal team determines that a transaction or relationship is a related person transaction requiring compliance with the policy, our General Counsel is required to present to the Audit Committee all relevant facts and circumstances relating to the related person transaction. Our Audit Committee must review the relevant facts and circumstances of each related person transaction, including if the transaction is on terms comparable to those that could be obtained in arm's length dealings with an unrelated third party and the extent of the related person's interest in the transaction, take into account the conflicts of interest and corporate opportunity provisions of our Code of Business Conduct and Ethics, and either approve or disapprove the related person transaction. If advance Audit Committee approval of a related person transaction requiring the Audit Committee's approval is not feasible, then the transaction may be preliminarily entered into by management upon prior approval of the transaction by the chair of the Audit Committee, subject to ratification of the transaction by the Audit Committee at the Audit Committee's next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. If a transaction was not initially recognized as a related person transaction, then upon such recognition the transaction will be presented to the Audit Committee for ratification at the Audit Committee's next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction.
Our management will update the Audit Committee as to any material changes to any approved or ratified related person transaction and will provide a status report at least annually of all then current related person transactions. No director may participate in approval of a related person transaction for which he or she is a related person.
Insurance Broker
GCM Grosvenor utilizes the services of an insurance broker (the “Broker”) to procure insurance coverage, including its general commercial package policy, health, workers’ compensation and professional and management liability coverage for its directors and officers. Mr. Malkin, including his immediate family members, has an economic interest in the Broker totaling approximately 35%, and Mr. Sacks’ brother serves as an executive officer of the Broker. During the years ended December 31, 2020, 2019 and 2018, the Broker received commission payments in respect of the GCM Grosvenor insurance coverage in amounts of $0.8 million, $0.7 million and $0.7 million, respectively.
Firm Use of Private Aircraft
GCM Grosvenor personnel, including Mr. Sacks, make use of aircraft owned by Holdings that has been leased by Holdings to a third-party aviation services company that manages the aircraft (the “Aviation Company”). GCM Grosvenor charters the aircraft from the Aviation Company, and in some instances, leases from and makes direct payments to Holdings, when GCM Grosvenor personnel and their associated parties use the aircraft for business or personal use. During the years ended December 31, 2020, 2019 and 2018, GCM Grosvenor made payments of approximately $0.5 million, $3.3 million and $3.1 million, respectively, in aggregate to the Aviation Company and Holdings.
NetJets Interest
On March 11, 2021, GCMH entered into an agreement to assign 50% of its 12.5% NetJets Global 5000 fractional share interest (the “NetJets Interest”), which was acquired by GCMH in September 2019 for $3.1 million, to Holdings, for cash consideration of approximately $1.3 million (subject to certain adjustments), which is equal to the depreciated book value of 50% of the NetJets Interest. Mr. Sacks is the ultimate managing member of Holdings, and the purpose of the assignment was to enable Holdings to pay for certain flights that would otherwise be reimbursable by GCMH.
Investments in GCM Grosvenor Funds
GCM Grosvenor’s directors and executive officers are permitted to invest their own capital in GCM Grosvenor’s investment funds on a no-fee and no-carry basis. The opportunity to invest in GCM Grosvenor’s investment funds on a no-fee and no-carry basis is also available to all of GCM Grosvenor’s senior professionals and to those employees whom GCM Grosvenor has determined have a status that reasonably permits it to offer them these types of investments in compliance with applicable laws. GCM Grosvenor encourages its eligible professionals to invest in GCM Grosvenor’s investment funds because it believes that such investing further aligns the interests of GCM Grosvenor’s professionals with those of its fund investors and the firm.
During the years ended December 31, 2020, 2019 and 2018, the aggregate investments by GCM Grosvenor’s directors and executive officers (and their family members and investment vehicles) in GCM Grosvenor’s investment funds was approximately $298.7 million, $244.8 million and $311.7 million, respectively, which includes amounts invested in a GCM Grosvenor investment fund on a non-recourse leveraged basis through a feeder vehicle.
During the years ended December 31, 2020, 2019 and 2018, the aggregate investments by Mr. Sacks (including his family members and investment vehicles) in GCM Grosvenor’s investment funds was approximately $92.8 million, $76.5 million and $143.5 million, respectively, which includes amounts invested in a GCM Grosvenor investment fund on a non-recourse leveraged basis through a feeder vehicle.
During the years ended December 31, 2020, 2019 and 2018, the aggregate investments by Mr. Levin (including his family members and investment vehicles) in GCM Grosvenor’s investment funds was approximately $5.6 million, $4.3 million and $4.2 million, respectively, which includes amounts invested in a GCM Grosvenor investment fund on a non-recourse leveraged basis through a feeder vehicle.
During the years ended December 31, 2020, 2019 and 2018, the aggregate investments by Mr. Idehen (including his family members and investment vehicles) in GCM Grosvenor’s investment funds was approximately $0.2 million, approximately $0.2 million, and less than $0.1 million, respectively, which includes amounts invested in a GCM Grosvenor investment fund on a non-recourse leveraged basis through a feeder vehicle.
During the years ended December 31, 2020, 2019 and 2018, the aggregate investments by Mr. Pollock (including his family members and investment vehicles) in GCM Grosvenor’s investment funds was approximately $1.9 million, $0.9 million and $0.8 million.
During the years ended December 31, 2020, 2019 and 2018, the aggregate investments by Mr. Malkin (including his family members and investment vehicles he manages for his family members) in GCM Grosvenor’s investment funds was approximately $198.2 million, $162.9 million and $163.2 million, respectively, which includes amounts invested in a GCM Grosvenor investment fund on a non-recourse leveraged basis through a feeder vehicle.
Mosaic Transaction
In a transaction, effective January 1, 2020, GCMH transferred certain indirect partnership interests related to historical investment funds managed by it to Mosaic. The limited partners of Mosaic are a third-party investor, which funded nearly all of the Mosaic Transaction, Holdings and GCMH. Prior to the closing of the Business Combination, Holdings’ interests and liabilities related to Mosaic were transferred to GCMH. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Mosaic Transaction.” In the year ended December 31, 2020, Holdings did not receive any distributions or other proceeds on account of its interest in Mosaic.
Lease of Principal Headquarters
GCM Grosvenor leases (the “Lease”) its principal headquarters in Chicago from 900 North Michigan, LLC, a Delaware limited liability company (the “Landlord”). Mr. Malkin, including his immediate family members, has an economic interest in the Landlord totaling approximately 36% in the aggregate. The term of the Lease expires September 30, 2026. The Lease provides for monthly rent and payment of operating expenses on a triple-net basis. During the years ended December 31, 2020, 2019 and 2018, GCM Grosvenor made lease payments of $5.8 million, $5.4 million and $4.0 million, respectively, in satisfaction of its obligations pursuant to the Lease.
Sublease and Services to Holdings
GCM Grosvenor subleases a portion of its principal headquarters in Chicago to Holdings at GCM Grosvenor’s cost under its lease. The current term of the sub-lease expires on September 30, 2026 and provides for monthly rent and payment of operating expenses on a triple-net basis. During the years ended December 31, 2020, 2019 and 2018, Holdings made lease payments to GCM Grosvenor of $0.2 million, $0.2 million and $0.1 million, respectively, in satisfaction of its obligations pursuant to the sublease.
GCM Grosvenor currently provides additional office space, office support and administrative services, to various persons who provide services, including personal services, primarily to Holdings and its members, including Michael J. Sacks. Holdings does not pay GCM Grosvenor for this use of space and support services. While GCM Grosvenor does not account for these services in the ordinary course and their value is not readily quantifiable, GCM Grosvenor would estimate the value of these services to be in excess of $120,000 for each of the years ended December 31, 2020, 2019 and 2018, respectively. GCM Grosvenor also pays for certain insurance and other benefits for certain of these persons, for which it is reimbursed by Holdings.
Compensation of Immediate Family Member of Stephen Malkin
GCM Grosvenor has employed an immediate family member of Mr. Malkin in a non-executive officer position since August 2019. During the year ended December 31, 2020, Mr. Malkin’s family member received total compensation from GCM Grosvenor of approximately $197,000.
Stockholders’ Agreement
Upon consummation of the Business Combination, we entered into the Stockholders’ Agreement with the GCMH Equityholders and GCM V, pursuant to which, among other things, (i) GCM V was granted rights to designate all seven directors for election to our board of directors (and GCM V and the GCMH Equityholders will vote in favor of such designees) and (ii) GCM V and the GCMH Equityholders agreed to vote their voting shares in favor of any recommendations by our board of directors. Additionally, the Stockholders’ Agreement contains certain restrictions on transfer with respect to lock-up shares held by the GCMH Equityholders, including a three-year lock-up of such shares in each case, subject to limited exceptions as contemplated thereby (including that the GCMH Equityholders may each transfer one-third of their lock-up shares during the period beginning on the first anniversary of the closing date of the Business Combination and ending on the second anniversary of such closing date and an additional one-third of their lock-up shares during the period beginning on the second anniversary of the closing date of the Business Combination and ending on the third anniversary of such closing date). The Stockholders’ Agreement contemplates that our board of directors will consist of seven directors with the initial chairperson being Michael J. Sacks and also contains certain provisions intended to maintain our qualification as a “controlled company” within the meaning of Nasdaq Listing Rule 5615(c) corporate governance requirements.
Registration Rights Agreement
Upon consummation of the Business Combination, we entered into the Registration Rights Agreement with the CF Sponsor, the GCMH Equityholders and the PIPE Investors. Pursuant to the Registration Rights Agreement, agreed to register for resale, pursuant to Rule 415 under the Securities Act, certain shares of our common stock and other equity securities that are held by the parties thereto from time to time.
Tax Receivable Agreement
In connection with the consummation of the Business Combination, we used a portion of our assets to acquire equity interests of GCMH both directly from GCMH and from certain pre-Business Combination equity holders in GCMH. We expect these transactions to result in an increase in our share of the tax basis of the assets of GCM Grosvenor. In addition, as a result of the transactions undertaken in connection with the Business Combination, we expect to receive the benefit of existing tax basis in certain intangible assets of GCM Grosvenor. Further, we may obtain an increase in our share of the tax basis of the assets of GCM Grosvenor when a GCMH Equityholder receives shares of our Class A common stock or cash, as applicable, in connection with an exercise of such GCMH Equityholder’s right to have common units in GCMH redeemed by GCMH or, at our election, exchanged (which we intend to treat as its direct purchase of common units from such GCMH Equityholder for U.S. federal income and other applicable tax purposes, regardless of whether such common units are surrendered by a GCMH Equityholder to GCMH for redemption or sold upon the exercise of our election to have IntermediateCo acquire such common units directly) (such basis increases, together with the basis increases in connection with the purchase of equity interests of GCMH in connection with the Business Combination, the “Basis Adjustments,” and, together with the tax basis in intangible assets referenced above, the “Basis Assets”). The Basis Assets may have the effect of reducing the amounts that we would otherwise pay in the future to various tax authorities. The Basis Assets may also decrease gains (or increase losses) for tax purposes on future dispositions of certain of GCM Grosvenor’s assets. In connection with the transactions described above, we entered into the Tax Receivable Agreement with GCMH and each of the GCMH Equityholders that provides for the payment by us to the TRA Parties of 85% of the amount of certain tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of the various transactions that occurred in connection with the Business Combination or in the future that are described above, including benefits arising from the Basis Assets and certain other tax benefits attributable to payments made under the Tax Receivable Agreement. GCMH intends to have in effect an election under Section 754 of the Internal Revenue Code of 1986, as amended, effective for each taxable year in which a redemption or exchange (including for this purpose the purchase of equity interests of GCMH from certain pre-Business Combination equity holders described above) of Grosvenor common units for Class A common stock or cash occurs. The tax benefit payments provided for under the Tax Receivable Agreement are not conditioned upon one or more of the GCMH Equityholders maintaining a continued ownership interest in GCMH or its affiliates. The GCMH Equityholders rights under the Tax Receivable Agreement are generally assignable.
CF Sponsor Relationships
We entered the following agreements, or otherwise engaged in the following transactions, with CF Sponsor in connection with the Business Combination.
Sponsor Support Agreement
On August 2, 2020 and in connection with the Business Combination, CFAC entered into the Sponsor Support Agreement with the CF Sponsor, GCMH and Holdings. Pursuant to the Sponsor Support Agreement, among other things, the CF Sponsor agreed to vote in favor of the Transaction Agreement and the Business Combination, in each case, subject to the terms and conditions contemplated by the Sponsor Support Agreement. The CF Sponsor also agreed to certain transfer restrictions on its lock-up shares during the Business Combination Lock-up Period, in each case, subject to limited exceptions as contemplated thereby, including that the CF Sponsor may transfer lock-up shares during the Business Combination Lock-up Period in a cumulative aggregate amount of shares of common stock representing up to one-third of the number of lock-up shares beneficially owned by the CF Sponsor as of immediately following the Closing during the period beginning on the first anniversary of the Closing Date and ending 180 days following the first anniversary of the Closing Date. The Business Combination Lock-up Period under the Sponsor Support Agreement can expire early upon the earlier of: (i) the date on which the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within the 30-day trading period commencing at least 150 days following the Closing Date and (ii) the date subsequent to the Closing Date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of our Class A common stock for cash, securities or other property.
Amendment No. 1 to Forward Purchase Contract
In connection with the execution of the Transaction Agreement, CFAC entered into an amendment to the forward purchase agreement between CFAC and the CF Sponsor, pursuant to which, among other things, the CF Sponsor agreed to purchase (i) 1,500,000 of our warrants in a private placement and (ii) 3,500,000 shares of our Class A common stock in exchange for an aggregate purchase price equal to $30,000,000. Each of our warrants is exercisable to purchase one share of our Class A common stock at an exercise price of $11.50.
PIPE Subscription Agreements
In connection with the execution of the Transaction Agreement, the PIPE Investors agreed to purchase, in the aggregate, 19,500,000 shares of our Class A common stock at $10.00 per share for an aggregate commitment amount of $195,000,000. The shares of Class A common stock we issued pursuant to such subscription agreements were originally issued in reliance upon an exemption provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. The closings under the subscription agreements occurred substantially concurrently with the Closing.
Indemnification Agreements
We have entered into, and plan on entering into, indemnification agreements with each of our directors and executive officers.
Independence of the Board of Directors
We are a “controlled company” under the Nasdaq rules. As a result, we qualify for exemptions from, and have elected not to comply with, certain corporate governance requirements under the rules, including the requirements that we have a board that is composed of majority of “independent directors,” as defined under the Nasdaq rules, and a compensation committee and a nominating and corporate governance committee that are composed entirely of independent directors. Even though we are a controlled company, we are required to comply with the rules of the SEC and the Nasdaq rules relating to the membership, qualifications and operations of our audit committee.
The Nasdaq rules define a “controlled company” as a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company. As of the date of this Annual Report on Form 10-K, the Key Holders control approximately 75% of the combined voting power of the Company’s voting stock, and may a control a majority of the voting power of the Company so long as the outstanding Class C common stock represents at least 9.1% of the Company’s total outstanding common stock. Accordingly, we qualify as a “controlled company”. If we cease to be a controlled company and our Class A common stock continues to be listed on the Nasdaq Global Market, we will be required to comply with the Nasdaq requirements for non-controlled companies by the date our status as a controlled company changes or within specified transition periods applicable to certain provisions, as the case may be.
In making its independence determinations, the Board reviewed and discussed information provided by the directors with regard to each director’s business and personal activities and any relationships they have with us and our management. As a result of this review, our board of directors determined that Angela Blanton, Francesca Cornelli, Blythe Masters and Samuel C. Scott III are “independent directors” as defined under the applicable Nasdaq rules, representing four of our seven directors.
In addition, each of the member of the audit committee, Ms. Blanton, Dr. Cornelli, Ms. Masters and Mr. Scott, meet the heightened independence standards required for audit committee members under the applicable Nasdaq rules and SEC rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table summarizes the fees of Ernst & Young LLP, our independent registered public accounting firm, billed to us for the years ended December 31, 2020 and 2019 (dollars in thousands):

	Year Ended December 31,
Fee Category	2020	2019
Audit Fees(1)	$1,068	$635
Audit-Related Fees(2)	2,995	184
Tax Fees(3)	1,605	825
All Other Fees	—	—
Total Fees	$5,668	$1,644
____________

(1)    Audit fees consist of fees for the audit of our consolidated financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.
(2)     Audit-related fees consist of other audit and attest services not required by statute or regulation.
(3)    Tax fees consist of fees for tax-related services, including tax compliance and tax advice related to transactions.
Pre-Approval Policies and Procedures
The Audit Committee has adopted a policy (the “Pre-Approval Policy”) that sets forth the procedures and conditions pursuant to which audit and non-audit services proposed to be performed by the independent auditor may be pre-approved. The Pre-Approval Policy generally provides that we will not engage Ernst & Young LLP to render any audit, audit-related, tax or permissible non-audit service unless the service is either (i) explicitly approved by the Audit Committee (“specific pre-approval”) or (ii) entered into pursuant to the pre-approval policies and procedures described in the Pre-Approval Policy (“general pre-approval”). Unless a type of service to be provided by Ernst & Young LLP has received general pre-approval under the Pre-Approval Policy, it requires specific pre-approval by the Audit Committee or by a designated member of the Audit Committee to whom the committee has delegated the authority to grant pre-approvals. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval. For both types of pre-approval, the Audit Committee will consider whether such services are consistent with the SEC's rules on auditor independence. The Audit Committee will also consider whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with the Company's business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance the Company's ability to manage or control risk or improve audit quality. All such factors will be considered as a whole, and no one factor should necessarily be determinative. The Audit Committee periodically reviews and generally pre-approves any services (and related fee levels or budgeted amounts) that may be provided by Ernst & Young LLP without first obtaining specific pre-approvals from the Audit Committee or the Chair of the Audit Committee. The Audit Committee may revise the list of general pre-approved services from time to time, based on subsequent determinations.

PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements.
The financial statements required by this item are listed in Item 8, “Financial Statements and Supplementary Data”.
(a)(2) Financial Statement Schedules.
All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.
(a)(3) Exhibits.
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

2.1†	Transaction Agreement, dated as of August 2, 2020, by and among CF Finance Acquisition Corp., CF Finance Intermediate Acquisition, LLC, CF Finance Holdings, LLC, Grosvenor Holdings, L.L.C., GCM Grosvenor Holdings, LLC, Grosvenor Capital Management Holdings, LLLP, GCM Grosvenor Management, LLC, Grosvenor Holdings II, L.L.C., GCMH GP, L.L.C., GCM V, LLC, and GCM Grosvenor Inc.	8-K/A	001-38759	2.1	08/04/20
3.1	Amended and Restated Certificate of Incorporation of GCM Grosvenor Inc.	8-K	001-39716	3.1	11/20/20
3.2	Amended and Restated Bylaws of GCM Grosvenor Inc.	8-K	001-39716	3.2	11/20/20
4.1	Warrant Agreement, dated December 12, 2018, between Continental Stock Transfer & Trust Company and CF Finance Acquisition Corp.	8-K	001-38759	4.1	12/17/18
4.2	Description of Securities					*
10.1	Stockholders’ Agreement	8-K	001-39716	10.1	11/20/20
10.2	Amended and Restated Registration Rights Agreement	8-K	001-39716	10.2	11/20/20
10.3	Tax Receivable Agreement	8-K	001-39716	10.3	11/20/20
10.4	Fifth Amended and Restated Limited Liability Limited Partnership Agreement of Grosvenor Capital Management Holdings, LLLP	8-K	001-39716	10.4	11/20/20
10.5†	Credit Agreement, dated as of January 2, 2014, among Grosvenor Capital Management Holdings, LLLP, as borrower, Grosvenor Holdings, L.L.C., Grosvenor Holdings II, L.L.C., GCMH GP, L.L.C., GCM, L.L.C., the several lenders from time to time parties thereto, Goldman Sachs Bank USA, as administrative agent, collateral agent and swingline lender, BMO Harris Bank N.A., as letter of credit issuer, and Bank of Montreal, Chicago Branch, as letter of credit issuer	S-4	333-242297	10.5	09/18/20

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.6†	Amendment No. 1, dated as of August 18, 2016, to the Credit Agreement, dated as of January 2, 2014, among Grosvenor Capital Management Holdings, LLLP, as borrower, Grosvenor Holdings, L.L.C., Grosvenor Holdings II, L.L.C., GCMH GP, L.L.C., GCM, L.L.C., the several lenders from time to time parties thereto, Goldman Sachs Bank USA, as administrative agent, collateral agent and swingline lender, BMO Harris Bank N.A., as letter of credit issuer, and Bank of Montreal, Chicago Branch, as letter of credit issuer	S-4	333-242297	10.6	09/18/20
10.7†	Amendment No. 2, dated as of April 19, 2017, to the Credit Agreement, dated as of January 2, 2014, among Grosvenor Capital Management Holdings, LLLP, as borrower, Grosvenor Holdings, L.L.C., Grosvenor Holdings II, L.L.C., GCMH GP, L.L.C., GCM, L.L.C., the several lenders from time to time parties thereto, Goldman Sachs Bank USA, as administrative agent, collateral agent and swingline lender, BMO Harris Bank N.A., as letter of credit issuer, and Bank of Montreal, Chicago Branch, as letter of credit issuer	S-4	333-242297	10.7	09/18/20
10.8†	Amendment No. 3, dated as of August 22, 2017, to the Credit Agreement, dated as of January 2, 2014, among Grosvenor Capital Management Holdings, LLLP, as borrower, Grosvenor Holdings, L.L.C., Grosvenor Holdings II, L.L.C., GCMH GP, L.L.C., GCM, L.L.C., the several lenders from time to time parties thereto, Goldman Sachs Bank USA, as administrative agent, collateral agent and swingline lender, BMO Harris Bank N.A., as letter of credit issuer, and Bank of Montreal, Chicago Branch, as letter of credit issuer	S-4	333-242297	10.8	09/18/20
10.9†	Amendment No. 4, dated as of March 29, 2018, to the Credit Agreement, dated as of January 2, 2014, among Grosvenor Capital Management Holdings, LLLP, as borrower, Grosvenor Holdings, L.L.C., Grosvenor Holdings II, L.L.C., GCMH GP, L.L.C., GCM, L.L.C., the several lenders from time to time parties thereto, Goldman Sachs Bank USA, as administrative agent, collateral agent and swingline lender, BMO Harris Bank N.A., as letter of credit issuer, and Bank of Montreal, Chicago Branch, as letter of credit issuer	S-4	333-242297	10.9	09/18/20
10.10†
Amendment No. 5, dated as of February 24, 2021, to the Credit Agreement, dated as of January 2, 2014, among Grosvenor Capital Management Holdings, LLLP, as borrower, Grosvenor Holdings, L.L.C., Grosvenor Holdings II, L.L.C., GCM Grosvenor Management, LLC, GCM Grosvenor Holdings, LLC, GCM, L.L.C., the several lenders from time to time parties thereto, Goldman Sachs Bank USA (the predecessor agent) and Morgan Stanley Senior Funding, Inc. (the successor agent), as administrative agent, collateral agent and swingline lender, BMO Harris Bank N.A., as letter of credit issuer, and Bank of Montreal, Chicago Branch, as letter of credit issuer
						*

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.11†	Purchase and Sale Agreement, dated as of March 4, 2020, by and among Grosvenor Capital Management Holdings, LLLP, CFIG Holdings, LLC, Grosvenor Capital Management, L.P., GCM Investments GP, LLC and Mosaic Acquisitions 2020, L.P.	S-4	333-242297	10.10	10/09/20
10.12†	Call Agreement, dated as of March 4, 2020, by and among Grosvenor Holdings, LLC and the parties thereto	S-4	333-242297	10.11	10/09/20
10.13†	Second Amended and Restated Exempted Limited Partnership Agreement of Mosaic Acquisitions 2020, L.P., dated as of March 4, 2020	S-4	333-242297	10.12	10/09/20
10.14	Investment Funding Agreement, dated as of March 4, 2020, by and among Mosaic Acquisitions 2020, L.P., CFIG Holdings, LLC and Mosaic GP Entity, L.P.	S-4	333-242297	10.13	09/18/20
10.15#	Third Amended and Restated Employment Agreement, Dated August 2, 2020, by and Among Michael J. Sacks, Grosvenor Capital Management, L.P. and Grosvenor Capital Management Holdings, LLLP	S-4	333-242297	10.15	09/18/20
10.16#	Amended and Restated Employment and Non-Competition Agreement, Dated July 29, 2020, by and Between Grosvenor Capital Management, L.P. and Jonathan R. Levin	S-4	333-242297	10.16	09/18/20
10.17#	Employment and Protective Covenants Agreement, by and between Sandra Hurse and Grosvenor Capital Management, L.P	S-4	333-242297	10.17	10/05/20
10.18#	Amendment to Employment and Protective Covenants Agreement, by and between Sandra Hurse and Grosvenor Capital Management, L.P.					*
10.19#	Employment and Protective Covenants Agreement, by and between Francis Idehen and Grosvenor Capital Management, L.P	S-4	333-242297	10.18	10/05/20
10.20#	Amendment to Employment and Protective Covenants Agreement, by and between Francis Idehen and Grosvenor Capital Management, L.P.					*
10.21#	Amended and Restated Employment and Protective Covenants Agreement, by and Between Grosvenor Capital Management, L.P. and Frederick E. Pollock	S-4	333-242297	10.19	10/05/20
10.22#	Amendment to Employment and Protective Covenants Agreement, by and between Frederick E. Pollock and Grosvenor Capital Management, L.P.					*
10.23#	Second Amendment to Amended and Restated Employment and Protective Covenants Agreement, by and between Frederick E. Pollock and Grosvenor Capital Management, L.P.					*
10.24#	First Amended and Restated Employment and Protective Covenants Agreement, effective January 1, 2021, by and between Grosvenor Capital Management, L.P. and Pamela L. Bentley	8-K	001-39716	10.1	1/4/2021
10.25	Form of Subscription Agreement, by and between GCM Grosvenor Inc. and the undersigned subscriber party thereto	10-Q	001-39716	10.1	11/20/20
10.26	Sponsor Support Agreement, dated as of August 2, 2020, by and among CF Finance Acquisition Corp., Grosvenor Capital Management Holdings, LLLP, Grosvenor Holdings, L.L.C. and CF Finance Holdings, LLC	8-K/A	001-38759	10.2	8/4/20

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.27	Forward Purchase Contract, dated December 12, 2018, by and between CF Finance Acquisition Corp. and CF Finance Holdings LLC.	8-K	001-38759	10.4	12/17/18
10.28	Amendment No. 1 to Forward Purchase Contract, dated August 2, 2020, by and between CF Finance Acquisition Corp. and CF Finance Holdings LLC	8-K/A	001-38759	10.1	8/4/20
10.29	Form of Indemnification Agreement	8-K	001-39716	10.5	11/20/20
10.30#	GCM Grosvenor Deferred Compensation Plan	S-4	333-242297	10.20	09/18/20
10.31#	GCM Grosvenor 2018 Asset Pool Award Plan	S-4	333-242297	10.21	09/18/20
10.32#	GCM Grosvenor 2017 Asset Pool Award Plan	S-4	333-242297	10.22	09/18/20
10.33#	GCM Grosvenor Inc. 2020 Incentive Award Plan	S-8	333-251110	99.1	12/04/20
10.34#	Form of Employee Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement pursuant to GCM Grosvenor Inc. 2020 Incentive Award Plan					*
10.35#	Form of Non-Employee Director Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement pursuant to GCM Grosvenor Inc. 2020 Incentive Award Plan					*
10.36#	Grosvenor Capital Management, L.P. OCF III Bonus Plan	S-4	333-242297	10.23	09/18/20
10.37#	Grosvenor Capital Management, L.P. OCF IV Bonus Plan	S-4	333-242297	10.24	09/18/20
10.38	Office Lease, dated December 17, 2004, between LaSalle Bank National Association and Grosvenor Capital Management, L.P.	S-4	333-242297	10.37	10/09/20
10.39	First Amendment to Office Lease, dated May 31, 2007	S-4	333-242297	10.38	10/09/20
10.40	Second Amendment to Office Lease, dated July 1, 2008	S-4	333-242297	10.39	10/09/20
10.41	Third Amendment to Office Lease, dated August 31, 2009	S-4	333-242297	10.40	10/09/20
10.42	Fourth Amendment to Office Lease, dated September 1, 2011	S-4	333-242297	10.41	10/09/20
10.43	Fifth Amendment to Office Lease, dated May 31, 2012	S-4	333-242297	10.42	10/09/20
10.44	Sixth Amendment to Office Lease, dated January 18, 2013	S-4	333-242297	10.43	10/09/20
10.45	Seventh Amendment to Office Lease, dated November 30, 2017	S-4	333-242297	10.44	10/09/20
10.46	Eighth Amendment to Office Lease, dated December 26, 2019	S-4	333-242297	10.45	10/09/20
21.1	List of subsidiaries of GCM Grosvenor Inc.					*
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					*
31.1	Chief Executive Officer Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002					*
31.2	Chief Financial Officer Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002					*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					**
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					**
101.INS	XBRL Instance Document					*

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
____________
* Filed herewith.
** Furnished herewith.
† Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
# Indicates management contract or compensatory plan
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GCM GROSVENOR INC.
Date: March 12, 2021	By:	/s/ Michael J. Sacks
Michael J. Sacks
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael J. Sacks	Chairman of the Board and Chief Executive Officer	March 12, 2021
Michael J. Sacks	(principal executive officer)
/s/ Jonathan Levin	President and Director	March 12, 2021
Jonathan Levin
/s/ Pamela L. Bentley	Chief Financial Officer	March 12, 2021
Pamela L. Bentley	(principal financial officer)
/s/ Kathleen P. Sullivan	Principal Accounting Officer	March 12, 2021
Kathleen P. Sullivan
/s/ Angela Blanton	Director	March 12, 2021
Angela Blanton
/s/ Francesca Cornelli	Director	March 12, 2021
Francesca Cornelli
/s/ Stephen Malkin	Director	March 12, 2021
Stephen Malkin
/s/ Blythe Masters	Director	March 12, 2021
Blythe Masters
/s/ Samuel C. Scott III	Director	March 12, 2021
Samuel C. Scott III