Form 10-K/A
period 2020-12-31
GCM Grosvenor Inc.
filed 2021-05-10
CIK 1819796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K/A
(Amendment No. 1)
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
DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note

Restatement
GCM Grosvenor Inc. (the “Company”, “we”, our “our”) is filing this Amendment No. 1 on Form 10-K/A to restate its Annual Report on Form 10-K for the year ended December 31, 2020, which was originally filed with the Securities and Exchange Commission (“SEC”) on March 12, 2021 (the “Original Form 10-K”). The purpose of this Annual Report on Form 10-K/A (the “Annual Report” or the “Annual Report on Form 10-K”), is to restate our previously issued consolidated financial statements and related financial information as of and for the year ended December 31, 2020 contained in the Original Form 10-K.
For the convenience of the reader, this Annual Report amends and restates the Original Form 10-K in its entirety. As a result, it includes both items that have been changed as a result of the restatement (specifically, Part I, Item 1. Business and Part I, 1A. Risk Factors; and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Item 8. “Financial Statements and Supplementary Data”; Item 9A. “Controls and Procedures” and Part IV, Item 15, Exhibits and Financial Statement Schedules (together, the “Amended Items”) and items that are unchanged from the Original Form 10-K. Except for the Amended Items and the inclusion of an updated date of our Annual Meeting of Stockholders in Part II, Item 9B, this Annual Report speaks as of the date of the Original Form 10-K and has not been updated to reflect events occurring subsequent to the filing of the Original Form 10-K other than those associated with the restatement of our consolidated financial statements. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Form 10-K, other than the restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original Form 10-K.

In addition, in accordance with applicable SEC rules, this Annual Report includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 from our Chief Executive Officer (as Principal Executive Officer) and our Chief Financial Officer (as Principal Financial Officer) dated as of the filing date of this Annual Report.

Investors should rely only on the financial information and other disclosures regarding the year ended December 31, 2020 in this Annual Report or in future filings with the SEC, and not on any previously issued or filed reports, earnings releases or similar communications relating to the fourth quarter or year ended December 31, 2020.
Restatement Background
On April 12, 2021, the Staff of the SEC released a statement (the “SEC Statement”) informing market participants that certain features of warrants commonly issued in transactions involving special purpose acquisition companies (“SPACs”), which features may also exist in certain non-SPAC issuers, may require classification as a liability of the entity measured at fair value, with changes in fair value reported in earnings each period. The Company previously classified its private placement warrants and public warrants (collectively, the “Warrants”) as components of equity. For a full description of the terms of the Warrants, please refer to the Warrant Agreement attached as Exhibit 4.1 to this Annual Report.
The SEC Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across many entities”. The SEC Statement indicated that when one or more of such features is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.” Following consideration of the guidance in the SEC Statement, while the terms of the Warrants as set forth in the Warrant Agreement have not changed, the Company concluded the Warrants should be classified as a liability under Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. Specifically, the exercise of the Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of our Class A shareholders. Because such a tender offer may not result in a change in control and trigger cash settlement and we do not control the occurrence of such event, we concluded that the Warrants do not meet the conditions to be classified in equity (deficit). See Note 4, Restatement of Previously Issued Consolidated Financial Statements, and Note 11, Warrants, in Item 8, Financial Statements and Supplementary Data, for additional information.

As a result of classifying the Warrants as liabilities, a portion of our transaction issuance costs that were previously included in equity were allocated to the Warrants and recorded as general and administrative expenses.

1

Restatement of Previously Issued Consolidated Financial Statements
As described above, this Annual Report on Form 10-K includes audited restated consolidated financial statements as of December 31, 2020 and for the year ended December 31, 2020. See Note 4, Restatement of Previously Issued Consolidated Financial Statements, in Item 8, Financial Statements and Supplementary Data, for additional information.
The restatement impact increased previously reported total assets, total liabilities and total deficit, as well as decreased previously reported net income (loss) attributable to GCM Grosvenor Inc. as follows:

Restatement impact (net change)	As of December 31, 2020
Total assets	$387
Total liabilities	43,180
Total deficit	(42,793)

Restatement impact (net change)	Year Ended December 31, 2020
Net income (loss) attributable to GCM Grosvenor Inc.	$(3,458)
The restatement of the financial statements had no impact on the Company’s liquidity or cash position. Further, the Warrants are deemed equity instruments for income tax purposes, and accordingly, there is no impact to our income tax provision relating to changes in the fair value of the Warrants.
Internal Control Over Financial Reporting and Disclosure Controls and Procedures
In connection with the restatement, management has identified a material weakness in our internal control over financial reporting as of December 31, 2020. As a result of the material weakness, our disclosure controls and procedures were not effective as of December 31, 2020. Management implemented changes to strengthen our internal controls and remediate the material weakness. See Item 9A, Controls and Procedures, for additional information related to the material weakness in internal control over financial reporting and our related remediation activities.

2

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

Part I.
ITEM 1. BUSINESS
Our Company
Throughout our nearly 50-year history, we have been a leading independent, open-architecture alternative asset management solutions provider across all major alternative investment strategies. As of December 31, 2020, we had $62 billion in AUM. We collaborate with our clients to construct investment portfolios across multiple investment strategies in the private and public markets, customized to meet their specific objectives. We also offer specialized funds that are developed to meet broad market demands for strategies and risk-return objectives and span the alternatives investing universe. Our clients are principally large, sophisticated, global institutional investors who rely on our investment expertise and differentiated investment access to navigate the alternatives market. As one of the pioneers of customized separate account solutions, we are equipped to provide investment services to institutional clients with different needs, internal resources and investment objectives. As of December 31, 2020, we had 492 employees, including 170 investment professionals, operating in seven offices throughout the United States and in London, Hong Kong, Seoul and Tokyo. For the years ended December 31, 2019 and 2020, our total management fees were $325 million and $311 million, respectively, total fees attributable to us were $409 million and $422 million, respectively, our net income (loss) was $— million and $4 million, respectively, and our adjusted net income was $72 million and $91 million, respectively.
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
While our historical consolidated financial statements include financial information, including assets and revenues of certain entities on a consolidated basis, a portion of such assets and revenues are attributable to the noncontrolling interest holders and not directly attributable to us as discussed in our consolidated financial statements included elsewhere in this Annual Report on Form 10K.
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
Risks Related to Being a Public Company
We have identified a material weakness in our internal control over financial reporting and may identify material weaknesses in the future or otherwise fail to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act, which could have a material adverse effect on our business and stock price.
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
As described in Item 9A, Controls and Procedures, subsequent to the issuance of the Company’s consolidated financial statements as of and for the year ended December 31, 2020, and following the issuance of the SEC Statement, management identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants. Specifically, our controls to evaluate the accounting for warrants issued by CFAC did not operate effectively to appropriately apply the provisions of ASC 815-40. This material weakness resulted in a restatement of our previously issued financial statements more fully described in Note 4, Restatement of Previously Issued Consolidated Financial Statements set forth herein. We have implemented a plan to remediate this material weakness to improve the process and controls in the determination of the appropriate accounting and classification of our financial instruments and key agreements. However, this material weakness will not be remediated until all necessary internal controls have been implemented, tested and determined to be operating effectively. In addition, we may need to take additional measures to address the material weakness or modify the planned remediation steps, and we cannot be certain that the measures we have taken, expect to take, to improve our internal controls will be sufficient to address the issues identified, to ensure that our internal controls are effective.
If we fail to remediate this material weakness or identify any additional material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is ineffective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, we could fail to meet our reporting obligations or be required to restate our financial statements for prior periods. Investors may also lose confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock and warrants could be negatively affected, and we could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources.
We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Statement, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of and for the year ended December 31, 2020. As part of the restatement, we identified a material weakness in our internal control over financial reporting.

As a result of the material weakness, the restatement described above, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute arising due to restatement or material weakness of our internal controls over financial reporting. However, we can provide no assurance that any litigation or dispute will not arise in the future. Any litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.
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
We have the ability to redeem outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the public warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of Class A common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our commercially reasonable best efforts to register or qualify such shares of Class A common stock under the blue sky laws of the state of residence in those states in which the warrants were offered in CFAC’s initial public offering. Redemption of the outstanding warrants could force our security holders to: (i) exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) sell their warrants at the then-current market price when they might otherwise wish to hold their warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their warrants.
None of the warrants issued to the CF Sponsor in a private placement that occurred concurrently with CFAC’s initial public offering will be redeemable by us so long as they are held by the CF Sponsor or its permitted transferees.
The valuation of our warrants could increase the volatility in our net income (loss) in our consolidated statements of income and consolidated statements of comprehensive income.
The change in fair value of our warrants is the result of changes in stock price and warrants outstanding at each reporting period. The change in fair value of warrant liabilities represents the mark-to-market fair value adjustments to the outstanding warrants issued in connection with the Transaction. Significant changes in our stock price or number of warrants outstanding may adversely affect our net income (loss) in our consolidated statements of income and consolidated statements of comprehensive income.
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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our previously issued consolidated financial statements as of and for the year ended December 31, 2020 as more fully described in the Explanatory Note and in Note 4 – Restatement of Previously Issued Consolidated Financial Statements in Item 8, Financial Statement and Supplementary Data.
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
Components of Results of Operations
Revenues
On January 1, 2019, we adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, using the modified retrospective method and applied the guidance only to contracts that were not completed as of that date. As a result, prior period amounts continue to be reported under legacy accounting principles generally accepted in the United States of America (“GAAP”). The adoption did not change the historical pattern of recognizing revenue for management fees, administrative fees or incentive fees, except for classification changes. Prior to the adoption of ASC 606, we deferred the recognition of revenue for all realized carried interest subject to clawback until the earlier of the termination of the related fund or the point at which repayment of any of the distributed carried interest could no longer occur. Under ASC 606, realized carried interest is considered variable consideration and is therefore constrained and not recognized until it is probable that a significant reversal will not occur. We have defined the portion to be deferred as the amount of carried interest, typically net of tax, that we would be required to return if there were no remaining investments at the assessment date.
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
Change in Fair Value of Warrant Liabilities
Change in fair value of warrant liabilities are non-cash changes and consist of fair value adjustments related to the outstanding public and private warrants issued in connection with the Transaction. The warrant liabilities are classified as marked-to-market liabilities pursuant to ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and the corresponding increase or decrease in value impacts our net income (loss).
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

Results of Operations
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

	Year Ended December 31,
	2020	2019	Change	% Change
	(in thousands)
Revenues
Management fees	$310,745	$324,716	$(13,971)	(4)%
Incentive fees	111,650	84,165	27,485	33%
Other operating income	7,586	7,513	73	1%
Total operating revenues	429,981	416,394	13,587	3%

Expenses
Employee compensation and benefits	388,465	242,967	145,498	60%
General, administrative and other	84,631	88,458	(3,827)	(4)%
Total operating expenses	473,096	331,425	141,671	43%
Operating income (loss)	(43,115)	84,969	(128,084)	(151)%
Investment income	10,742	7,521	3,221	43%
Interest expense	(23,446)	(25,680)	2,234	(9)%
Other income (expense)	(9,562)	(4,494)	(5,068)	113%
Change in fair value of warrant liabilities	(13,315)	—	(13,315)	NM
Net other income (expense)	(35,581)	(22,653)	(12,928)	57%
Income (loss) before income taxes	(78,696)	62,316	(141,012)	(226)%
Income taxes	4,506	2,318	2,188	94%
Net income (loss)	(83,202)	59,998	(143,200)	(239)%
Less: Net income attributable to redeemable noncontrolling interest	14,069	—	14,069	NM
Less: Net income attributable to noncontrolling interests in subsidiaries	11,617	13,221	(1,604)	(12)%
Less: Net income (loss) attributable to noncontrolling interests in GCMH	(112,937)	46,777	(159,714)	(341)%
Net income attributable to GCM Grosvenor Inc.	$4,049	$—	$4,049	NM
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
General, administrative and other decreased $3.8 million, or 4%, to $84.6 million, for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to a $11.6 million decrease in travel, meals and entertainment expenses and a $3.7 million decrease in other costs associated with our operations. The decrease in travel, meals and entertainment expenses resulted from reduced travel during the COVID-19 pandemic. The decrease in other costs associated with our operations primarily resulted from lower office costs and conferences. These decreases were partially offset by a $11.9 million increase in professional fees, primarily due to the business combination Transaction and Mosaic Transaction.

Net Other Income (Expense)
Net other income (expense) increased $12.9 million, or 57%, to $(35.6) million for the year ended December 31, 2020 compared to the year ended December 31, 2019.
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
Change in fair value of warrant liabilities of $13.3 million for the year ended December 31, 2020 was due to the issuance of public and private warrants as part of the Transaction and their subsequent change in fair value.
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
Our effective income tax rate was (6)% and 4% for the years ended December 31, 2020 and 2019, respectively. Our overall effective tax rate is less than the statutory rate primarily because (a) we were not subject to U.S. federal taxes prior to the Transaction and (b) a portion of income is allocated to noncontrolling interests, and the tax liability on such income is borne by the holders of such noncontrolling interests.

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

Summary of Non-GAAP Financial Measures

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Revenues
Private markets strategies	$149,990	$150,985	$131,508
Absolute return strategies	152,349	167,023	179,948
Management fees, net (1)	302,339	318,008	311,456
Administrative fees and other operating income	7,586	7,513	5,839
Less:
Cash-based employee compensation and benefits, net (2)	(158,194)	(165,212)	(152,568)
General, administrative and other, net (1)	(76,225)	(81,749)	(88,813)
Plus:
Amortization of intangibles	7,504	7,794	7,813
Non-core items (3)	12,059	1,740	5,246
Adjusted Fee Related Earnings	95,069	88,094	88,973
Incentive fees:
Performance fees	52,726	14,413	3,111
Carried interest	58,924	69,752	53,948
Incentive fee related compensation and NCI:
Cash-based incentive fee related compensation	(11,454)	—	—
Carried interest compensation, net (4)	(34,970)	(39,560)	(27,912)
Carried interest attributable to noncontrolling interest	(16,089)	(11,344)	(8,963)
Interest income	377	1,064	889
Other (income) expense	147	(142)	(88)
Depreciation	2,314	2,544	3,850
Adjusted EBITDA	147,044	124,821	113,808
Depreciation	(2,314)	(2,544)	(3,850)
Interest expense	(23,446)	(25,680)	(26,468)
Adjusted Pre-tax Net Income	121,284	96,597	83,490
Adjusted income taxes(5)	(30,321)	(24,149)	(20,873)
Adjusted Net Income	$90,963	$72,448	$62,617
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
(3) Includes transaction related costs of $11.6 million, $0.8 million and $4.6 million for the years ended December 31, 2020, 2019 and 2018, respectively, and other non-core operating expenses.
(4) Excludes the impact of non-cash carried interest compensation of $0.7 million, $0.7 million, and $3.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
Adjusted pre-tax income represents net income attributable to GCM Grosvenor Inc. including (a) net income attributable to GCMH, excluding (b) income taxes, (c) changes in fair value of derivatives and warrants, (d) partnership interest-based and non-cash compensation, (e) unrealized investment income, and (f) certain other items that we believe are not indicative of our core performance, including charges related to corporate transactions and employee severance. We believe adjusted pre-tax income is useful to investors because it provides additional insight into the operating profitability of our business.
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
The following tables show reconciliations of net income attributable to GCM Grosvenor Inc. and Adjusted pre-tax income, Adjusted net income and Adjusted EBITDA for the years ended December 31, 2020, 2019 and 2018, respectively:
Years Ended December 31, 2020, 2019 and 2018

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Adjusted pre-tax income & Adjusted net income
Net income attributable to GCM Grosvenor Inc.	$4,049	$—	$—
Plus:
Net income (loss) attributable to GCMH	(112,937)	46,777	39,199
Income taxes	4,506	2,318	1,395
Change in fair value of derivatives	8,572	5,417	1,344
Change in fair value of warrants	13,315	—	—
Amortization expense	7,504	7,794	7,813
Severance	7,636	4,650	4,783
Transaction expenses(1)	11,603	770	4,639
Other non-cash compensation	4,944	4,935	3,787
Loss on extinguishment of debt	1,514	—	—
Partnership interest-based compensation	172,358	30,233	19,495
Less:
Investment income, net of noncontrolling interests	(1,070)	(5,579)	(2,833)
Non-cash carried interest compensation	(710)	(718)	3,868
Adjusted pre-tax income	121,284	96,597	83,490
Less:
Adjusted income taxes(2)	(30,321)	(24,149)	(20,873)
Adjusted net income	$90,963	$72,448	$62,617

Adjusted EBITDA
Adjusted net income	$90,963	$72,448	$62,617
Plus:
Adjusted income taxes(2)	30,321	24,149	20,873
Depreciation expense	2,314	2,544	3,850
Interest expense	23,446	25,680	26,468
Adjusted EBITDA	$147,044	$124,821	$113,808

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
Net Cash Provided by Operating Activities
Net cash provided by operating activities was primarily driven by our net income in the respective periods after adjusting for significant non-cash activities, including depreciation and amortization expense, non-cash partnership interest-based compensation, the change in fair value of derivatives and warrants and the change in equity value of our investments, in addition to proceeds received from return on investments and the payment of bonus compensation.
Net cash provided by operating activities was $68.2 million, $96.2 million and $117.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. These operating cash flows were primarily driven by:
•net income (loss) of $(83.2) million, $60.0 million and $63.7 million for the years ended December 31, 2020, 2019 and 2018, respectively, adjusted for $203.8 million, $44.8 million and $18.7 million of non-cash activities, respectively, as well as changes in working capital; and

•proceeds received from investments of $8.1 million, $10.3 million and $18.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
On February 24, 2021, we entered into an amended credit agreement, which among other things reduced the interest rate margin and extended the maturity dates of our Term Loan Facility. Concurrently with the amendment, we also made a voluntary prepayment on the Term Loan Facility in an aggregate principal amount of $50.3 million. See Note 23 under the accompanying Notes to Consolidated Financial Statements for additional details.
See Note 15 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a summary of our outstanding indebtedness.
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
Tax Receivable Agreement
Exchanges of Grosvenor common units by limited partners of GCMH will result in increases in the tax basis in our share of the assets of GCMH and its subsidiaries that otherwise would not have been available. These increases in tax basis are expected to increase our depreciation and amortization deductions and create other tax benefits and therefore may reduce the amount of tax that we would otherwise be required to pay in the future. The Tax Receivable Agreement requires us to pay 85% of the amount of these and certain other tax benefits, if any, that we realize (or are deemed to realize in certain circumstances) to the TRA Parties. As of December 31, 2020, the payable to related parties pursuant to the tax receivable agreement was $60.5 million.
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
Public and Private Warrants
In connection with the Transaction, we issued public and private warrants. We evaluated the public and private warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in equity (deficit) within the Consolidated Statements of Financial Condition. Specifically, the exercise of the public and private warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of our Class A shareholders. Because such a tender offer may not result in a change in control and trigger cash settlement and we do not control the occurrence of such event, we concluded that the public warrants and private warrants do not meet the conditions to be classified in equity (deficit). Since the public and private warrants meet the definition of a derivative under ASC 815, we recorded these warrants as liabilities on the Consolidated Statements of Financial Condition at fair value accordance with ASC 820, Fair Value Measurement, with subsequent changes in their respective fair values recognized in the Consolidated Statements of Income at each reporting date. Because the public warrants are publicly traded and thus have an observable market price, fair value adjustments were determined by utilizing the market prices whereas the private warrants were valued using the binomial option valuation model. The changes in the fair value of the warrants may be material to our future operating results.
Recent Accounting Pronouncements
Information regarding recent accounting developments and their impact on our results can be found in Note 2 in the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report.
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
On February 24, 2021, we entered into an amended credit agreement, which among other things reduced the interest rate margin and extended the maturity dates of our Term Loan Facility. Concurrently with the amendment, we also made a voluntary prepayment on the Term Loan Facility in an aggregate principal amount of $50.3 million. See Note 23 under the accompanying Notes to Consolidated Financial Statements for additional details.
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

Restatement of 2020 Financial Statements

As discussed in Note 4 to the consolidated financial statements, the 2020 consolidated financial statements have been restated to correct a misstatement.

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

Chicago, Illinois
March 12, 2021, except for the impact of the matter discussed in Note 4 – Restatement of Previously Issued Consolidated Financial Statements, as to which the date is May 10, 2021

GCM Grosvenor Inc.
Consolidated Statements of Financial Condition
(In thousands, except share and per share amounts)

	As of December 31,
	2020 (As Restated1)	2019
Assets
Cash and cash equivalents	$198,146	$79,866
Management fees receivable	14,524	13,896
Incentive fees receivable	69,424	20,771
Due from related parties	11,326	10,226
Investments	166,273	159,358
Premises and equipment, net	7,870	8,871
Intangible assets, net	8,588	16,092
Goodwill	28,959	28,959
Deferred tax assets, net	74,153	126
Other assets	53,015	34,991
Total assets	632,278	373,156
Liabilities and Equity (Deficit)
Accrued compensation and benefits	74,681	63,668
Employee related obligations	25,274	22,614
Debt	335,155	448,500
Payable to related parties pursuant to the tax receivable agreement	60,518	—
Warrant liabilities	42,793	—
Accrued expenses and other liabilities	60,926	52,204
Total liabilities	599,347	586,986
Commitments and contingencies (Note 18)
Redeemable noncontrolling interest	115,121	—

Partners’ deficit	—	(308,373)
Preferred stock, $0.0001 par value, 100,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2020	—	—
Class A common stock, $0.0001 par value, 700,000,000 authorized; 40,835,093 issued and outstanding as of December 31, 2020	4	—
Class B common stock, $0.0001 par value, 500,000,000 authorized; 0 shares issued and outstanding as of December 31, 2020	—	—
Class C common stock, $0.0001 par value, 300,000,000 authorized; 144,235,246 issued and outstanding as of December 31, 2020	14	—
Additional paid-in capital	2,705	—
Accumulated other comprehensive loss	(2,233)	(6,854)
Retained earnings	(29,832)	—
Member’s deficit - GCM, L.L.C.	—	(66)
Total GCM Grosvenor Inc. deficit / partners’ and member’s deficit	(29,342)	(315,293)
Noncontrolling interests in subsidiaries	94,013	101,463
Noncontrolling interests in GCMH	(146,861)	—
Total deficit	(82,190)	(213,830)
Total liabilities and equity (deficit)	$632,278	$373,156
(1) For discussion on the restatement adjustments, see Note 4.

See accompanying notes to consolidated financial statements.

GCM Grosvenor Inc.
Consolidated Statements of Income
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2020 (As Restated1)	2019	2018
Revenues
Management fees	$310,745	$324,716	$315,598
Incentive fees	111,650	84,165	57,059
Other operating income	7,586	7,513	5,839
Total operating revenues	429,981	416,394	378,496
Expenses
Employee compensation and benefits	388,465	242,967	210,414
General, administrative and other	84,631	88,458	92,955
Total operating expenses	473,096	331,425	303,369
Operating income (loss)	(43,115)	84,969	75,127
Investment income	10,742	7,521	16,963
Interest expense	(23,446)	(25,680)	(26,468)
Other income (expense)	(9,562)	(4,494)	(542)
Change in fair value of warrant liabilities	(13,315)	—	—
Net other income (expense)	(35,581)	(22,653)	(10,047)
Income (loss) before income taxes	(78,696)	62,316	65,080
Income taxes	4,506	2,318	1,395
Net income (loss)	(83,202)	59,998	63,685
Less: Net income attributable to redeemable noncontrolling interest	14,069	—	—
Less: Net income attributable to noncontrolling interests in subsidiaries	11,617	13,221	24,486
Less: Net income (loss) attributable to noncontrolling interests in GCMH	(112,937)	46,777	39,199
Net income attributable to GCM Grosvenor Inc.	$4,049	$—	$—

Earnings (loss) per share of Class A common stock (2) :
Basic	$0.10	—	—
Diluted	$(0.58)	—	—
Weighted average shares of Class A common stock outstanding (2) :
Basic	39,984,515	—	—
Diluted	184,219,761	—	—
(1) For discussion on the restatement adjustments, see Note 4.
(2)     Represents earnings (loss) per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period from November 17, 2020 through December 31, 2020, the period following the Transaction, as defined in Note 3 (see Note 21).
See accompanying notes to consolidated financial statements.

GCM Grosvenor Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2020 (As Restated1)	2019	2018
Net income (loss)	$(83,202)	$59,998	$63,685
Other comprehensive income (loss):
Unrealized gain on cash flow hedges	(4,880)	(6,521)	1,264
Foreign currency translation adjustment	778	253	(110)
Total other comprehensive income (loss)	(4,102)	(6,268)	1,154
Comprehensive income (loss) before noncontrolling interests	(87,304)	53,730	64,839
Less: Comprehensive income attributable to redeemable noncontrolling interest	14,069	—	—
Less: Comprehensive income attributable to noncontrolling interests in subsidiaries	11,617	13,221	24,486
Less: Comprehensive income (loss) attributable to noncontrolling interests in GCMH	(117,288)	40,509	40,353
Comprehensive income (loss) attributable to GCM Grosvenor Inc.	$4,298	$—	$—
(1) For discussion on the restatement adjustments, see Note 4.
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

GCM Grosvenor Inc.
Consolidated Statements of Equity (Deficit) — (Continued)
(In thousands)
(As Restated)

	Partners’ Deficit	Member’s Deficit-GCM, L.L.C.	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Noncontrolling Interest in GCMH	Total Equity (Deficit)	Redeemable Noncontrolling Interest
Balance, December 31, 2019	$(308,373)	$(66)	$—	$—	$—	$—	$(6,854)	$101,463	$—	$(213,830)	$—

Cumulative-effect adjustment from adoption of ASU 2017-12	(650)	—	—	—	—	—	650	—	—	—	—
Capital contributions from noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	4,035	—	4,035	—
Capital contributions from redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	—	173,797
Deemed contributions prior to the Transaction	42,410	—	—	—	—	—	—	—	—	42,410	—
Capital distributions	(153,524)	(146)	—	—	—	—	—	—	—	(153,670)	—
Capital distributions paid to noncontrolling interest	—	—	—	—	—	—	—	(23,102)	—	(23,102)	—
Capital distributions paid to redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(16,710)
Equity transaction with Mosaic	60,935	—	—	—	—	—	—	—	—	60,935	(60,935)
Unrealized loss on cash flow hedge prior to the Transaction	—	—	—	—	—	—	(5,641)	—	—	(5,641)	—
Translation adjustment prior to the Transaction	—	—	—	—	—	—	393	—	—	393	—
Net income (loss) prior to the Transaction	(6,990)	67	—	—	—	—	—	3,873	—	(3,050)	5,944
Issuance of Class A common stock pursuant to the Transaction and PIPE transaction	—	—	4	—	339,315	—	—	—	—	339,319	—
Issuance of Class C common stock to existing members	—	—	—	14	(14)	—	—	—	—	—	—
Effect of the Transaction and purchase of GCMH units	366,192	145	—	—	(343,434)	(32,817)	8,970	—	(141,905)	(142,849)	—
Deferred tax adjustments related to TRA	—	—	—	—	14,011	—	—	—	129	14,140	—
Deferred costs	—	—	—	—	(9,878)	—	—	—	(35,689)	(45,567)	—
Issuance of Class A common stock due to exercised warrants	—	—	—	—	2,705	—	—	—	9,609	12,314	—
Deemed contributions subsequent to the Transaction	—	—	—	—	—	—	—	—	129,948	129,948	—
Equity reallocation to redeemable noncontrolling interest	—	—	—	—	—	(1,064)	—	—	(3,836)	(4,900)	4,900
Unrealized gain on cash flow hedge subsequent to the Transaction	—	—	—	—	—	—	165	—	596	761	—
Translation adjustment subsequent to the Transaction	—	—	—	—	—	—	84	—	301	385	—
Net income (loss) subsequent to the Transaction	—	—	—	—	—	4,049	—	7,744	(106,014)	(94,221)	8,125
Balance, December 31, 2020, as restated[1]	$—	$—	$4	$14	$2,705	$(29,832)	$(2,233)	$94,013	$(146,861)	$(82,190)	$115,121
(1) For discussion on the restatement adjustments, see Note 4.
See accompanying notes to consolidated financial statements.

GCM Grosvenor Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2020 (As Restated1)	2019	2018
Cash flows from operating activities
Net income (loss)	$(83,202)	$59,998	$63,685
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization expense	9,818	10,338	11,663
Deferred taxes	629	—	—
Other non-cash compensation	4,564	4,030	1,788
Non-cash partnership interest-based compensation	172,358	30,233	19,495
Amortization of debt issuance costs	1,336	1,643	1,686
Loss on extinguishment of debt	1,514	—	—
Change in fair value of derivatives	8,572	5,417	1,344
Change in fair value of warrants liabilities	13,315	—	—
Amortization of deferred rent	130	152	(897)
Proceeds received from investments	8,050	10,289	18,347
Non-cash investment income	(10,742)	(7,521)	(16,963)
Other	2,351	526	539
Change in assets and liabilities
Management fees receivable	(595)	5,132	(291)
Incentive fees receivable	(48,653)	(7,242)	7,594
Due from related parties	(1,100)	(3,467)	(1,218)
Other assets	(16,568)	(5,876)	1,968
Accrued compensation and benefits	6,295	(3,531)	(459)
Employee related obligations	2,660	(4,029)	6,583
Accrued expenses and other liabilities	(2,562)	101	2,165
Net cash provided by operating activities	68,170	96,193	117,029
Cash flows from investing activities
Purchases of premises and equipment	(1,308)	(3,995)	(868)
Contributions/subscriptions to investments	(23,911)	(21,505)	(23,210)
Withdrawals/redemption from investments	19,688	31,630	32,040
Net cash provided by (used in) investing activities	(5,531)	6,130	7,962
Cash flows from financing activities
Capital contributions received from noncontrolling interest	177,832	4,720	6,447
Capital contributions received from member	—	18	—
Capital distributions paid to partners and member	(153,670)	(69,624)	(82,247)
Capital distributions paid to the noncontrolling interest	(39,812)	(43,660)	(49,234)
Proceeds from credit facility	20,000	25,000	—
Principal payments on credit facility	(45,000)	—	—
Principal payments on senior loan	(91,195)	(7,325)	(27,447)
Debt issuance costs	—	—	(1,291)
Capital contributions related to the Transaction and PIPE transactions net of underwriting costs	179,857	—	—
Proceeds from exercise of warrants	6,745	—	—
Net cash provided by (used in) financing activities	54,757	(90,871)	(153,772)
Effect of exchange rate changes on cash	884	314	(182)
Net increase (decrease) in cash and cash equivalents	$118,280	$11,766	$(28,963)
Cash and cash equivalents
Beginning of year	79,866	68,100	97,063
End of year	$198,146	$79,866	$68,100
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$21,464	$22,674	$23,587
Cash paid during the year for income taxes	$3,160	$1,739	$1,352
Supplemental disclosure of non-cash information from financing activities
Deemed contributions from GCMH Equityholders	$172,358	$30,233	$19,495
Establishment of deferred tax assets, net related to tax receivable agreement and the Transaction	$14,140	$—	$—
(1) For discussion on the restatement adjustments, see Note 4.
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
The Company has restated herein the consolidated financial statements as of and for the year ended December 31, 2020. The Company also restated impacted amounts within Note 4, to the consolidated financial statements, as applicable.
2. Summary of Significant Accounting Policies (as restated)
Basis of Presentation
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
2. Summary of Significant Accounting Policies (as restated) (cont.)

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
The Company determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders that conclusion continuously. At each reporting date, the Company assesses whether it is the primary beneficiary and will consolidate or deconsolidate accordingly. Refer to Note 12 for additional information on the Company’s VIEs.
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
2. Summary of Significant Accounting Policies (as restated) (cont.)

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
Due from Related Parties
Due from related parties includes amounts receivable from the Company’s existing partners, employees, and nonconsolidated funds. Refer to Note 19 for further disclosure of transactions with related parties.
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
2. Summary of Significant Accounting Policies (as restated) (cont.)

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
Public and Private Warrants
The Company evaluated the public and private warrants under Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified as equity (deficit) in the Consolidated Statements of Financial Condition. Specifically, the exercise of the public and private warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of the Company’s Class A shareholders. Because such a tender offer may not result in a change in control and trigger cash settlement and we do not control the occurrence of such event, the Company concluded that the public warrants and private warrants do not meet the conditions to be classified as equity (deficit) in the Consolidated Statements of Financial Condition. Since the public and private

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)
2. Summary of Significant Accounting Policies (as restated) (cont.)

warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities in the Consolidated Statements of Financial Condition at fair value upon the closing of the Transaction in accordance with ASC 820, Fair Value Measurement, with subsequent changes in their respective fair values recorded in the change in fair value of warrant liabilities within the Consolidated Statements of Income at each reporting date.
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
Revenue Recognition
On January 1, 2019, the Company adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective method and applied the guidance only to contracts that were not completed as of that date. As a result, prior period amounts continue to be reported under legacy GAAP. The adoption did not change the historical pattern of recognizing revenue for management fees, administrative fees or incentive fees, except for classification changes described further below. The Company recorded a cumulative-effect decrease to total partners’ deficit attributable to GCMH and an increase to noncontrolling interest of $10.4 million and $1.5 million, respectively, related to a change in the Company’s recognition of carried interest subject to potential repayment (“clawback”). Prior to the adoption of ASC 606, the Company deferred the recognition of revenue for all realized carried interest subject to clawback (typically for carried interest calculated under a deal-by-deal or, American waterfall) until the earlier of the termination of the related fund or the point at which repayment of any of the distributed carried interest could no longer occur. Under ASC 606, realized carried interest is considered variable consideration and is therefore constrained and not recognized until it is probable that a significant reversal will not occur. The Company has defined the portion to be deferred as the amount of carried interest, typically net of tax, that the Company would be required to return if there were no remaining investments at the assessment date. The adjustment also resulted in a net increase in incentive fees receivable of $1.3 million and decrease to deferred revenue, recorded within accrued expenses and other liabilities in the Consolidated Statements of Financial Condition, of $10.6 million.
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
2. Summary of Significant Accounting Policies (as restated) (cont.)

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
The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring the promised services to the customer. The Company’s management fees attributable to the GCM Funds investing in public market investments consist primarily of fees based on the net asset value of the assets managed. Fees may be calculated on a monthly or quarterly basis as of each subscription date, either in advance or arrears. Investment management fees calculated on a monthly or quarterly basis are primarily based on the assets under management at the beginning or end of such monthly or quarterly period or on average net assets.
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
2. Summary of Significant Accounting Policies (as restated) (cont.)

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
2. Summary of Significant Accounting Policies (as restated) (cont.)

Distribution Relationships
The Company has entered into a number of distribution relationships with financial services firms to assist it in developing and servicing its client base. These relationships are non-exclusive and generally enable the Company to have direct contact with major clients.
Management and incentive fee revenue in the Consolidated Statements of Income is recorded on a gross basis. Expenses pursuant to the revenue sharing arrangements in connection with these distribution agreements of $7.8 million, $9.2 million and $10.3 million for the years ended December 31, 2020, 2019 and 2018 were recorded within general, administrative and other in the Consolidated Statements of Income.
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
2. Summary of Significant Accounting Policies (as restated) (cont.)

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
Derivative Instruments
Derivative instruments enable the Company to manage its exposure to interest rate risk. The Company generally does not engage in derivative or hedging activities, except to hedge interest rate risk on floating rate debt, as described in Note 16.
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
2. Summary of Significant Accounting Policies (as restated) (cont.)

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
Transaction Expenses
Legal fees and other costs that were determined to be direct and incremental to the Transaction as described in Note 3, were recorded to stockholders' equity/partners’ and member’s capital (deficit) as a reduction to additional paid-in capital in the Consolidated Statements of Financial Conditions. Other fees associated with the Transaction as described in Note 3, that were not direct and incremental were recorded to general, administrative and other in the Consolidated Statements of Income.
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
2. Summary of Significant Accounting Policies (as restated) (cont.)

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
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which modifies ASC 740 to simplify the accounting for income taxes. The guidance, among other changes, (i) provides a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax and (ii) provides guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted, including adoption in any interim period for (1) public business entities for periods for which

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)
2. Summary of Significant Accounting Policies (as restated) (cont.)

financial statements have not yet been issued and (2) all other entities for periods for which financial statements have not yet been made available for issuance. The Company will defer adoption until the guidance is effective for non-public entities, as the Company currently qualifies as an EGC and has elected to take advantage of the extended transition period afforded to EGCs as it applies to the adoption of new accounting standards. The amendments related to changes in ownership of foreign equity method investments or foreign subsidiaries should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The amendments related to franchise taxes that are partially based on income should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. All other amendments should be applied on a prospective basis. The Company is currently evaluating the impact on its consolidated financial statements upon adoption of this standard.
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
2. Summary of Significant Accounting Policies (as restated) (cont.)

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

3. Business Combination (as restated)
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

3. Business Combination (as restated) (cont.)
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
On the date of the Transaction, the Company recorded a liability related to the public and private warrants of $31.2 million, with offsetting entries to retained earnings and noncontrolling interests in GCMH, as applicable, in the Consolidated Statements of Financial Condition.
In conjunction with the Transaction, the Company incurred approximately $11.6 million of transaction expenses, which were recorded within general, administrative and other expense in the Consolidated Statements of Income.
4. Restatement of Previously Issued Consolidated Financial Statements
Restatement Background
On April 12, 2021, the Staff of the SEC released a statement (the “SEC Statement”) informing market participants that certain features of warrants commonly issued in transactions involving special purpose acquisition companies (“SPACs”), which features may also exist in certain non-SPAC issuers, may require classification as a liability of the entity measured at fair value, with changes in fair value reported in earnings each period. The Company previously classified its private placement warrants and public warrants (collectively, the “Warrants”) as components of equity. For a full description of the terms of the Warrants, please refer to the Warrant Agreement attached as Exhibit 4.1 to this Annual Report.
The SEC Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across many entities”. The SEC Statement indicated that when one or more of such features is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.” Following consideration of the guidance in the SEC Statement, while the terms of the Warrants as set forth in the Warrant Agreement have not changed, the Company concluded the Warrants should be classified as a liability under Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. Specifically, the exercise of the Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of our Class A shareholders. Because such a tender offer may not result in a change in control and trigger cash settlement and we do not control the occurrence of such event, we concluded that the Warrants do not meet the conditions to be classified in equity (deficit).

As a result of classifying the Warrants as liabilities, a portion of our transaction costs that were previously included in equity were allocated to the Warrants and recorded as general and administrative expenses.
Description of Restatement Tables
The following tables present the impact of the adjustments described above to our previously reported Consolidated Statements of Financial Condition as of December 31, 2020 and the Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Equity (Deficit) and Consolidated Statements of Cash Flows for the year ended December 31, 2020. The amounts as previously reported were derived from the Original Form 10-K for the year ended December 31, 2020, filed with the SEC on March 12, 2021.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

Consolidated Statements of Financial Condition

	As of December 31, 2020
	As Previously Reported	Restatement Impacts	As Restated
Assets
Cash and cash equivalents	$198,146	$—	$198,146
Management fees receivable	14,524	—	14,524
Incentive fees receivable	69,424	—	69,424
Due from related parties	11,326	—	11,326
Investments	166,273	—	166,273
Premises and equipment, net	7,870	—	7,870
Intangible assets, net	8,588	—	8,588
Goodwill	28,959	—	28,959
Deferred tax assets, net	73,766	387	74,153
Other assets	53,015	—	53,015
Total assets	631,891	387	632,278
Liabilities and Equity (Deficit)
Accrued compensation and benefits	74,681	—	74,681
Employee related obligations	25,274	—	25,274
Debt	335,155	—	335,155
Payable to related parties pursuant to the tax receivable agreement	60,131	387	60,518
Warrant liabilities	—	42,793	42,793
Accrued expenses and other liabilities	60,926	—	60,926
Total liabilities	556,167	43,180	599,347
Commitments and contingencies (Note 18)
Redeemable noncontrolling interest	115,121	—	115,121

Partners’ deficit	—	—	—
Preferred stock, $0.0001 par value, 100,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2020	—	—	—
Class A common stock, $0.0001 par value, 700,000,000 authorized; 40,835,093 issued and outstanding as of December 31, 2020	4	—	4
Class B common stock, $0.0001 par value, 500,000,000 authorized; 0 shares issued and outstanding as of December 31, 2020	—	—	—
Class C common stock, $0.0001 par value, 300,000,000 authorized; 144,235,246 issued and outstanding as of December 31, 2020	14	—	14
Additional paid-in capital	2,298	407	2,705
Accumulated other comprehensive income (loss)	(2,233)	—	(2,233)
Retained earnings	(20,098)	(9,734)	(29,832)
Member’s deficit - GCM, L.L.C.	—	—	—
Total GCM Grosvenor Inc. deficit / partners’ and member’s deficit	(20,015)	(9,327)	(29,342)
Noncontrolling interests in subsidiaries	94,013	—	94,013
Noncontrolling interests in GCMH	(113,395)	(33,466)	(146,861)
Total deficit	(39,397)	(42,793)	(82,190)
Total liabilities and equity (deficit)	$631,891	$387	$632,278

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

Consolidated Statements of Income

	Year Ended December 31, 2020
	As Previously Reported	Restatement Impacts	As Restated
Revenues
Management fees	$310,745	$—	$310,745
Incentive fees	111,650	—	111,650
Other operating income	7,586	—	7,586
Total operating revenues	429,981	—	429,981
Expenses
Employee compensation and benefits	388,465	—	388,465
General, administrative and other	82,374	2,257	84,631
Total operating expenses	470,839	2,257	473,096
Operating loss	(40,858)	(2,257)	(43,115)
Investment income	10,742	—	10,742
Interest income (expense)	(23,446)	—	(23,446)
Other income (expense)	(9,562)	—	(9,562)
Change in fair value of warrant liabilities	—	(13,315)	(13,315)
Net other income (expense)	(22,266)	(13,315)	(35,581)
Loss before income taxes	(63,124)	(15,572)	(78,696)
Income taxes	4,506	—	4,506
Net loss	(67,630)	(15,572)	(83,202)
Less: Net income attributable to redeemable noncontrolling interest	14,069	—	14,069
Less: Net income attributable to noncontrolling interests in subsidiaries	11,617	—	11,617
Less: Net income (loss) attributable to noncontrolling interests in GCMH	(100,823)	(12,114)	(112,937)
Net income (loss) attributable to GCM Grosvenor Inc.	$7,507	$(3,458)	$4,049

Earnings (loss) per share of Class A common stock (1) :
Basic	$0.19	$(0.09)	$0.10
Diluted	$(0.50)	$(0.08)	$(0.58)
Weighted average shares of Class A common stock outstanding (1) :
Basic	39,984,515	—	39,984,515
Diluted	184,219,761	—	184,219,761
(1) Represents earnings (loss) per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period from November 17, 2020 through December 31, 2020, the period following the Transaction, as defined in Note 3 (see Note 21).

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

Consolidated Statements of Comprehensive Income

	Year Ended December 31, 2020
	As Previously Reported	Restatement Impacts	As Restated
Net loss	$(67,630)	$(15,572)	$(83,202)
Other comprehensive income (loss):
Unrealized gain on cash flow hedges	(4,880)	—	(4,880)
Foreign currency translation adjustment	778	—	778
Total other comprehensive income (loss)	(4,102)	—	(4,102)
Comprehensive income (loss) before noncontrolling interests	(71,732)	(15,572)	(87,304)
Less: Comprehensive income attributable to redeemable noncontrolling interest	14,069	—	14,069
Less: Comprehensive income attributable to noncontrolling interests in subsidiaries	11,617	—	11,617
Less: Comprehensive income (loss) attributable to noncontrolling interests in GCMH	(105,174)	(12,114)	(117,288)
Comprehensive income (loss) attributable to GCM Grosvenor Inc.	$7,756	$(3,458)	$4,298

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

Consolidated Statements of Equity (Deficit)

The following table summarizes the effect of the restatement on each impacted financial statement line on the Consolidated Statements of Equity (Deficit) for the year ended December 31, 2020.

	Partners’ Deficit	Member’s Deficit-GCM, L.L.C.	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Noncontrolling Interest in GCMH	Total Equity (Deficit)	Redeemable Noncontrolling Interest
As Previously Reported, For The Year Ended December 31, 2020
Effect of the Transaction and purchase of GCMH units	$366,192	$145	$—	$—	$(342,945)	$(26,541)	$8,970	$—	$(117,459)	$(111,638)	$—
Deferred costs	—	—	—	—	(10,367)	—	—	—	(37,457)	(47,824)	—
Issuance of Class A common stock due to exercised warrants	—	—	—	—	2,298	—	—	—	8,283	10,581	—
Net income (loss) subsequent to the Transaction	—	—	—	—	—	7,507	—	7,744	(93,900)	(78,649)	8,125
Restatement Impacts, For The Year Ended December 31, 2020
Effect of the Transaction and purchase of GCMH units	—	—	—	—	(489)	(6,276)	—	—	(24,446)	(31,211)	—
Deferred costs	—	—	—	—	489	—	—	—	1,768	2,257	—
Issuance of Class A common stock due to exercised warrants	—	—	—	—	407	—	—	—	1,326	1,733	—
Net income (loss) subsequent to the Transaction	—	`	—	—	—	(3,458)	—	—	(12,114)	(15,572)	—
As Restated, For The Year Ended December 31, 2020
Effect of the Transaction and purchase of GCMH units	366,192	145	—	—	(343,434)	(32,817)	8,970	—	(141,905)	(142,849)	—
Deferred costs	—	—	—	—	(9,878)	—	—	—	(35,689)	(45,567)	—
Issuance of Class A common stock due to exercised warrants	—	—	—	—	2,705	—	—	—	9,609	12,314	—
Net income (loss) subsequent to the Transaction	$—	$—	$—	$—	$—	$4,049	$—	$7,744	$(106,014)	$(94,221)	$8,125

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

Consolidated Statements of Cash Flows

	Year Ended December 31, 2020
	As Previously Reported	Restatement Impacts	As Restated
Cash flows from operating activities
Net income (loss)	$(67,630)	$(15,572)	$(83,202)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization expense	9,818	—	9,818
Deferred taxes	629	—	629
Other non-cash compensation	4,564	—	4,564
Non-cash partnership interest-based compensation	172,358	—	172,358
Amortization of debt issuance costs	1,336	—	1,336
Loss on extinguishment of debt	1,514	—	1,514
Change in fair value of derivatives	8,572	—	8,572
Change in fair value of warrants liabilities	—	13,315	13,315
Amortization of deferred rent	130	—	130
Proceeds received from investments	8,050	—	8,050
Non-cash investment income	(10,742)	—	(10,742)
Other	94	2,257	2,351
Change in assets and liabilities		—
Management fees receivable	(595)	—	(595)
Incentive fees receivable	(48,653)	—	(48,653)
Due from related parties	(1,100)	—	(1,100)
Other assets	(16,568)	—	(16,568)
Accrued compensation and benefits	6,295	—	6,295
Employee related obligations	2,660	—	2,660
Accrued expenses and other liabilities	(2,562)	—	(2,562)
Net cash provided by operating activities	68,170	—	68,170
Cash flows from investing activities		—
Purchases of premises and equipment	(1,308)	—	(1,308)
Contributions/subscriptions to investments	(23,911)	—	(23,911)
Withdrawals/redemption from investments	19,688	—	19,688
Net cash provided by (used in) investing activities	(5,531)	—	(5,531)
Cash flows from financing activities		—
Capital contributions received from noncontrolling interest	177,832	—	177,832
Capital contributions received from member	—	—	—
Capital distributions paid to partners and member	(153,670)	—	(153,670)
Capital distributions paid to the noncontrolling interest	(39,812)	—	(39,812)
Proceeds from credit facility	20,000	—	20,000
Principal payments on credit facility	(45,000)	—	(45,000)
Principal payments on senior loan	(91,195)	—	(91,195)
Debt issuance costs	—	—	—
Capital contributions related to the Transaction and PIPE transactions net of underwriting costs	179,857	—	179,857
Proceeds from exercise of warrants	6,745	—	6,745
Net cash provided by (used in) financing activities	54,757	—	54,757
Effect of exchange rate changes on cash	884	—	884
Net increase (decrease) in cash and cash equivalents	$118,280	$—	$118,280
Cash and cash equivalents		—
Beginning of year	79,866	—	79,866
End of year	$198,146	$—	$198,146
Supplemental disclosure of cash flow information		—
Cash paid during the year for interest	$21,464	$—	$21,464
Cash paid during the year for income taxes	$3,160	$—	$3,160
Supplemental disclosure of non-cash information from financing activities		—
Deemed contributions from GCMH Equityholders	$172,358	$—	$172,358
Establishment of deferred tax assets, net related to tax receivable agreement and the Transaction	$14,140	$—	$14,140

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

5. Mosaic Transaction
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
The Carry Plan Entities had historically been accounted for as VIEs and were consolidated by the Partnership prior to the Mosaic Transaction as the Partnership was deemed the primary beneficiary through its controlling financial interests in the Carry Plan Entities. Management determined that the Mosaic Transaction should be evaluated under the guidance in ASC 810 and concluded that Mosaic is accounted for as a VIE and the Partnership was deemed the primary beneficiary and therefore consolidates Mosaic. In addition, the Partnership concluded that the Put Option was embedded in an equity host contract but did not meet the net settlement criterion of an embedded derivative and therefore no separate accounting was required. However, as the Put Option was not solely within the control of the Partnership, the noncontrolling interest related to Mosaic had been classified as mezzanine equity.
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
7. Investments
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

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share amounts and where otherwise noted)
8. Fair Value Measurements (as restated)
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis and level of inputs used for such measurements as of December 31, 2020 and 2019:

	As Restated
	Fair Value of Assets (Liabilities) as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Money market funds	$149,553	$—	$—	$149,553
Interest rate derivatives	—	(28,442)	—	(28,442)
Public warrants	(36,421)	—	—	(36,421)
Private warrants	—	—	(6,372)	(6,372)
Total	$113,132	$(28,442)	$(6,372)	$78,318

	Fair Value of Assets (Liabilities) as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Money market funds	$45,209	$—	$—	$45,209
Interest rate derivatives	—	(14,990)	—	(14,990)
Total	$45,209	$(14,990)	$—	$30,219
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
The public warrants are valued using quoted market prices on the Nasdaq Stock Market LLC under the ticker GCMGW.
Management determines the fair value of the private warrants using the binomial option valuation model (“Valuation Model”). The private warrants are classified as Level 3 as of December 31, 2020 because of the use of significant unobservable inputs in the Valuation Model. The significant unobservable inputs into the Valuation Model for the private warrants are as follows:

	December 31, 2020	November 17, 2020 (Initial Measurement)
Risk-free interest rate	0.35%	0.39%
Expected term (years)	4.9	5.0
Expected volatility	16%	25%
The Company’s use of the Valuation Model required the use of the following assumptions:

• The risk-free interest rate assumption was based on the term-matched U.S. Treasury rate, which was commensurate with the contractual term of the private warrants, which expire on the earlier of five years after the completion of the Transaction or liquidation of the Company. An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.
• The expected term was determined to be approximately 5 years, which is commensurate with the contractual maximum term of the private warrants, which expire on the earlier of five years after the completion of the Transaction or liquidation of the Company. A decrease in the expected term, in isolation, would result in an decrease in the fair value measurement of the warrant liabilities.
• The expected volatility assumption was based on consideration of the implied volatility from the Company’s publicly-traded warrants and the historical and implied volatility of the Company’s publicly-traded industry peers. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share amounts and where otherwise noted)
8. Fair Value Measurements (as restated) (cont.)
The resulting valuation for the private warrants were determined to be $2.36 and $1.63 per unit as of December 31, 2020 and November 17, 2020, respectively. The resulting fair value of $6.4 million and $4.4 million was recorded within warrant liabilities in the Statements of Financial Condition as of December 31, 2020 and November 17, 2020, respectively.
The following table presents changes in Level 3 liabilities measured at fair value for the year ended December 31, 2020.

Private Warrants
Balance at beginning of period	$—
Issuances	(4,401)
Change in fair value	(1,971)
Balance at end of period	$(6,372)
9. Intangible Assets
Intangible assets, net consist of the following:

	As of December 31, 2020
	Gross carrying amount	Accumulated amortization	Net carrying amount
Subject to amortization:
Investment management contracts	$36,190	$(35,756)	$434
Customer relationships	23,518	(15,364)	8,154
Technology	2,030	(2,030)	—
Other	620	(620)	—
	$62,358	$(53,770)	$8,588

	As of December 31, 2019
	Gross carrying amount	Accumulated amortization	Net carrying amount
Subject to amortization:
Investment management contracts	$36,190	$(30,648)	$5,542
Customer relationships	23,518	(13,258)	10,260
Technology	2,030	(1,740)	290
Other	620	(620)	—
	$62,358	$(46,266)	$16,092
Amortization expense of $7.5 million, $7.8 million and $7.8 million was recognized for the years ended December 31, 2020, 2019 and 2018, respectively.
The following approximates the estimated amortization expense relating to intangible assets:

Year Ended December 31,
2021	$2,333
2022	2,316
2023	1,313
2024	1,313
2025	1,313
Thereafter	—

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share amounts and where otherwise noted)
10. Equity (as restated)
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
Shares of Common Stock Outstanding
The following table shows a rollforward of the common stock outstanding since the Transaction, as defined in Note 3:

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share amounts and where otherwise noted)
10. Equity (as restated) (cont.)

	Class A common stock	Class B common stock	Class C common stock
November 17, 2020
Issuance of common stock pursuant to the Transaction	39,914,862	—	144,235,246
Exercise of warrants	920,231	—	—
December 31, 2020	40,835,093	—	144,235,246
11. Warrants (as restated)
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
As of December 31, 2020 the Company had 20,273,567 shares of public warrants outstanding.
Private Placement Warrants
The private placement warrants (including the Class A common stock issuable upon exercise of the private placement warrants) will not be redeemable by the Company so long as they are held by CF Sponsor, Holdings or their permitted transferees. CF Sponsor, Holdings or their permitted transferees, have the option to exercise the private placement warrants on a cashless basis.
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

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

11. Warrants (as restated) (cont.)
As of December 31, 2020 the Company had 2,700,000 shares of private placement warrants outstanding.
Exercise of Warrants
During the period from November 17, 2020 to December 31, 2020, 920,231 shares of public warrants were exercised, resulting in $10.6 million in proceeds.
12. Variable Interest Entities
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
13. Premises and Equipment
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
13. Premises and Equipment (cont.)
Total depreciation and amortization expense related to premises and equipment of $2.3 million, $2.5 million and $3.9 million was recognized for the years ended December 31, 2020, 2019 and 2018, respectively.
14. Employee Compensation and Benefits
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
Partnership Interest in Holdings, Holdings II and Management LLC
Payments to the employees for partnership interest awards are made by Holdings, Holdings II and Management LLC. As a result, the Company records a non-cash profits interest compensation charge and an offsetting deemed contribution to stockholders' equity/partners’ and member’s capital (deficit) to reflect the payments made by the GCMH Equityholders. As the payments are made by Holdings, Holdings II and Management LLC the expense that is pushed down to GCMH and the offsetting deemed contribution are each attributed solely to noncontrolling interest in GCMH. Any liability related to the awards is recognized at Holdings, Holdings II or Management LLC as Holdings, Holdings II or Management LLC is the party responsible for satisfying the obligation, and is not shown in the Company’s consolidated financial statements. The Company has recorded deemed contributions to stockholders' equity/partners’ and member’s capital (deficit) from Holdings, Holdings II and Management LLC of approximately $172.4 million, $30.2 million and $19.5 million for the years ended December 31, 2020, 2019 and 2018, respectively, for partnership interested-based compensation expense which will ultimately be paid by Holdings, Holdings II or Management LLC.
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
The Company has determined that in-substance equity awards represent equity-based awards in accordance with stock-based compensation guidance. The Company records equity-based compensation expense over the requisite service period equal to the fair value at the grant date and the fair value is not remeasured unless the award is modified. In 2014, the Company granted equity awards that require a five year service period. Fair value of the awards was estimated as the pro rata interest in the fair value of GCMH on a non-marketable, minority basis. Valuation was determined using an average of the estimates of the

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)
14. Employee Compensation and Benefits (cont.)
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
15. Debt
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
15. Debt (cont.)
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
15. Debt (cont.)
Based in part on quotes received from the administrative agent of the Senior Loan, the Company’s management estimates the fair value of the Senior Loan is approximately $342.0 million and $436.3 million as of December 31, 2020 and 2019, respectively. The Senior Loan is classified as a Level 2 liability within the fair value hierarchy.
16. Interest Rate Derivatives
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
The fair values of the derivatives and interest rate collar are based on observable market inputs and represent the net amount required to terminate the positions, taking into consideration market rates and non-performance risk. Refer to Note 8 for further details.

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
18. Commitments and Contingencies
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
Litigation
In the normal course of business, the Company may enter into contracts that contain a number of representations and warranties, which may provide for general or specific indemnifications. The Company’s exposure under these contracts is not currently known, as any such exposure would be based on future claims, which could be made against the Company. The

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)
18. Commitments and Contingencies (cont.)

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
19. Related Parties
In regard to the following related party disclosures, the Company’s management cannot be sure that such transactions or arrangements would be the same to the Company if the parties involved were unrelated and such differences could be material.
The Company provides certain employees partnership interest awards which are paid by Holdings, Holdings II and Management LLC. Refer to Note 14 for further details.
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
From time to time, certain of the Company’s executive officers utilize a private business aircraft, including an aircraft wholly owned or controlled by members of Holdings. Additionally, the Company arranges for the use of the private business aircraft through a number of charter services, including entities predominantly or wholly owned or controlled by members of Holdings. The Company paid approximately $0.5 million, $3.7 million and $3.2 million for the years ended December 31,

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)
19. Related Parties (cont.)

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
20. Income Taxes (as restated)
The provision (benefit) for income taxes for the years ended December 31, 2020, 2019 and 2018 consist of the following:

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$1,118	$—	$—
State and local	1,771	1,683	976
Foreign	988	635	419
Total current income taxes expense	$3,877	$2,318	$1,395
Deferred:
Federal	$937	$—	$—
State and local	(301)	—	—
Foreign	(7)	—	—
Total deferred income taxes expense	629	—	—
Total income tax expense	$4,506	$2,318	$1,395
A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2020 (As Restated)	2019	2018
Statutory U.S. federal income tax rate	21%	21%	21%
State and local income taxes	(2)%	3%	1%
Impact of noncontrolling interests	(24)%	(5)%	(8)%
Income passed through to members	1%	(16)%	(13)%
Foreign income taxes	(1)%	1%	1%
Other	(1)%	—%	—%
Effective income tax rate	(6)%	4%	2%
Deferred tax assets and liabilities are recorded net within deferred tax assets, net in the Consolidated Statements of Financial Condition. Details of the Company’s deferred tax assets and liabilities are as follows:

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)
20. Income Taxes (as restated) (cont.)

	As of December 31,
	2020 (As Restated)	2019
Investment in GCMH	$101,259	$—
Loss and credit carryforwards	17	—
Intangibles and other	836	126
Total deferred tax assets (before valuation allowance)	102,112	126
Valuation allowance	(27,715)
Total deferred tax assets	$74,397	$126

Other	$(244)	$—
Total deferred tax liabilities	$(244)	$—

Deferred tax assets, net	$74,153	$126
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
GCMG has recorded a valuation allowance of approximately $27.7 million related to its outside partnership basis of its investment in GCMH for the amount of the deferred tax asset that is not expected to be realized.
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
In connection with the Transaction, the Company recorded a deferred tax asset in the amount of $74.7 million, which is net of a valuation allowance of $25.2 million related to the portion of tax benefits that is not expected to be realized. Additionally, in connection with the Transaction and recording of the deferred tax asset, the Company recorded $60.5 million within payable to related parties pursuant to the tax receivable agreement in the Consolidated Statements of Financial Condition.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

21. Earnings (Loss) Per Share (as restated)
The Company calculates earnings (loss) per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share is calculated by dividing net income attributable to GCMG by the weighted-average shares of common stock outstanding without the consideration for potential dilutive shares of common stock. Diluted earnings (loss) per share represents basic earnings (loss) per share adjusted to include the potentially dilutive effect of outstanding share option awards, non-vested share awards, common stock warrants, and performance shares. Diluted earnings (loss) per share is computed by dividing the net income by the weighted-average number of common share equivalents outstanding for the period determined using the treasury stock method and if-converted method, as applicable. During periods of net loss, diluted loss per share is equal to basic loss per share because the antidilutive effect of potential common shares is disregarded.
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
The following is a reconciliation of basic and diluted earnings (loss) per share from continuing operations for the period November 17, 2020 through December 31, 2020:

November 17, 2020 through December 31, 2020 (As Restated)
Numerator for earnings (loss) per share calculation:
Net income attributable to GCM Grosvenor Inc.	$4,049
Exchange of Partnership units	(111,042)
Net loss attributable to common stockholders, diluted	(106,993)

Denominator for earnings (loss) per share calculation:
Weighted-average shares, basic	39,984,515
Exchange of Partnership units	144,235,246
Weighted-average shares, diluted	184,219,761

Basic EPS
Net income attributable to common stockholders, basic	$4,049
Weighted-average shares, basic	39,984,515
Net income per share attributable to common stockholders, basic	$0.10

Diluted EPS
Net loss attributable to common stockholders, diluted	$(106,993)
Weighted-average shares, diluted	184,219,761
Net loss per share attributable to common stockholders, diluted	$(0.58)
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
21. Earnings (Loss) Per Share (as restated) (cont.)
The following outstanding potentially dilutive securities were excluded from the calculation of diluted earnings (loss) per share attributable to common stockholders because their impact would have been antidilutive for the period presented:

As of December 31, 2020
Warrants	22,973,567
22. Regulatory and Net Capital Requirements
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
At December 31, 2020, GSLLC had net capital, as defined under Rule 15c3-1, of $1.0 million and excess net capital of $1.0 million. The ratio of aggregate indebtedness to net capital was .22 to 1.
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
23. Subsequent Events
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
On February 24, 2021, the Company terminated all outstanding derivative instruments, which consisted of the three interest rate derivatives disclosed in Note 16. On March 1, 2021, the Company entered into a new interest rate derivative with a

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)
23. Subsequent Events (Cont.)

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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weakness described below, our principal executive officer and principal financial officer concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level.
Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. After consideration of the views expressed in the SEC’s Staff Statement related to accounting for warrants issued by Special Purpose Acquisition Companies (“SPACs”), the Company’s management identified a control deficiency in the operation of our internal control over financial reporting that constituted a material weakness. Specifically, the Company’s controls to evaluate the accounting for warrants issued by CFAC did not operate effectively to appropriately apply the provisions of ASC 815-40. This material weakness resulted in a restatement of our previously issued financial statements more fully described in Note 4 to the Consolidated Financial Statements set forth herein.
Remediation of the Material Weakness
To remediate the material weakness in the Company’s internal control over financial reporting, the Company implemented additional review procedures, additional training and enhancements to the accounting policy related to the accounting for warrants to determine proper accounting in accordance with GAAP. While management believes that the remedial efforts have resolved the identified material weakness, there is no assurance that management’s remedial efforts conducted to date will be sufficient or that additional remedial actions will not be necessary.
Notwithstanding the identified material weakness, management believes that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented in accordance with U.S. GAAP.
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
Changes in internal control over financial reporting
Other than above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Annual Meeting of Stockholders
The board of directors has established June 8, 2021 as the date of our 2021 annual meeting of stockholders.

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

GCM GROSVENOR INC.
Date: May 10, 2021	By:	/s/ Michael J. Sacks
Michael J. Sacks
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael J. Sacks	Chairman of the Board and Chief Executive Officer	May 10, 2021
Michael J. Sacks	(principal executive officer)
/s/ Jonathan Levin	President and Director	May 10, 2021
Jonathan Levin
/s/ Pamela L. Bentley	Chief Financial Officer	May 10, 2021
Pamela L. Bentley	(principal financial officer)
/s/ Kathleen P. Sullivan	Principal Accounting Officer	May 10, 2021
Kathleen P. Sullivan
/s/ Angela Blanton	Director	May 10, 2021
Angela Blanton
/s/ Francesca Cornelli	Director	May 10, 2021
Francesca Cornelli
/s/ Stephen Malkin	Director	May 10, 2021
Stephen Malkin
/s/ Blythe Masters	Director	May 10, 2021
Blythe Masters
/s/ Samuel C. Scott III	Director	May 10, 2021
Samuel C. Scott III