Form 10-Q
period 2021-03-31
GCM Grosvenor Inc.
filed 2021-05-14
CIK 1819796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-39716
__________________________________
GCM Grosvenor Inc.
(Exact Name of Registrant as Specified in Its Charter)
__________________________________

Delaware	85-2226287
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
900 North Michigan Avenue, Suite 1100 Chicago, IL	60611
(Address of principal executive offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 12, 2021, there were 42,628,996 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding and 144,235,246 shares of the registrant’s Class C common stock, par value $0.0001 per share, outstanding.

BASIS OF PRESENTATION

As used in this Quarterly Report on Form 10-Q, unless as the context requires otherwise, as used herein, references to “GCM,” the “Company,” “we,” “us,” and “our,” and similar references refer collectively to GCM Grosvenor Inc. and its consolidated subsidiaries.

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to:

•“AUM” are to assets under management;
•“Business Combination” or “Transaction” are to the transactions contemplated by the Transaction Agreement;
•“CFAC” are to CF Finance Acquisition Corp., a Delaware corporation;
•“CF Sponsor” are to CF Finance Holdings, LLC, a Delaware limited liability company;
•“clients” are to persons who invest in our funds, even if such persons are not deemed clients of our registered investment adviser subsidiaries for purposes of the Investment Advisers Act 1940, as amended;
•“Closing Date” are to November 17, 2020;
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
•“underlying funds” are to the investment vehicles managed by third-party investment managers in which GCM Funds invest; and
•“TRA Parties” are to the GCMH LLLP Equityholders, and their successors and assigns with respect to the Tax Receivable Agreement.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including, but not limited to, statements regarding our future results of operations or financial condition; business strategy and plans; market opportunity; and expectations regarding the impact of COVID-19 may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth and our objectives for future operations.

The forward-looking statements in this Quarterly Report on Form 10-Q are only current expectations and predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the historical performance of GCM Grosvenor’s funds may not be indicative of GCM Grosvenor’s future results; risks related to redemptions and termination of engagements; the effect of the COVID-19 pandemic on GCM Grosvenor’s business; the variable nature of GCM Grosvenor’s revenues; competition in GCM Grosvenor’s industry; effects of government regulation or compliance failures; market, geopolitical and economic conditions; identification and availability of suitable investment opportunities; risks related to the performance of GCM Grosvenor’s investments; and the important factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as amended, and other filings with the Securities and Exchange Commission. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GCM Grosvenor Inc.
Condensed Consolidated Statements of Financial Condition

(In thousands, except share and per share amounts)

	As of
	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and cash equivalents	$156,273	$198,146
Management fees receivable	15,955	14,524
Incentive fees receivable	25,935	69,424
Due from related parties	8,513	11,326
Investments	180,708	166,273
Premises and equipment, net	6,110	7,870
Intangible assets, net	8,004	8,588
Goodwill	28,959	28,959
Deferred tax assets, net	73,355	74,153
Other assets	31,031	53,015
Total assets	534,843	632,278
Liabilities and Equity (Deficit)
Accrued compensation and benefits	20,794	74,681
Employee related obligations	26,898	25,274
Debt	284,982	335,155
Payable to related parties pursuant to the tax receivable agreement	60,598	60,518
Warrant liabilities	26,049	42,793
Accrued expenses and other liabilities	35,266	60,926
Total liabilities	454,587	599,347
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	117,460	115,121

Preferred stock, $0.0001 par value, 100,000,000 shares authorized, none issued	—	—
Class A common stock, $0.0001 par value, 700,000,000 authorized; 42,628,996 and 40,835,093 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	4	4
Class B common stock, $0.0001 par value, 500,000,000 authorized, none issued	—	—
Class C common stock, $0.0001 par value, 300,000,000 authorized; 144,235,246 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	14	14
Additional paid-in capital	13,920	2,705
Accumulated other comprehensive loss	(1,570)	(2,233)
Retained earnings	(33,833)	(29,832)
Total GCM Grosvenor Inc. deficit	(21,465)	(29,342)
Noncontrolling interests in subsidiaries	96,158	94,013
Noncontrolling interests in GCMH	(111,897)	(146,861)
Total deficit	(37,204)	(82,190)
Total liabilities and equity (deficit)	$534,843	$632,278
See accompanying notes to condensed consolidated financial statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2021	2020
Revenues
Management fees	$82,625	$77,701
Incentive fees	18,214	3,233
Other operating income	2,380	1,683
Total operating revenues	103,219	82,617
Expenses
Employee compensation and benefits	83,353	55,477
General, administrative and other	24,532	24,596
Total operating expenses	107,885	80,073
Operating income (loss)	(4,666)	2,544
Investment income	13,048	3,373
Interest expense	(4,491)	(5,867)
Other income (expense)	1,317	(9,733)
Change in fair value of warrant liabilities	14,057	—
Net other income (expense)	23,931	(12,227)
Income (loss) before income taxes	19,265	(9,683)
Provision (benefit) for income taxes	(663)	643
Net income (loss)	19,928	(10,326)
Less: Net income attributable to redeemable noncontrolling interest	8,089	2,093
Less: Net income attributable to noncontrolling interests in subsidiaries	8,589	2,536
Less: Net income (loss) attributable to noncontrolling interests in GCMH	703	(14,955)
Net income attributable to GCM Grosvenor Inc.	$2,547	$—

Earnings (loss) per share of Class A common stock (1) :
Basic	$0.06	—
Diluted	$(0.05)	—
Weighted average shares of Class A common stock outstanding (1) :
Basic	42,084,366	—
Diluted	188,872,053	—
(1) There were no shares of Class A common stock outstanding prior to November 17, 2020, therefore no earnings (loss) per share information has been presented for any period prior to that date.
See accompanying notes to condensed consolidated financial statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Net income (loss)	$19,928	$(10,326)
Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedges	3,679	(7,277)
Foreign currency translation adjustment	(615)	(293)
Total other comprehensive income (loss)	3,064	(7,570)
Comprehensive income (loss) before noncontrolling interests	22,992	(17,896)
Less: Comprehensive income attributable to redeemable noncontrolling interest	8,089	2,093
Less: Comprehensive income attributable to noncontrolling interests in subsidiaries	8,589	2,536
Less: Comprehensive income (loss) attributable to noncontrolling interests in GCMH	3,075	(22,525)
Comprehensive income (loss) attributable to GCM Grosvenor Inc.	$3,239	$—
See accompanying notes to condensed consolidated financial statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Equity (Deficit)
(Unaudited)
(In thousands)

	Partners’ Deficit	Member’s Deficit-GCM, L.L.C.	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Noncontrolling Interests in GCMH	Total Equity (Deficit)	Redeemable Noncontrolling Interest
Balance, December 31, 2019	$(308,373)	$(66)	$—	$—	$—	$—	$(6,854)	$101,463	$—	$(213,830)	$—

Cumulative-effect adjustment from adoption of ASU 2017-12	(650)	—	—	—	—	—	650	—	—	—	—
Capital contributions from noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	1,237	—	1,237	—
Capital contributions from redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	—	173,327
Deemed contributions	7,920	—	—	—	—	—	—	—	—	7,920	—
Capital distributions	—	(15)	—	—	—	—	—	—	—	(15)	—
Capital distributions paid to noncontrolling interest	—	—	—	—	—	—	—	(5,814)	—	(5,814)	—
Equity transaction with Mosaic	60,931	—	—	—	—	—	—	—	—	60,931	(60,931)
Unrealized loss on cash flow hedge	—	—	—	—	—	—	(7,277)	—	—	(7,277)	—
Translation adjustment	—	—	—	—	—	—	(293)	—	—	(293)	—
Net income (loss)	(14,968)	13	—	—	—	—	—	2,536	—	(12,419)	2,093
Balance, March 31, 2020	$(255,140)	$(68)	$—	$—	$—	$—	$(13,774)	$99,422	$—	$(169,560)	$114,489

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Noncontrolling Interest in GCMH	Total Equity (Deficit)	Redeemable Noncontrolling Interest
Balance, December 31, 2020	$4	$14	$2,705	$(29,832)	$(2,233)	$94,013	$(146,861)	$(82,190)	$115,121

Capital contributions from noncontrolling interest in subsidiaries	—	—	—	—	—	1,083	—	1,083	—
Capital distributions paid to noncontrolling interest	—	—	—	—	—	(7,527)	—	(7,527)	—
Capital distributions paid to redeemable noncontrolling interest	—	—	—	—	—	—	—	—	(5,750)
Issuance of Class A common stock due to exercised warrants	—	—	5,252	—	—	—	18,064	23,316	—
Partners’ distributions	—	—	—	—	—	—	(11,687)	(11,687)	—
Deemed contributions	—	—	—	—	—	—	4,903	4,903	—
Unrealized gain on cash flow hedge	—	—	—	—	831	—	2,848	3,679	—
Translation adjustment	—	—	—	—	(139)	—	(476)	(615)	—
Restricted stock units	—	—	6,023	—	—	—	20,609	26,632	—
Declared dividends	—	—	—	(6,548)	—	—	—	(6,548)	—
Deferred tax and other tax adjustments	—	—	(60)	—	(29)	—	—	(89)	—
Net income (loss)	—		—	2,547	—	8,589	703	11,839	8,089
Balance, March 31, 2021	$4	$14	$13,920	$(33,833)	$(1,570)	$96,158	$(111,897)	$(37,204)	$117,460
See accompanying notes to condensed consolidated financial statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$19,928	$(10,326)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization expense	1,056	2,572
Equity-based compensation	26,632	—
Deferred taxes	865	—
Other non-cash compensation	941	1,065
Non-cash partnership interest-based compensation	4,903	7,920
Amortization of debt issuance costs	261	855
Amortization of terminated swap	536	—
Loss on extinguishment of debt	675	1,032
Change in fair value of derivatives	212	8,634
Change in fair value of warrant liabilities	(14,057)	—
Amortization of deferred rent	(397)	(128)
Proceeds received from investments	3,894	2,596
Non-cash investment income	(13,048)	(3,373)
Other	28	30
Change in assets and liabilities
Management fees receivable	(1,429)	969
Incentive fees receivable	43,489	13,913
Due from related parties	2,813	820
Other assets	20,992	(15,264)
Accrued compensation and benefits	(54,393)	(42,188)
Employee related obligations	563	(2,971)
Accrued expenses and other liabilities	(28,673)	807
Net cash provided by (used in) operating activities	15,791	(33,037)
Cash flows from investing activities
Purchases of premises and equipment	(55)	(809)
Proceeds from assignment of aircraft share interest	1,337	—
Contributions/subscriptions to investments	(8,207)	(6,425)
Withdrawals/redemption from investments	2,926	5,550
Net cash provided by (used in) investing activities	(3,999)	(1,684)
Cash flows from financing activities
Capital contributions received from noncontrolling interest	1,083	174,564
Capital distributions paid to partners and member	(11,687)	(15)
Capital distributions paid to the noncontrolling interest	(13,277)	(5,814)
Proceeds from credit facility	—	20,000
Principal payments on credit facility	—	(3,000)
Principal payments on senior loan	(50,259)	(91,195)
Debt issuance costs	(851)	—
Proceeds from exercise of warrants	24,465	—
Dividends paid	(2,478)	—
Net cash provided by (used in) financing activities	(53,004)	94,540
Effect of exchange rate changes on cash	(661)	(325)
Net increase (decrease) in cash and cash equivalents	$(41,873)	$59,494
Cash and cash equivalents
Beginning of period	198,146	79,866
End of period	$156,273	$139,360
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$3,622	$5,456
Cash paid during the period for income taxes	$678	$726
Supplemental disclosure of non-cash information from financing activities
Deemed contributions from GCMH Equityholders	$4,903	$7,920
Establishment of deferred tax assets, net related to tax receivable agreement and the Transaction	$(60)	$—
Dividends declared but not paid	$4,070	$—
See accompanying notes to condensed consolidated financial statements.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
GCMG was incorporated on July 27, 2020 under the laws of the State of Delaware for the purpose of consummating the Transaction as described in Note 3 and merging with CF Finance Acquisition Corp. (“CFAC”), a blank check company incorporated on July 9, 2014 under the laws of the state of Delaware. GCMG owns all of the equity interests of GCM Grosvenor Holdings, LLC (“IntermediateCo”), formerly known as CF Finance Intermediate Acquisition, LLC until November 18, 2020, which is the general partner of GCMH subsequent to the Transaction. GCMG’s ownership (through IntermediateCo) of GCMH as of March 31, 2021 and December 31, 2020 was approximately 22.8% and 22.1%, respectively.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all necessary adjustments (which consists of only normal recurring items) have been made to fairly present the condensed consolidated financial statements for the interim periods presented. Results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as amended, filed with the Securities and Exchange Commission (“SEC”).
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

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Investments
The Company’s investments in the GCM Funds investing in private equity, real estate and infrastructure (“GCM PEREI Funds”) are valued based on the most recent available information which typically has a delay of up to three months due to the timing of financial information received from the investments held by the GCM PEREI Funds. The Company records its share of capital contributions to and distributions from the GCM PEREI Funds within investments in the Condensed Consolidated Statements of Financial Condition during the three-month lag period. To the extent that management is aware of material events that affect the GCM PEREI Funds during the intervening period, the impact of the events would be disclosed in the notes to the condensed consolidated financial statements.
Equity-Based Compensation
The Company accounts for grants of equity-based awards, including restricted stock units (“RSUs”), at fair value as of the grant date. Each RSU represents the right to receive payment in the form of one share of Class A common stock or an amount equal to the market value of one share of Class A common stock. Holders of unvested RSUs do not have the right to vote with the underlying shares of Class A common stock, but are entitled to accrue dividend equivalents which are generally paid in cash when such RSUs are delivered. The Company recognizes non-cash compensation expense attributable to these grants on a straight-line basis over the requisite service period, which is generally the vesting period. Expenses related to grants of equity-based awards are recorded within employee compensation and benefits in the Condensed Consolidated Statements of Income and are recorded within additional paid-in capital in the Condensed Consolidated Statements of Financial Condition. The fair value of RSUs is determined by the closing stock price on the grant date. Awards the Company intends to settle in cash are classified as liabilities within employee related obligations in the Condensed Consolidated Statements of Financial Condition and are subsequently remeasured to the closing stock price as of each reporting date through the payment date with the changes in value recorded within employee compensation and benefits in the Condensed Consolidated Statements of

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
2. Summary of Significant Accounting Policies (cont.)

Income. Forfeitures of equity-based awards are recognized as they occur. See Note 12, for additional information regarding the Company’s equity-based compensation.
Recently Issued Accounting Standards
In January 2021, the FASB issued Accounting Standards Updated (“ASU”) 2021-01, Reference Rate Reform (Topic 848) and in March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). The amendments in these updates provide optional guidance for a limited amount of time to ease the burden on companies in accounting for reference rate reform. The amendments also clarify that the optional expedients and exceptions apply to derivatives that are being implemented as part of the market-wide transition to new reference rates. The method of adoption varies for the updates included in the ASUs. The Company is currently evaluating the impact on its consolidated financial statements upon adoption of the reference rate reform standards.
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
In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities, which reduces the cost and complexity of financial reporting associated with consolidation of VIEs. The amendment provides that indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. The amendments in this ASU are effective for public business entities with fiscal years beginning after December 15, 2019 and interim periods within those reporting periods, and effective for non-public entities with fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021, with early adoption permitted. The Company will defer adoption until the guidance is effective for non-public entities, as the Company currently qualifies as an EGC and has elected to take advantage of the extended transition period afforded to EGCs as it applies to the adoption of new accounting standards. The guidance should be applied prospectively. The Company has concluded this guidance will not have a material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Currently, the standard requires an entity to perform a two-step test to determine the amount, if any, of goodwill impairment. In Step 1, an entity compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the entity performs Step 2 and compares the implied fair value of goodwill with the carrying amount of that goodwill for that reporting unit. An impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeds the implied fair value of that goodwill is recorded, limited to the amount of goodwill allocated to that reporting unit. The new guidance removes Step 2. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. An entity will apply the new guidance on a prospective basis. The amendments in this ASU are effective for public business entities that are a U.S. Securities and Exchange

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
2. Summary of Significant Accounting Policies (cont.)

Commission (“SEC”) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, with fiscal years beginning after December 15, 2019. All other entities should adopt the amendments in this ASU in fiscal years beginning after December 15, 2022. Early adoption is permitted for annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted this standard on April 1, 2021 under a prospective approach. The adoption did not have a material impact on the Company’s consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. This guidance is for public business entities that are an SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, with fiscal years beginning after December 15, 2019. On March 9, 2020, the FASB extended the adoption date for all other entities to annual periods beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company is still evaluating this guidance but currently expects that adoption will not have a material impact on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The main difference between existing lease accounting guidance and the updated standard is that operating leases will now be recorded as assets and liabilities in the statement of financial position. The amendments in this ASU are effective for public business entities for annual reporting periods beginning after December 15, 2018. On June 3, 2020, the FASB extended the adoption date for all other entities to annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022, with early adoption permitted. The Company will defer adoption until the guidance is effective for non-public entities, as the Company currently qualifies as an EGC and has elected to take advantage of the extended transition period afforded to EGCs as it applies to the adoption of new accounting standards. The Company anticipates that adoption will increase both the Company’s assets and liabilities for the recorded right-of-use asset and lease liability, as well as the corresponding deferred tax assets and liabilities, with no material impact to the Company’s Condensed Consolidated Statements of Income. The Company is quantifying and evaluating the full impact on its consolidated financial statements.

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

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

4. Mosaic Transaction
Effective January 1, 2020, the Partnership and several subsidiaries, (collectively, the “Seller”) entered into a Purchase and Sale Agreement (“Agreement”) and issued certain limited partnership interests in several subsidiaries (“Carry Plan Entities”) to Mosaic Acquisitions 2020, L.P. (“Mosaic”). In addition, Mosaic also acquired the rights to receive a percentage of carried interest from certain GCM Funds and agreed to provide additional funding under certain circumstances up to a maximum amount as defined in the Agreement (collectively, the “Mosaic Transaction”). Mosaic issued Class A and Class B equity interests to GCMH, Holdings and Mosaic Feeder, L.P. (“Mosaic Feeder”). The Partnership serves as the general partner of Mosaic, which was consolidated as the Partnership holds a controlling financial interest in Mosaic. Mosaic Feeder is beneficially owned by Lakeshore Investments GP, LLC (“Lakeshore”), a related party, and an unaffiliated third-party investor (“Mosaic Counterparty”) and is not consolidated. The consideration transferred by Mosaic Counterparty to the Seller for the interests acquired was $125.4 million. In addition, the Seller received an additional $48.0 million to fund future investment commitments. Additionally, the Seller could be required to pay additional amounts as long as Mosaic Feeder has an ownership interest in the transferred interests (“Potential Payments”) based on cash flow up to the relevant dates as defined in the Agreement that could total up to a maximum of $19.9 million, which is broken down as a maximum of $4.9 million on December 31, 2020, $7.5 million on December 31, 2021 and $7.5 million on December 31, 2022. GCMH made a payment of $4.9 million on December 31, 2020. Such amounts can be reduced (not below zero) by exceeding certain cumulative distribution thresholds at each relevant date. In addition, any such amounts paid to Mosaic will also reduce, on a dollar-for-dollar basis, the purchase price payable upon exercise of the Put Option.
On December 31, 2020, the Company paid $2.6 million to Mosaic Feeder for the right, but not the obligation, to require Mosaic Feeder to sell to GCMH all of the Class A and Class B equity interests held by Mosaic Feeder in Mosaic (the “Mosaic Call Right”) for a purchase price equal to the greater of 1.3x its investment or a 12% IRR on its investment.
Further, Mosaic Counterparty has the right, but not the obligation, to require the Partnership to acquire all of the Class A and Class B Interests held by Mosaic Feeder in Mosaic (the “Put Option”) for a purchase price equal to Mosaic Counterparty receiving the greater of 1.3x of its investment or a 12% IRR on its investment (the “Put Price”). The Put Option could only be exercised if a Triggering Event as defined in the Agreement occurs, which management had deemed to be remote. If the Partnership declines to pay the Put Price, Mosaic Counterparty may either step in and act as the general partner of Mosaic and control Mosaic until Mosaic Counterparty recoups the Put Price or effect a transfer of the underlying assets of Mosaic to Mosaic Counterparty.
Management determined that the Mosaic Transaction should be evaluated under the guidance in ASC 810 and concluded that Mosaic is accounted for as a VIE. The Partnership was deemed the primary beneficiary and therefore consolidates Mosaic. In addition, the Partnership concluded that the Put Option was embedded in an equity host contract but did not meet the net settlement criterion of an embedded derivative and therefore no separate accounting was required. However, as the Put Option was not solely within the control of the Partnership, the noncontrolling interest related to Mosaic had been classified as mezzanine equity.
The total assets of Mosaic were $96.5 million and $101.4 million as of March 31, 2021 and December 31, 2020, respectively, and were recorded within cash and cash equivalents and investments in the Condensed Consolidated Statements of Financial Condition. Mosaic had no liabilities as of March 31, 2021 and December 31, 2020. The assets of Mosaic may only be used to settle obligations of Mosaic, if any. In addition, there was no recourse to the Partnership for Mosaic’s liabilities, except for certain entities in which there could be a clawback of previously distributed carried interest.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

5. Revenue
For the three months ended March 31, 2021 and 2020, revenues consisted of the following:

	Three Months Ended
	March 31,
Management fees	2021	2020
Management fees, net	$80,265	$75,727
Fund expense reimbursement revenue	2,360	1,974
Management fees	$82,625	$77,701

	Three Months Ended
	March 31,
Incentive fees	2021	2020
Performance fees	$6,113	$605
Carried interest	12,101	2,628
Total incentive fees	$18,214	$3,233
The Company recognized revenues of $1.0 million and $0.4 million during the three months ended March 31, 2021 and 2020, respectively, that were previously received and deferred as of December 31, 2020 and 2019, respectively.
6. Investments
Investments consist of the following:

	As of
	March 31, 2021	December 31, 2020
Equity method investments	$179,529	$165,095
Other investments	1,179	1,178
Total investments	$180,708	$166,273
As of March 31, 2021 and December 31, 2020, the Company held investments of $180.7 million and $166.3 million, respectively, of which $175.7 million and $161.9 million were owned by noncontrolling interest holders, respectively. Future net income (loss) and cash flow from investments held by noncontrolling interest holders will not be attributable to the Company.
7. Fair Value Measurements
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis and level of inputs used for such measurements as of March 31, 2021 and December 31, 2020:

	Fair Value of Assets (Liabilities) as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$109,054	$—	$—	$109,054
Interest rate derivatives	—	2,930	—	2,930
Public warrants	(21,621)	—	—	(21,621)
Private warrants	—	—	(4,428)	(4,428)
Total	$87,433	$2,930	$(4,428)	$85,935

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share amounts and where otherwise noted)
7. Fair Value Measurements (cont.)

	Fair Value of Assets (Liabilities) as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Money market funds	$149,553	$—	$—	$149,553
Interest rate derivatives	—	(28,442)	—	(28,442)
Public warrants	(36,421)	—	—	(36,421)
Private warrants	—	—	(6,372)	(6,372)
Total	$113,132	$(28,442)	$(6,372)	$78,318
Money market funds are valued using quoted market prices and are included in cash and cash equivalents in the Condensed Consolidated Statements of Financial Condition.
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
Management determines the fair value of the private warrants using a binomial option valuation model (“Valuation Model”). The private warrants are classified as Level 3 as of March 31, 2021 and December 31, 2020, respectively, because of the use of significant unobservable inputs in the Valuation Model. The significant unobservable inputs into the Valuation Model for the private warrants are as follows:

	March 31, 2021	December 31, 2020
Risk-free interest rate	0.81%	0.35%
Expected term (years)	4.6	4.9
Expected volatility	19%	16%
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

The resulting valuation for the private warrants were determined to be $1.64 and $2.36 per unit as of March 31, 2021 and December 31, 2020, respectively. The resulting fair value of $4.4 million and $6.4 million was recorded within warrant liabilities in the Condensed Consolidated Statements of Financial Condition as of March 31, 2021 and December 31, 2020, respectively.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share amounts and where otherwise noted)
7. Fair Value Measurements (cont.)
The following table presents changes in Level 3 liabilities measured at fair value for the three months ended March 31, 2021:

Three Months Ended
March 31, 2021
Balance at beginning of period	$(6,372)
Change in fair value	1,944
Balance at end of period	$(4,428)
8. Equity
The following table shows a rollforward of the common stock outstanding since December 31, 2020:

	Class A common stock	Class B common stock	Class C common stock
December 31, 2020	40,835,093	—	144,235,246
Exercise of warrants	1,793,903	—	—
March 31, 2021	42,628,996	—	144,235,246
Dividends are reflected in the Condensed Consolidated Statements of Equity (Deficit) when declared by the board of directors. On February 25, 2021, the Company declared a quarterly dividend of $0.08 per share to be paid on June 15, 2021 to Class A common stock record holders at the close of business on June 1, 2021. On March 15, 2021 a dividend of $0.06 per share was paid to Class A common stock record holders at the close of business on March 1, 2021. Dividend equivalent payments of $0.7 million were accrued for holders of RSUs for the three months ended March 31, 2021. Distributions to partners represent distributions made to GCMH Equityholders.
9. Warrants
Public Warrants
As of March 31, 2021 and December 31, 2020, the Company had 18,479,664 and 20,273,567 shares of public warrants outstanding, respectively.
Private Placement Warrants
As of each of March 31, 2021 and December 31, 2020, the Company had 2,700,000 shares of private placement warrants outstanding.
Exercise of Warrants
During the three months ended March 31, 2021, 1,793,903 shares of public warrants were exercised, resulting in $20.6 million in proceeds.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

10. Variable Interest Entities
The Company consolidates certain VIEs in which it is determined that the Company is the primary beneficiary.
The Company holds variable interests in certain entities that are VIEs, which are not consolidated, as it is determined that the Company is not the primary beneficiary. The Company’s involvement with such entities is generally in the form of direct equity interests in, and fee arrangements with, the entities in which it also serves as the general partner or managing member. The Company evaluated its variable interests in the VIEs and determined it is not considered the primary beneficiary of the entities primarily because it does not have interests in the entities that could potentially be significant. No reconsideration events that caused a change in the Company’s consolidation conclusions occurred during either the three months ended March 31, 2021 or the year ended December 31, 2020. As of March 31, 2021 and December 31, 2020, the total unfunded commitments from the limited partners and general partners to the unconsolidated VIEs were $26.6 million and $32.8 million, respectively. These commitments are the primary source of financing for the unconsolidated VIEs.
The following table sets forth certain information regarding the VIEs in which the Company holds a variable interest but does not consolidate. The assets recognized on the Company’s Condensed Consolidated Statements of Financial Condition related to the Company’s interests in and management, incentive fees and third party costs receivables from these non-consolidated VIEs and the Company’s maximum exposure to loss relating to non-consolidated VIEs as of March 31, 2021 and December 31, 2020 were as follows:

	As of
	March 31, 2021	December 31, 2020
Investments	$79,472	$77,511
Receivables	13,892	14,322
Maximum exposure to loss	$93,364	$91,833
The above table includes investments in VIEs which are owned by noncontrolling interest holders of approximately $79.4 million and $77.4 million as of March 31, 2021 and December 31, 2020, respectively.
11. Employee Compensation and Benefits
For the three months ended March 31, 2021 and 2020, employee compensation and benefits consisted of the following:

	Three Months Ended
	March 31,
	2021	2020
Cash-based employee compensation and benefits	$41,780	$44,302
Equity-based compensation	27,036	—
Partnership interest-based compensation	4,903	7,920
Carried interest compensation	6,860	2,190
Cash-based incentive fee related compensation	1,833	—
Other	941	1,065
Total employee compensation and benefits	$83,353	$55,477
Partnership Interest in Holdings, Holdings II and Management LLC
Payments to the employees for partnership interest awards are made by Holdings, Holdings II and Management LLC. As a result, the Company records a non-cash profits interest compensation charge and an offsetting deemed contribution to equity (deficit) to reflect the payments made by the GCMH Equityholders. As the payments are made by Holdings, Holdings II and Management LLC, the expense that is pushed down to GCMH and the offsetting deemed contribution are each attributed solely to noncontrolling interest in GCMH. Any liability related to the awards is recognized at Holdings, Holdings II or Management LLC as Holdings, Holdings II or Management LLC is the party responsible for satisfying the obligation, and is not shown in the Company’s condensed consolidated financial statements. The Company has recorded deemed contributions to equity (deficit)

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
11. Employee Compensation and Benefits (cont.)
from Holdings, Holdings II and Management LLC of approximately $4.9 million and $7.9 million for the three months ended March 31, 2021 and 2020, respectively, for partnership interested-based compensation expense which will ultimately be paid by Holdings, Holdings II or Management LLC.
The Company has modified awards to certain individuals upon their voluntary retirement or intention to retire as employees. These awards generally include a stated target amount that upon payment terminates the recipient’s rights to future distributions and allows for a lump sum buy-out of the awards, at the discretion of the managing member of Holdings, Holdings II, and Management LLC. The awards are accounted for as partnership interest-based compensation at the fair value of these expected future payments, in the period the employees accepted the offer. Partnership interest-based compensation expense of $1.6 million and $3.7 million was recognized for the three months ended March 31, 2021 and 2020, respectively, related to award modifications.
The liability associated with awards that contain a stated target has been retained by Holdings as of March 31, 2021 and December 31, 2020, respectively, and is re-measured at each reporting date, with any corresponding changes in liability being reflected as employee compensation and benefits expense of the Company. Certain recipients had unvested stated target payments of $10.9 million and $9.2 million for the three months ended March 31, 2021 and 2020, respectively, which has not been reflected as employee compensation and benefits expense by the Company. The Company recognized partnership interest-based compensation expense of $3.3 million and $4.2 million for the three months ended March 31, 2021 and 2020, respectively, related to profits interest awards that are in substance profit-sharing arrangements.
Other
Other consists of employee compensation and benefits expense related to deferred compensation programs and other awards that represent investments made in GCM Funds on behalf of the employees.
12. Equity-Based Compensation
2020 Incentive Award Plan
The Company adopted the 2020 Incentive Award Plan, which allows for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock or cash based awards or dividend equivalent awards to employees, directors and consultants.
Restricted Stock Units
During the three months ended March 31, 2021, the Company granted 4.8 million RSUs to certain employees and directors as part of the bonus program and in connection with the Transaction. Of the RSUs granted, the Company intends to settle less than 0.1 million RSUs in cash. The RSUs had an aggregate grant date fair value of $62.1 million. Of the 4.8 million RSUs granted, 2.0 million vested at the grant date and 2.8 million vest over two years in equal annual installments. Upon delivery, which is expected to occur each August following each annual vesting in March, the Company may withhold the number of shares to satisfy the statutory withholding tax obligation and deliver the net number of resulting shares vested.
A summary of RSU activity for the three months ended March 31, 2021 is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSUs
Balance as of December 31, 2020	—	$—
Granted	4,759,375	13.04
Vested	(1,952,685)	13.04
Forfeited	—	—
Balance as of March 31, 2021	2,806,690	$13.04

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
12. Equity-Based Compensation (cont.)
The total fair value of RSUs that vested during the three months ended March 31, 2021 was $25.5 million. For the three months ended March 31, 2021, $27.0 million of compensation expense related to the RSUs were recorded within employee compensation and benefits in the Condensed Consolidated Statements of Income. As of March 31, 2021, total unrecognized compensation expense related to unvested RSUs was $35.1 million and is expected to be recognized over the remaining weighted average period of 1.9 years.
13. Debt
The table below summarizes the outstanding debt balance as of March 31, 2021 and December 31, 2020.

	As of
	March 31, 2021	December 31, 2020
Senior loan	$290,000	$340,259
Less debt issuance costs	(5,018)	(5,104)
Total debt	$284,982	$335,155
Maturities of debt for the next five years and thereafter are as follows:

Year Ending December 31,
Remainder of 2021	$2,175
2022	2,900
2023	2,900
2024	2,900
2025	2,900
Thereafter	276,225
Total	$290,000
Senior Loan
On January 2, 2014, the Company entered into a senior secured term loan facility (“Senior Loan”), which was subsequently amended through several debt modifications.
On February 24, 2021, the Company completed an amendment and extension of its Senior Loan to further extend the maturity (“Amended Credit Agreement”). Approximately $290.0 million of the aggregate principal amount of the Senior Loan was extended from a maturity date of March 29, 2025 (the “2025 Term Loans”) to a maturity date of February 24, 2028, (as extended, the “2028 Term Loans”). The 2028 Term Loans have an interest rate of 2.50% over the LIBOR, subject to a 0.50% LIBOR floor. The Company accounted for the amendments of its Senior Loan as a debt modification as the amendments were with the same lenders and the changes in terms did not cause the debt instruments to be considered “substantially different”.
Concurrently with the effectiveness of the Amended Credit Agreement, the Company made a voluntary prepayment on the Senior Loan in an aggregate principal amount of $50.3 million. As a result of the prepayment, the Company recorded an expense of $0.7 million related to the acceleration of deferred debt issuance costs, which is recorded within other income (expense) in the Condensed Consolidated Statements of Income. The Company capitalized $0.9 million of issuances costs related to payments to lenders in connection with the amendment and extension of its Senior Loan, which is recorded within debt in the Condensed Consolidated Statements of Financial Condition, and expensed $2.6 million of third-party costs related to the amendment which is recorded within general, administrative and other in the Condensed Consolidated Statements of Income.
Effective February 24, 2021, quarterly principal payments of $725 thousand are required to be made toward the 2028 Term Loans beginning June 30, 2021 (less any reduction for prior or future voluntary or mandatory prepayments of principal).
In addition to the scheduled principal repayments, the Company is required to offer to make prepayments of Consolidated Excess Cash Flow (“Cash Flow Payments”) no later than five days following the date the quarterly financial

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
13. Debt (cont.)
statements are due if the leverage ratio exceeds 2.50x. The Cash Flow Payments were calculated as defined in the Senior Loan agreement based on a percentage of calculated excess cash. During the three months ended March 31, 2021, the Company did not make any Cash Flow Payments.
As of March 31, 2021 and December 31, 2020, $290.0 million of 2028 Term Loans and $340.3 million of 2025 Term Loans were outstanding with weighted average interest rates of 3.81% and 3.98%, respectively.
Under the credit and guaranty agreement governing the terms of the Senior Loan, the Company must maintain certain leverage and interest coverage ratios. The credit and guaranty agreement also contains other covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur debt and restrict the Company and its subsidiaries ability to merge or consolidate, or sell or convey all or substantially all of the Company’s assets. As of March 31, 2021 and December 31, 2020, the Company was in compliance with all covenants.
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
Credit Facility
Concurrent with the issuance of the Senior Loan, the Company entered into a $50 million revolving credit facility (“Credit Facility”). The Credit Facility matures on February 24, 2026 and carries an unused commitment fee that is paid quarterly.
There were no outstanding borrowings related to the Credit Facility as of each of March 31, 2021 and December 31, 2020.
Other
Certain subsidiaries of the Company agree to jointly and severally guarantee, as primary obligor and not merely as surety guarantee the obligations of their parent entity, GCMH.
Amortization of the deferred costs was approximately $0.3 million and $0.9 million for the three months ended March 31, 2021 and 2020, respectively, and is recorded within interest expense in the Condensed Consolidated Statements of Income.
The carrying value of the Senior Loan, excluding the unamortized debt issuance costs presented as a reduction to the principal balance, approximated the fair value as of March 31, 2021 and December 31, 2020. As the Senior Loan was not accounted for at fair value, it was not included in the Company’s fair value hierarchy in Note 7, however had it been included, it would have been classified in Level 2.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
14. Interest Rate Derivatives
The Company has entered into various derivative agreements with financial institutions to hedge interest rate risk related to its outstanding debt. The Company had the following interest rate derivatives recorded as an asset within other assets in the Condensed Consolidated Statements of Financial Condition as of March 31, 2021 and as a liability within accrued expenses and other liabilities in the Condensed Consolidated Statements of Financial Condition as of December 31, 2020:

			As of March 31, 2021
Derivative	Notional Amount	Fair Value as of March 31, 2021	Fixed Rate Paid	Floating Rate Received	Effective Date(2)	Maturity Date
Interest rate swap	$232,000	$2,930	1.33%	1 month LIBOR (1)	March 2021	February 2028
____________
(1)Floating rate received subject to a 0.50% Floor
(2)Represents the date at which the derivative is in effect and the Company is contractually required to begin payment of interest under the terms of the agreement.

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
A rollforward of the amounts in accumulated other comprehensive income (loss) (“AOCI”) related to interest rate derivatives designated as cash flow hedges as follows:

	Three Months Ended
	March 31,
	2021	2020
Unrealized loss at beginning of period, gross	$(11,163)	$(6,933)
Cumulative-effect adjustment from adoption of ASU 2017-12	—	650
Amount of recognized in other comprehensive income (loss)	2,559	(7,723)
Amount reclassified from accumulated other comprehensive loss to interest expense	1,120	446
Unrealized loss at end of period	(7,484)	(13,560)
Less: Loss attributable to noncontrolling interests in GCMH	(5,894)	—
Unrealized loss at end of period, net	$(1,590)	$(13,560)

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
14. Interest Rate Derivatives (cont.)
The amount of gain (loss) related to interest rate contracts not designated as hedging instruments was recognized as follows:

	Three Months Ended
	March 31,
	2021	2020
Other income (expense)	$1,934	$(8,634)
On February 24, 2021, the Company terminated all outstanding derivative instruments. The amount previously recorded as a hedge in AOCI is remaining in AOCI, and will be recorded in interest expense within the Condensed Consolidated Statements of Income over the original life of the swap.
Effective on March 1, 2021, the Company entered into a swap agreement (“2028 Swap Agreement”) with a financial institution to hedge interest rate risk related to payments made during the extended maturity of the 2028 Term Loans that has a notional amount of $232.0 million. The 2028 Swap Agreement and 2028 Term Loans have a 0.50% LIBOR floor. The swap was determined to be an effective cash flow hedge at inception based on a comparison of critical terms.
The fair values of the derivatives and interest rate collar are based on observable market inputs and represent the net amount required to terminate the positions, taking into consideration market rates and non-performance risk. Refer to Note 7 for further details.
15. Commitments and Contingencies
Commitments
The Company was required to pay a fixed management fee of $0.5 million per year for a five year period that commenced in 2019 pursuant to its 12.5% interest in an aircraft. On March 11, 2021, GCMH entered into an agreement to assign 50% of its 12.5% share interest in an aircraft to Holdings, for cash consideration of approximately $1.3 million. The Company is now required to pay a fixed management fee of $0.3 million per year.
The Company had $81.6 million and $81.8 million of unfunded investment commitments as of March 31, 2021 and December 31, 2020, respectively, representing general partner capital funding commitments to several of the GCM Funds. As of March 31, 2021 and December 31, 2020, $25.0 million and $32.1 million received in the Mosaic Transaction is available to fund such commitments, respectively.
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

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
15. Commitments and Contingencies (cont.)
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
16. Related Parties
In regard to the following related party disclosures, the Company’s management cannot be sure that such transactions or arrangements would be the same to the Company if the parties involved were unrelated and such differences could be material.
The Company provides certain employees partnership interest awards which are paid by Holdings, Holdings II and Management LLC. Refer to Note 11 for further details.
The Company has a sublease agreement with Holdings. Because the terms of the sublease are identical to the terms of the original lease, there is no impact to net income (loss) in the Condensed Consolidated Statements of Income or Condensed Consolidated Statements of Cash Flows.
The Company incurs certain costs, primarily related to accounting, client reporting, investment-decision making and treasury-related expenditures, for which it receives reimbursement from the GCM Funds in connection with its performance obligations to provide investment management services. Due from related parties in the Condensed Consolidated Statements of Financial Condition includes net receivables of approximately $8.4 million and $11.2 million as of March 31, 2021 and December 31, 2020, respectively, paid on behalf of affiliated entities that are reimbursable to the Company.
Our executive officers, senior professionals, and certain current and former employees and their families invest on a discretionary basis in GCM Funds, which are generally not subject to management fees and performance fees. As of March 31, 2021 and December 31, 2020, such investments and future commitments aggregated $442.0 million and $426.7 million, respectively.
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
From time to time, certain of the Company’s executive officers utilize a private business aircraft, including an aircraft wholly owned or controlled by members of Holdings. Additionally, the Company arranges for the use of the private business aircraft through a number of charter services, including entities predominantly or wholly owned or controlled by members of Holdings. The Company paid approximately $0.2 million and $0.9 million for the three months ended March 31, 2021, and 2020, respectively, to utilize aircraft and charter services wholly owned or controlled by members of Holdings, which is recorded within general, administrative and other in the Condensed Consolidated Statements of Income.
Prior to the Transaction, the Company paid for all direct and indirect expenses of GCMHGP LLC, including accounting and administrative expenses. GCMHGP LLC did not reimburse the Company for such expenses, which were immaterial to the Company.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

17. Income Taxes
The Company’s effective tax rate used for interim periods is based on the tax effect of items recorded discretely in the interim period in which those items occur. The effective tax rate is dependent on many factors, including the estimated amount of income subject to income tax and allocation of tax benefit to noncontrolling interest; therefore, the effective tax rate can vary from period to period. The Company evaluates the realizability of its deferred tax asset on a quarterly basis and adjusts the valuation allowance when it is expected a portion of the deferred tax asset may not be realized.
The Company’s effective tax rate was (3)% and (7)% for the three months ended March 31, 2021 and 2020, respectively. These rates were different than the statutory rate due to the portion of income allocated to the non-controlling entities, valuation allowance recorded against deferred tax assets and discrete tax adjustments recorded in the periods.
As of March 31, 2021, the Company had no unrecognized tax positions and believes there will be no changes to uncertain tax positions within the next 12 months.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
18. Earnings (Loss) Per Share
The Company analyzed the calculation of earnings (loss) per share for periods prior to the Transaction as described in Note 3, and determined that it resulted in values that would not be meaningful to the users of the consolidated financial statements. Therefore, earnings (loss) per share information has not been presented for periods prior to the Transaction on November 17, 2020.
The following is a reconciliation of basic and diluted earnings (loss) per share from continuing operations for the three months ended March 31, 2021:

Three Months Ended
March 31, 2021
Numerator for earnings (loss) per share calculation:
Net income attributable to GCM Grosvenor Inc.	$2,547
Exercise of private warrants	(431)
Exercise of public warrants	(2,787)
Exchange of Partnership units	(9,479)
Net loss attributable to common stockholders, diluted	(10,150)

Denominator for earnings (loss) per share calculation:
Weighted-average shares, basic	42,084,366
Exercise of private warrants - incremental shares under the treasury stock method	307,858
Exercise of public warrants - incremental shares under the treasury stock method	2,244,583
Exchange of Partnership units	144,235,246
Weighted-average shares, diluted	188,872,053

Basic EPS
Net income attributable to common stockholders, basic	$2,547
Weighted-average shares, basic	42,084,366
Net income per share attributable to common stockholders, basic	$0.06

Diluted EPS
Net loss attributable to common stockholders, diluted	$(10,150)
Weighted-average shares, diluted	188,872,053
Net loss per share attributable to common stockholders, diluted	$(0.05)
Shares of the Company’s Class C common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, a separate presentation of basic and diluted earnings (loss) per share of Class C common stock under the two-class method has not been presented.
The following outstanding potentially dilutive securities were excluded from the calculation of diluted earnings (loss) per share attributable to common stockholders because their impact would have been antidilutive for the period presented:

As of March 31, 2021
Unvested restricted stock units	2,806,690

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as amended, and, the risk factors in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as amended. This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as amended and under the “Forward-Looking Statements” section elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.
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
Trends Affecting Our Business
As a global alternative asset manager, our results of operations are impacted by a variety of factors, including conditions in the global financial markets and economic and political environments, particularly in the United States (“U.S.”), Europe, Asia-Pacific, Latin America and the Middle East. In a low-interest rate environment and as public equities are not able to achieve expected returns, there is increased investor demand for alternative investments to achieve higher yields. The opportunities in private markets continue to expand as firms raise new funds and launch new vehicles and products to access private markets across the globe.
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
During the three months ended March 31, 2021, we saw a recovery in both the public and private markets compared to the downward movement during the three months ended March 31, 2020 due to the effects of the COVID-19 pandemic. Given the amount of uncertainty regarding the scope and duration of the COVID-19 pandemic, it is currently not possible to predict the precise impact it will have on future quarters, but it has impacted, and may further impact, our business in various ways, including but not limited to the following:
•Restrictions on travel and public gatherings as well as stay-at-home orders in the U.S. and abroad have resulted in most of our client and prospect meetings not currently taking place in person, and the vast majority of our employees are working from home. As a consequence, we are conducting client and prospective client dialogue remotely, which has impeded and may continue to impede our ability to market our funds and raise new business, which may result in lower or delayed revenue growth, and it has become more difficult to conduct due diligence on investments.

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
We believe COVID-19’s adverse impact on our business, financial condition and results of operations will be significantly driven by a number of factors that we are unable to predict or control, including, for example: the severity and duration of the pandemic, including the timing of vaccination of a significant segment of the global population or the availability of a treatment for COVID-19; the impact of new variants of COVID-19; the pandemic’s impact on the U.S. and global economies; the timing, scope and effectiveness of additional governmental responses to the pandemic; the timing and path of economic recovery; and the negative impact on our clients, counterparties, vendors and other business partners that may indirectly adversely affect us.
As of March 31, 2021, we believe we have adequate liquidity with $156.3 million in available cash and available borrowing capacity of $48.2 million under our Revolving Credit Facility (defined below). For more information on our Credit Facilities, see “—Liquidity and Capital Resources—Indebtedness”.
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

We provided investment management/advisory services on assets of $64.9 billion and $61.9 billion as of March 31, 2021 and December 31, 2020, respectively.
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
The portion of assets under management that are subject to carried interest was approximately $26.7 billion as of March 31, 2021.
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
The portion of assets under management that are subject to performance fees was approximately $14.7 billion as of March 31, 2021.

Other Operating Income
Other operating income primarily consists of administrative fees from certain private investment vehicles where we perform a full suite of administrative functions but do not manage or advise and have no discretion over the capital.

Expenses
Employee Compensation and Benefits
Employee compensation and benefits primarily consists of (1) cash-based employee compensations and benefits (2) equity-based compensation, (3) partnership interest-based compensation, (4) carried interest compensation, (5) cash-based incentive fee related compensation and (6) other non-cash compensation. Bonus and incentive fee related compensation is generally determined by our management and is discretionary based on judgment taking into consideration, among other things, our financial results and the employee’s performance. In addition, various individuals, including certain senior professionals have been awarded partnership interests and RSUs. These partnership interests grant the recipient the right to certain cash distributions from GCMH Equityholders’ profits to the extent such distributions are authorized, resulting in non-cash profits interest compensation expense. Certain employees and former employees are also entitled to a portion of the carried interest and performance fees realized from certain GCM Funds, which is payable upon a realization of the carried interest or performance fees. The Company recognizes non-cash compensation expense attributable to the RSUs on a straight-line basis over the requisite service period, which is generally the vesting period.
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
Income Taxes
We are a corporation for U.S. federal income tax purposes and therefore are subject to U.S. federal and state income taxes on our share of taxable income generated by the Company. GCMH is treated as a pass-through entity for U.S. federal and state income tax purposes. As such, income generated by GCMH flows through to its partners, and is generally not subject to U.S. federal or state income tax at the partnership level. Our non-U.S. subsidiaries generally operate as corporate entities in non-U.S. jurisdictions, with certain of these entities subject to local or non-U.S. income taxes. The tax liability with respect to income attributable to noncontrolling interests in GCMH is borne by the holders of such noncontrolling interests.

Results of Operations
The following is a discussion of our consolidated results of operations for the three months ended March 31, 2021 and 2020. This information is derived from our accompanying condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

	Three Months Ended March 31,
	2021	2020	Change	% Change
	(in thousands, unaudited)
Revenues
Management fees	$82,625	$77,701	$4,924	6%
Incentive fees	18,214	3,233	14,981	463%
Other operating income	2,380	1,683	697	41%
Total operating revenues	103,219	82,617	20,602	25%

Expenses
Employee compensation and benefits	83,353	55,477	27,876	50%
General, administrative and other	24,532	24,596	(64)	—%
Total operating expenses	107,885	80,073	27,812	35%
Operating income (loss)	(4,666)	2,544	(7,210)	(283)%
Investment income	13,048	3,373	9,675	287%
Interest expense	(4,491)	(5,867)	1,376	(23)%
Other income (expense)	1,317	(9,733)	11,050	(114)%
Change in fair value of warrant liabilities	14,057	—	14,057	NM
Net other income (expense)	23,931	(12,227)	36,158	(296)%
Income (loss) before income taxes	19,265	(9,683)	28,948	(299)%
Provision (benefit) for income taxes	(663)	643	(1,306)	(203)%
Net income (loss)	19,928	(10,326)	30,254	(293)%
Less: Net income attributable to redeemable noncontrolling interest	8,089	2,093	5,996	286%
Less: Net income attributable to noncontrolling interests in subsidiaries	8,589	2,536	6,053	239%
Less: Net income (loss) attributable to noncontrolling interests in GCMH	703	(14,955)	15,658	(105)%
Net income (loss) attributable to GCM Grosvenor Inc.	$2,547	$—	$2,547	NM
________________
NM - Not Meaningful

Revenues

	Three Months Ended March 31,
	2021	2020	Change	% Change
	(in thousands, unaudited)
Private markets strategies	$40,373	$36,464	$3,909	11%
Absolute return strategies	39,892	39,263	629	2%
Fund expense reimbursement revenue	2,360	1,974	386	20%
Total management fees	82,625	77,701	4,924	6%
Incentive fees	18,214	3,233	14,981	463%
Administrative fees	2,105	1,526	579	38%
Other	275	157	118	75%
Total other operating income	2,380	1,683	697	41%
Total operating revenues	$103,219	$82,617	$20,602	25%

Management fees increased $4.9 million, or 6%, to $82.6 million, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to a $2.2 million increase in fees related to private market strategies specialized funds, driven by a $2.0 million increase in net catch-up management fees, as well as a $1.8 million increase in fees related to private market strategies customized separate accounts. Additionally, there was a $0.6 million increase in fees related to absolute return strategies and a $0.4 million increase in fund expense reimbursement revenue.
Incentive fees consisted of carried interest of $12.1 million and $2.6 million and performance fees of $6.1 million and $0.6 million for the three months ended March 31, 2021 and 2020, respectively. Incentive fees increased $15.0 million, or 463%, to $18.2 million, for the three months ended March 31, 2021 compared to three months ended March 31, 2020, due to a $9.5 million increase in carried interest and a $5.5 million increase in performance fees. The increase in carried interest is primarily due to several large funds realizing distributions during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, which had lower distributions. The increase in performance fees is primarily due to a fund with a March 31 fiscal year end for which fees crystallized as of March 31, 2021.
Expenses

	Three Months Ended March 31,
	2021	2020	Change	% Change
	(in thousands, unaudited)
Cash-based employee compensation and benefits	$41,780	$44,302	$(2,522)	(6)%
Equity-based compensation	27,036	—	27,036	NM
Partnership interest-based compensation	4,903	7,920	(3,017)	(38)%
Carried interest compensation	6,860	2,190	4,670	213%
Cash-based incentive fee related compensation	1,833	—	1,833	NM
Other non-cash compensation	941	1,065	(124)	(12)%
Total employee compensation and benefits	$83,353	$55,477	$27,876	50%
___________
NM - Not Meaningful
Employee compensation and benefits increased $27.9 million, or 50%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Cash-based employee compensation and benefits decreased $2.5 million, or 6%, to $41.8 million, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to a $3.0 million decrease in bonus expense and a $1.7 million decrease in severance expense, partially offset by a $0.9 million increase in base salary expense and a $0.5 million increase in payroll taxes. Equity-based compensation increased $27.0 million compared to the three months ended March 31, 2020 due to issuance of RSUs in connection with the 2020 Incentive Award Plan. Partnership interest-based compensation decreased $3.0 million, or 38%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to amendments to partnership interest-based awards that impacted the three months ended March 31, 2020 and lower distributions during the three months ended March 31, 2021. Carried interest compensation increased $4.7 million, or 213%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to higher realized carried interest during the three months ended March 31, 2021 generated from funds. Cash-based incentive fee related compensation increased $1.8 million for the three months ended March 31, 2021 due to increases in incentive fee revenue, primarily driven by increased realized performance fee revenue.
General, administrative and other decreased $0.1 million to $24.5 million, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.
Net Other Income (Expense)
Net other income (expense) decreased $36.2 million, or 296%, to $23.9 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.
Investment income increased $9.7 million, or 287%, to $13.0 million, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to the change in value of private and public market investments.
Interest expense decreased $1.4 million, or 23%, to $(4.5) million, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to paying down approximately $50.3 million of principal on our senior secured term loan facility (the “Term Loan Facility”) during the three months ended March 31, 2021 in connection with the Amended Credit Agreement.
Other income (expense) decreased $11.1 million or 114%, to $1.3 million, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to the change in unrealized loss related to interest rate derivatives due to decreases in market interest rates.
Change in fair value of warrant liabilities of $14.1 million for the three months ended March 31, 2021 was due to the change in warrant liabilities fair value.
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
Our effective income tax rate was (3)% and (7)% for the three months ended March 31, 2021 and 2020, respectively. Our overall effective tax rate is less than the statutory rate primarily because (a) we were not subject to U.S. federal taxes prior to the Transaction and (b) a portion of income is allocated to noncontrolling interests, and the tax liability on such income is borne by the holders of such noncontrolling interests.
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

	Three Months Ended March 31, 2021
	(in millions, unaudited)
	Private Markets Strategies	Absolute Return Strategies	Total
Fee-paying AUM
Balance, beginning of period	$27,839	$24,130	$51,969
Contributions	1,735	659	2,394
Withdrawals	—	(450)	(450)
Distributions	(907)	(4)	(911)
Change in Market Value	223	123	346
Foreign Exchange and Other	(1)	15	14
Balance, end of period	$28,889	$24,473	$53,362

	Year Ended December 31, 2020
	(in millions)
	Private Markets Strategies	Absolute Return Strategies	Total
Fee-paying AUM
Balance, beginning of period	$26,477	$23,556	$50,033
Contributions	3,563	1,625	5,188
Withdrawals	—	(3,386)	(3,386)
Distributions	(2,022)	(256)	(2,278)
Change in Market Value	(2)	2,721	2,719
Foreign Exchange and Other	(177)	(130)	(307)
Balance, end of period	$27,839	$24,130	$51,969
Contracted, not yet fee-paying AUM represents limited partner commitments during the initial commitment or investment period where fees are not yet being charged, but are expected to be charged in the future based on invested capital (capital committed to underlying investments) or on a ratable ramp-in of total commitments.

	Three Months Ended March 31, 2021 (unaudited)	Year Ended December 31, 2020

	(in millions)
Contracted, not yet Fee-Paying AUM at period end	$7,454	$7,057
AUM at period end	$64,862	$61,943
Three Months Ended March 31, 2021
FPAUM increased $1.4 billion, or 3%, to $53.4 billion during the three months ended March 31, 2021, due to $2.4 billion and $0.3 billion of contributions and change in market value, respectively, partially offset by $0.5 billion and $0.9 billion of withdrawals and distributions, respectively.
•Private markets strategies FPAUM increased $1.1 billion, or 4%, to $28.9 billion as of March 31, 2021, primarily due to $1.7 billion of contributions, partially offset by $0.9 billion of distributions.
•Absolute return strategies FPAUM increased $0.3 billion, or 1%, to $24.5 billion as of March 31, 2021, primarily due to $0.7 billion of contributions, partially offset by $0.5 billion of withdrawals.

Contracted, not yet Fee-Paying AUM increased $0.4 billion, or 6%, to $7.5 billion during the three months ended March 31, 2021 due to the closing of new commitments during the period net of reductions for Contracted, not yet fee-paying AUM that became fee-paying AUM during the period.
AUM increased $2.9 billion, or 5%, to $64.9 billion during the three months ended March 31, 2021, primarily driven by changes in FPAUM and Contracted, not yet Fee-Paying AUM, as well as mark to market changes that did not impact FPAUM.
Non-GAAP Financial Measures
In addition to our results of operations above, we report certain financial measures that are not required by, or presented in accordance with, GAAP. Management uses these non-GAAP measures to assess the performance of our business across reporting periods and believe this information is useful to investors for the same reasons. These non-GAAP measures should not be considered a substitute for the most directly comparable GAAP measures, which are reconciled below. Further, these measures have limitations as analytical tools, and when assessing our operating performance, you should not consider these measurements in isolation or as a substitute for GAAP measures including revenues and net income (loss). We may calculate or present these non-GAAP financial measures differently than other companies who report measures with the same or similar names, and as a result, the non-GAAP measures we report may not be comparable.

Summary of Non-GAAP Financial Measures

	Three Months Ended March 31,
	2021	2020
	(in thousands, unaudited)
Revenues
Private markets strategies	$40,373	$36,464
Absolute return strategies	39,892	39,263
Management fees, net (1)	80,265	75,727
Administrative fees and other operating income	2,380	1,683
Fee-Related Revenue	82,645	77,410
Less:
Cash-based employee compensation and benefits, net (2)	(41,192)	(42,022)
General, administrative and other, net (1)	(22,171)	(22,619)
Plus:
Amortization of intangibles	583	1,876
Non-core items (3)	5,328	2,916
Fee-Related Earnings	25,193	17,561
Incentive fees:
Performance fees	6,113	605
Carried interest	12,101	2,628
Incentive fee related compensation and NCI:
Cash-based incentive fee related compensation	(1,833)	—
Carried interest compensation, net (4)	(7,503)	(1,201)
Carried interest attributable to noncontrolling interest	(4,430)	(1,333)
Interest income	7	296
Other (income) expense	51	118
Depreciation	473	696
Adjusted EBITDA	30,172	19,370
Depreciation	(473)	(696)
Interest expense	(4,491)	(5,867)
Adjusted Pre-tax Income	25,208	12,807
Adjusted income taxes(5)	(6,302)	(3,202)
Adjusted Net Income	$18,906	$9,605
____________
(1) Excludes fund reimbursement revenue of $2.4 million and $2.0 million and for the three months ended March 31, 2021 and 2020, respectively.
(2) Excludes severance expense of $0.6 million and $2.3 million for the three months ended March 31, 2021 and 2020, respectively.
(3) Includes corporate transaction related costs of $5.3 million and $3.4 million for the three months ended March 31, 2021 and 2020, respectively.
(4) Excludes the impact of non-cash carried interest expense of $0.6 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively.
(5) Represents corporate income taxes at a blended statutory rate of 25.0% applied to adjusted pre-tax income for all periods presented. The 25.0% is based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 4.0%. As we were not subject to U.S. federal and state income taxes prior to the Transaction, the blended statutory rate of 25.0% has been applied to all periods presented for comparability purposes.

Net Incentive Fees Attributable to GCM Grosvenor
Net incentive fees are used to highlight fees earned from incentive fees that are attributable to GCM Grosvenor. Net incentive fees represent incentive fees excluding (a) incentive fee related compensation and (b) carried interest attributable to noncontrolling interest holders.
The following tables show reconciliations of incentive fees to net incentive fees attributable to GCM Grosvenor for the three months ended March 31, 2021 and 2020, respectively:
Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021	2020
	(in thousands, unaudited)
Net incentive fees attributable to GCM Grosvenor
Incentive fees:
Performance fees	$6,113	$605
Carried interest	12,101	2,628
Less:
Cash-based incentive fee related compensation	(1,833)	—
Cash carried interest compensation	(6,860)	(2,190)
Non-cash carried interest compensation	(643)	989
Carried interest expense attributable to redeemable noncontrolling interest holder	(1,905)	(865)
Carried interest expense attributable to other noncontrolling interest holders, net	(2,525)	(468)
Net incentive fees attributable to GCM Grosvenor	$4,448	$699
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
The following tables show reconciliations of total operating revenues to net fees attributable to GCM Grosvenor for the three months ended March 31, 2021 and 2020, respectively:
Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021	2020
	(in thousands, unaudited)
Net fees attributable to GCM Grosvenor
Total operating revenues	$103,219	$82,617
Less:
Fund expense reimbursement revenue	(2,360)	(1,974)
Cash-based incentive fee related compensation	(1,833)	—
Cash carried interest compensation	(6,860)	(2,190)
Non-cash carried interest compensation	(643)	989
Carried interest expense attributable to redeemable noncontrolling interest holder	(1,905)	(865)
Carried interest expense attributable to other noncontrolling interest holders, net	(2,525)	(468)
Net fees attributable to GCM Grosvenor	$87,093	$78,109

Adjusted Pre-Tax Income, Adjusted Net Income and Adjusted EBITDA
Adjusted pre-tax income, Adjusted net income and Adjusted EBITDA are non-GAAP measures used to evaluate our profitability.
Adjusted pre-tax income represents net income attributable to GCM Grosvenor Inc. including (a) net income attributable to GCMH, excluding (b) income taxes, (c) changes in fair value of derivatives and warrants, (d) partnership interest-based and non-cash compensation, (e) equity-based compensation, (f) unrealized investment income and (g) certain other items that we believe are not indicative of our core performance, including charges related to corporate transactions and employee severance. We believe adjusted pre-tax income is useful to investors because it provides additional insight into the operating profitability of our business.
Adjusted net income represents adjusted pre-tax income minus income taxes.
Adjusted EBITDA represents adjusted net income excluding (a) income taxes, (b) depreciation expense and (c) interest expense on our outstanding debt. We believe Adjusted EBITDA is useful to investors because it enables them to better evaluate the performance of our core business across reporting periods.

The following tables show reconciliations of net income (loss) attributable to GCM Grosvenor Inc. and Adjusted pre-tax income, Adjusted net income and Adjusted EBITDA for the three months ended March 31, 2021 and 2020, respectively:
Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021	2020
	(in thousands, unaudited)
Adjusted pre-tax income & Adjusted net income
Net income (loss) attributable to GCM Grosvenor Inc.	$2,547	$—
Plus:
Net income (loss) attributable to GCMH	703	(14,955)
Income taxes	(663)	643
Change in fair value of derivatives	(1,934)	8,634
Change in fair value of warrants	(14,057)	—
Amortization expense	583	1,876
Severance	588	2,280
Transaction expenses(1)	5,300	3,355
Loss on extinguishment of debt	675	1,032
Other	8	—
Partnership interest-based compensation	4,903	7,920
Equity-based compensation	27,036	—
Other non-cash compensation	941	1,065
Less:
Investment income, net of noncontrolling interests	(779)	(32)
Non-cash carried interest compensation	(643)	989
Adjusted pre-tax income	25,208	12,807
Less:
Adjusted income taxes(2)	(6,302)	(3,202)
Adjusted net income	$18,906	$9,605

Adjusted EBITDA
Adjusted net income	$18,906	$9,605
Plus:
Adjusted income taxes(2)	6,302	3,202
Depreciation expense	473	696
Interest expense	4,491	5,867
Adjusted EBITDA	$30,172	$19,370
____________

(1) Represents 2020 expenses related to the Mosaic transaction and 2021 expenses related to a debt offering, other contemplated corporate transactions, and other public company readiness expenses.
(2) Represents corporate income taxes at a blended statutory rate of 25.0% applied to adjusted pre-tax income for all periods presented. The 25.0% is based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 4.0%. As we were not subject to U.S. federal and state income taxes prior to the Transaction, the blended statutory rate of 25.0% has been applied to all periods presented for comparability purposes.

Adjusted Net Income Per Share
The following table shows a reconciliation of diluted weighted-average shares of Class A common stock outstanding to adjusted shares outstanding used in the computation of adjusted net income per share for the three months ended March 31, 2021 and 2020, respectively:
Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,
$000, except per share amounts	2021	2020[1]
	(in thousands, except share and per share amounts; unaudited)

Adjusted net income	$18,906	$9,605

Weighted-average shares of Class A common stock outstanding - basic	42,084,366	39,984,515
Exercise of private warrants - incremental shares under the treasury stock method	307,858	—
Exercise of public warrants - incremental shares under the treasury stock method	2,244,583	—
Exchange of partnership units	144,235,246	144,235,246
Weighted-average shares of Class A common stock outstanding - diluted	188,872,053	184,219,761
Effective dilutive warrants, if antidilutive for GAAP	—	897,151
Adjusted shares - diluted	188,872,053	185,116,912

Adjusted net income per share - diluted	$0.10	$0.05
____________
(1) As Class A common stock did not exist prior to the Transaction, the computation of Adjusted net income per share assumes the same weighted average shares of Class A common stock outstanding, dilutive warrants, and number of adjusted shares outstanding as of December 31, 2020 for all periods prior to the Transaction.
Fee-Related Earnings
Fee-related earnings (“FRE”) is a non-GAAP metric used to highlight earnings from recurring management fees and administrative fees. FRE represents adjusted EBITDA further adjusted to exclude (a) incentive fees and related compensation and (b) other non-operating income, and to include depreciation expense. We believe FRE is useful to investors because it provides additional insights into the management fee driven operating profitability of our business.
Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021	2020
	(in thousands, unaudited)
Adjusted EBITDA	$30,172	$19,370
Less:
Incentive fees	(18,214)	(3,233)
Depreciation expense	(473)	(696)
Other non-operating income	(58)	(414)
Plus:
Incentive fee related compensation	9,336	1,201
Carried interest expense attributable to redeemable noncontrolling interest holder	1,905	865
Carried interest expense attributable to other noncontrolling interest holders, net	2,525	468
Fee-Related Earnings	$25,193	$17,561

Liquidity and Capital Resources
We have historically financed our operations and working capital through net cash from operating activities and borrowings under our Term Loan Facility and Revolving Credit Facility (each as defined below). As of March 31, 2021, we had $156.3 million of cash and cash equivalents and available borrowing capacity of $48.2 million under our Revolving Credit Facility. Our primary cash needs are to fund working capital requirements, invest in growing our business, make investments in GCM Funds, make scheduled principal payments and interest payments on our outstanding indebtedness and pay tax distributions to members. Additionally, as a result of the Transaction, we will need cash to make payments under the Tax Receivable Agreement. We expect that our cash flow from operations, current cash and cash equivalents and available borrowing capacity under our Revolving Credit Facility will be sufficient to fund our operations and planned capital expenditures and to service our debt obligations for the next twelve months.
We are required to maintain minimum net capital balances for regulatory purposes for our Japan, Hong Kong, United Kingdom (“U.K.”) and U.S. broker-dealer subsidiaries. These net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of March 31, 2021 we are in compliance with these regulatory requirements.
Cash Flows
Three Months Ended March 31, 2021, and 2020

	Three Months Ended March 31,
	2021	2020
	(in thousands, unaudited)
Net cash provided by (used in) operating activities	$15,791	$(33,037)
Net cash provided by (used in) investing activities	(3,999)	(1,684)
Net cash provided by (used in) financing activities	(53,004)	94,540
Effect of exchange rate changes on cash	(661)	(325)
Net increase (decrease) in cash and cash equivalents	$(41,873)	$59,494
Net Cash Provided by (Used in) Operating Activities
Net cash provided by (used in) operating activities was primarily driven by our net income (loss) in the respective periods after adjusting for significant non-cash activities, including depreciation and amortization expense, non-cash partnership interest-based compensation, non-cash RSU amortization, the change in fair value of derivatives and warrants and the change in equity value of our investments, in addition to proceeds received from return on investments and the payment of bonus compensation.
Net cash provided by (used in) operating activities was $15.8 million and $(33.0) million for the three months ended March 31, 2021 and 2020, respectively. These operating cash flows were primarily driven by:
•net income (loss) of $19.9 million and $(10.3) million for the three months ended March 31, 2021 and 2020, respectively, adjusted for $8.6 million and $18.6 million of non-cash activities, respectively, as well as changes in working capital; and
•proceeds received from investments of $3.9 million and $2.6 million for the three months ended March 31, 2021 and 2020, respectively.
Net Cash Provided by (Used in) Investing Activities
Net cash used in investment activities was $(4.0) million and $(1.7) million for the three months ended March 31, 2021 and 2020, respectively. These investing cash flows were primarily driven by:
•contributions/subscriptions to investments of $(8.2) million and $(6.4) million during the three months ended March 31, 2021 and 2020, respectively; and
•withdrawals/redemptions from investments of $2.9 million and $5.6 million during the three months ended March 31, 2021 and 2020, respectively.

Net Cash Provided by (Used in) Financing Activities
Net cash provided by (used in) financing activities was $(53.0) million and $94.5 million for the three months ended March 31, 2021 and 2020, respectively. These financing activities were primarily driven by:
•capital contributions received from noncontrolling interest holders of $1.1 million and $174.6 million during the three months ended March 31, 2021 and 2020, respectively;
•capital distributions paid to partners and member of $(11.7) million and $0.0 million during the three months ended March 31, 2021 and 2020, respectively;
•capital distributions paid to noncontrolling interest holders of $(13.3) million and $(5.8) million during the three months ended March 31, 2021 and 2020, respectively;
•proceeds from the Revolving Credit Facility of $0.0 million and $20.0 million during the three months ended March 31, 2021 and 2020, respectively;
•principal payments on the Revolving Credit Facility of $0.0 million and $(3.0) million during the three months ended March 31, 2021 and 2020, respectively;
•principal payments on the Term Loan Facility of $(50.3) million and $(91.2) million during the three months ended March 31, 2021, and 2020, respectively;
•proceeds from exercise of warrants of $24.5 million during the three months ended March 31, 2021;
•dividends paid of $(2.5) million during the three months ended March 31, 2021.
Indebtedness
On January 2, 2014, GCMH entered into a credit agreement (as amended, amended and restated, supplemented or otherwise modified, the “Credit Agreement”) that provides GCMH with a senior secured term loan facility (the “Term Loan Facility”) and for commitments for a $50.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facilities”). Under the Revolving Credit Facility, $15.0 million is available for letters of credit and $10.0 million is available for swingline loans. As of March 31, 2021, GCMH had borrowings of $290.0 million outstanding under the Term Loan Facility and no outstanding balance under the Revolving Credit Facility.
On February 24, 2021, we entered into an amended credit agreement, which among other things reduced the interest rate margin and extended the maturity dates of our Term Loan Facility. Concurrently with the amendment, we also made a voluntary prepayment on the Term Loan Facility in an aggregate principal amount of $50.3 million. The maturity date of all of the outstanding borrowings under the Term Loan Facility is February 24, 2028, and the maturity date for the full amount of the Revolving Credit Facility is February 24, 2026.
See Note 13 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of our outstanding indebtedness.
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

Tax Receivable Agreement
Exchanges of Grosvenor common units by limited partners of GCMH will result in increases in the tax basis in our share of the assets of GCMH and its subsidiaries that otherwise would not have been available. These increases in tax basis are expected to increase our depreciation and amortization deductions and create other tax benefits and therefore may reduce the amount of tax that we would otherwise be required to pay in the future. The Tax Receivable Agreement requires us to pay 85% of the amount of these and certain other tax benefits, if any, that we realize (or are deemed to realize in certain circumstances) to the TRA Parties. As of March 31, 2021, the payable to related parties pursuant to the tax receivable agreement was $60.6 million.
Off-Balance Sheet Arrangements
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our condensed consolidated financial statements.
Contractual Obligations, Commitments and Contingencies
The following table represents our contractual obligations as of March 31, 2021, aggregated by type:

	Contractual Obligations
	Total	Remainder of 2021	2022-2023	2024-2025	Thereafter
	(in thousands, unaudited)
Operating leases	$29,610	$6,720	$14,828	$5,842	$2,220
Debt obligations(1)	290,000	2,175	5,800	5,800	276,225
Interest on debt obligations(2)	58,901	6,629	17,355	17,025	17,892
Capital commitments to our investments(3)	81,628	81,628	—	—	—
Total	$460,139	$97,152	$37,983	$28,667	$296,337
____________

(1)Represents scheduled debt obligation payments under our Term Loan Facility and Revolving Credit Facility.
(2)Represents interest to be paid on our debt obligations. The interest payments are calculated using the interest rate of 3.0% on our Term Loan Facility in effect as of March 31, 2021.
(3)Represents general partner capital funding commitments to several of the GCM Funds. These amounts are generally due on demand and are therefore presented in the less than one-year category, however, based on historical precedent, are likely to be due over a substantially longer period of time.
During the three months ended March 31, 2021, we made principal payments on the Term Loan Facility of $50.3 million.
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

We believe the following are important metrics relating to Mosaic which highlight the assets in the entity that are subject to the Mosaic Call Right:

(dollars in millions, unaudited)
Net Purchase Price to Exercise Mosaic Call Right (as of March 31, 2021):(1)	$175.5
Mosaic LTM Carried Interest (as of March 31, 2021):(2)	$8.8
Net Asset Value of Capital to be Acquired upon Exercise of Mosaic Call Right (as of March 31, 2021):	$87.4
Liquidation Value of Carried Interest to be Acquired upon Exercise of Mosaic Call Right (as of March 31, 2021):	$150.3
Mosaic Carry Dollars at Work(3) (as of March 31, 2021):	$422.7
___________

(1)Based on a threshold equal to 130% of amounts contributed to Mosaic by the third-party investor, net of $25.1 million of Mosaic cash. As of March 31, 2021, the purchase price to exercise the Mosaic Call Right based on a 12% pre-tax internal rate of return on amounts contributed to Mosaic by the third-party investor would have been $144.9 million, net of Mosaic cash. Upon any exercise of the Mosaic Call Right or the Mosaic Put Right (as defined below), the actual purchase price will be equal to the greater of the two alternatives.
(2)The amount shown represents the redeemable noncontrolling interest reflected in our condensed consolidated financial statements for the twelve-month period ended March 31, 2021. Had the transaction occurred on March 31, 2020 and included all tax carry attributable to the Mosaic interests from such time forward, the redeemable noncontrolling interest amount reflected in our condensed consolidated financial statements for the twelve-month period ended March 31, 2021 would have been $14.7 million.
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
Critical Accounting Policies
The preparation of our condensed consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses. We base our judgments on our historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making estimates about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
For a more complete discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our condensed consolidated financial statements, please refer below for any new accounting judgements and estimates for the quarter and to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as amended.
Equity-Based Compensation
RSUs issued are measured at their fair value at the date of grant. We established a policy of using the closing sale price of our Class A common stock as quoted on the Nasdaq Stock Market LLC on the trading day before the date of grant for purposes of determining the fair value of our RSUs. Expenses related to RSUs are recorded over the vesting period using the straight-line method. Awards the Company intends to settle in cash are classified as liabilities and are subsequently remeasured to the closing stock price as of each reporting date through the payment date.

Recent Accounting Pronouncements
Information regarding recent accounting developments and their impact on our results can be found in Note 2 in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
There have been no material changes in our market risks during the three months ended March 31, 2021. For additional information, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as amended.
ITEM 4. CONTROLS AND PROCEDURES
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weakness described below and in our Annual Report on Form 10-K as of and for the year ended December 31, 2020 (as amended), our principal executive officer and principal financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level. After consideration of the views expressed in the SEC’s staff statement on April 12, 2021 related to accounting for warrants issued by Special Purpose Acquisition Companies (“SPACs”), the Company’s management identified a control deficiency in the operation of our internal control over financial reporting that constituted a material weakness. Specifically, the Company’s controls to evaluate the accounting for warrants issued by CFAC did not operate effectively to appropriately apply the provisions of ASC 815-40. This material weakness resulted in a restatement of our previously issued financial statements as of and for the year ended December 31, 2020, as filed with the SEC on May 10, 2021.
To remediate the material weakness in the Company’s internal control over financial reporting, the Company implemented additional review procedures, additional training and enhancements to the accounting policy related to the accounting for warrants to determine proper accounting in accordance with GAAP. While management believes that the remedial efforts have resolved the identified material weakness, there is no assurance that management’s remedial efforts conducted to date will be sufficient or that additional remedial actions will not be necessary. Notwithstanding the identified material weakness, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented in accordance with U.S. GAAP.
Changes in internal control over financial reporting
Other than the changes described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are a defendant in various lawsuits related to our business. We do not believe that the outcome of any current litigation will have a material effect on our condensed consolidated statements of financial condition or statements of income.
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
ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors since our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as amended.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

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
10.1†
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
		10-K/A	001-39716	10.10	05/10/21
10.2	Second Amendment to Amended and Restated Employment and Protective Covenants Agreement, by and between Frederick E. Pollock and Grosvenor Capital Management, L.P.	10-K/A	001-39716	10.23	05/10/21
10.3	First Amended and Restated Employment and Protective Covenants Agreement, effective January 1, 2021, by and between Grosvenor Capital Management, L.P. and Pamela L. Bentley	8-K	001-39716	10.1	1/4/2021
10.4	Form of Non-Employee Director Compensation Policy					*
31.1	Chief Executive Officer Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002					*
31.2	Chief Financial Officer Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002					*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					**
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
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

GCM GROSVENOR INC.
Date: May 14, 2021	By:	/s/ Michael J. Sacks
Michael J. Sacks
Chief Executive Officer
(Principal Executive Officer)

GCM GROSVENOR INC.
Date: May 14, 2021	By:	/s/ Pamela L. Bentley
Pamela L. Bentley
Chief Financial Officer
(Principal Financial Officer)