Form 10-Q
period 2021-06-30
GCM Grosvenor Inc.
filed 2021-08-12
CIK 1819796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 9, 2021, there were 42,644,593 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding and 144,235,246 shares of the registrant’s Class C common stock, par value $0.0001 per share, outstanding.

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
•“GCM Grosvenor” are to GCMH, its subsidiaries, and GCM, L.L.C.;
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
•“underlying funds” are to the investment vehicles managed by third-party investment managers in which GCM Funds invest; and
•“TRA Parties” are to the GCMH LLLP Equityholders, and their successors and assigns with respect to the Tax Receivable Agreement (“TRA”).

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including, but not limited to, statements regarding our future results of operations or financial condition; business strategy and plans; market opportunity; and expectations regarding the impact of COVID-19 may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth and our objectives for future operations.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GCM Grosvenor Inc.
Condensed Consolidated Statements of Financial Condition

(In thousands, except share and per share amounts)

	As of
	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and cash equivalents	$265,830	$198,146
Management fees receivable	16,716	14,524
Incentive fees receivable	39,697	69,424
Due from related parties	10,684	11,326
Investments	190,552	166,273
Premises and equipment, net	5,878	7,870
Intangible assets, net	7,421	8,588
Goodwill	28,959	28,959
Deferred tax assets, net	73,084	74,153
Other assets	26,011	53,015
Total assets	664,832	632,278
Liabilities and Equity (Deficit)
Accrued compensation and benefits	43,658	74,681
Employee related obligations	26,984	25,274
Debt	392,227	335,155
Payable to related parties pursuant to the tax receivable agreement	60,875	60,518
Warrant liabilities	32,788	42,793
Accrued expenses and other liabilities	32,195	60,926
Total liabilities	588,727	599,347
Commitments and contingencies (Note 15)

Redeemable noncontrolling interest	125,923	115,121

Preferred stock, $0.0001 par value, 100,000,000 shares authorized, none issued	—	—
Class A common stock, $0.0001 par value, 700,000,000 authorized; 42,628,996 and 40,835,093 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	4	4
Class B common stock, $0.0001 par value, 500,000,000 authorized, none issued	—	—
Class C common stock, $0.0001 par value, 300,000,000 authorized; 144,235,246 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	14	14
Additional paid-in capital	15,383	2,705
Accumulated other comprehensive loss	(2,209)	(2,233)
Retained earnings	(33,185)	(29,832)
Total GCM Grosvenor Inc. deficit	(19,993)	(29,342)
Noncontrolling interests in subsidiaries	98,707	94,013
Noncontrolling interests in GCMH	(128,532)	(146,861)
Total deficit	(49,818)	(82,190)
Total liabilities and equity (deficit)	$664,832	$632,278
See accompanying notes to condensed consolidated financial statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues
Management fees	$85,594	$75,136	$168,219	$152,837
Incentive fees	32,227	13,041	50,441	16,274
Other operating income	1,882	1,953	4,262	3,636
Total operating revenues	119,703	90,130	222,922	172,747
Expenses
Employee compensation and benefits	75,834	55,667	159,187	111,144
General, administrative and other	21,651	16,242	46,183	40,838
Total operating expenses	97,485	71,909	205,370	151,982
Operating income	22,218	18,221	17,552	20,765
Investment income (loss)	13,459	(9,575)	26,507	(6,202)
Interest expense	(4,563)	(5,841)	(9,054)	(11,708)
Other income (expense)	(261)	(1,350)	1,056	(11,083)
Change in fair value of warrant liabilities	(6,738)	—	7,319	—
Net other income (expense)	1,897	(16,766)	25,828	(28,993)
Income (loss) before income taxes	24,115	1,455	43,380	(8,228)
Provision for income taxes	2,204	526	1,541	1,169
Net income (loss)	21,911	929	41,839	(9,397)
Less: Net income attributable to redeemable noncontrolling interest	11,738	185	19,827	2,278
Less: Net income (loss) attributable to noncontrolling interests in subsidiaries	11,708	(5,183)	20,297	(2,647)
Less: Net income (loss) attributable to noncontrolling interests in GCMH	(2,191)	5,927	(1,488)	(9,028)
Net income attributable to GCM Grosvenor Inc.	$656	$—	$3,203	$—

Earnings (loss) per share of Class A common stock (1)
Basic	$0.01	$—	$0.07	$—
Diluted	$(0.02)	$—	$(0.04)	$—
Weighted average shares of Class A common stock outstanding (1) :
Basic	44,563,266	—	43,330,664	—
Diluted	188,798,512	—	189,128,826	—
(1) There were no shares of Class A common stock outstanding prior to November 17, 2020, therefore no earnings (loss) per share information has been presented for any period prior to that date.
See accompanying notes to condensed consolidated financial statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss)	$21,911	$929	$41,839	$(9,397)
Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedges	(2,335)	(6)	1,344	(7,283)
Foreign currency translation adjustment	(3)	(22)	(618)	(315)
Total other comprehensive income (loss)	(2,338)	(28)	726	(7,598)
Comprehensive income (loss) before noncontrolling interests	19,573	901	42,565	(16,995)
Less: Comprehensive income attributable to redeemable noncontrolling interest	11,738	185	19,827	2,278
Less: Comprehensive income (loss) attributable to noncontrolling interests in subsidiaries	11,708	(5,183)	20,297	(2,647)
Less: Comprehensive income (loss) attributable to noncontrolling interests in GCMH	(3,996)	5,899	(921)	(16,626)
Comprehensive income (loss) attributable to GCM Grosvenor Inc.	$123	$—	$3,362	$—
See accompanying notes to condensed consolidated financial statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Equity (Deficit)
(Unaudited)
(In thousands)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Noncontrolling Interests in GCMH	Total Equity (Deficit)	Redeemable Noncontrolling Interest
Balance at March 31, 2021	$4	$14	$13,920	$(33,833)	$(1,570)	$96,158	$(111,897)	$(37,204)	$117,460

Capital contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	975	—	975	11
Capital distributions paid to noncontrolling interests	—	—	—	—	—	(10,134)	—	(10,134)	—
Capital distributions paid to redeemable noncontrolling interest	—	—	—	—	—	—	—	—	(3,286)
Partners’ distributions	—	—	—	—	—	—	(27,016)	(27,016)	—
Deemed contributions	—	—	—	—	—	—	10,026	10,026	—
Unrealized loss on cash flow hedge	—	—	—	—	(533)	—	(1,802)	(2,335)	—
Translation adjustment	—	—	—	—	—	—	(3)	(3)	—
Equity-based compensation	—	—	1,286	—	—	—	4,351	5,637	—
Declared dividends	—	—	—	(8)	—	—	—	(8)	—
Deferred tax and other tax adjustments	—	—	177	—	(106)	—	—	71	—
Net income (loss)	—	—	—	656	—	11,708	(2,191)	10,173	11,738
Balance at June 30, 2021	$4	$14	$15,383	$(33,185)	$(2,209)	$98,707	$(128,532)	$(49,818)	$125,923

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Noncontrolling Interests in GCMH	Total Equity (Deficit)	Redeemable Noncontrolling Interest
Balance at December 31, 2020	$4	$14	$2,705	$(29,832)	$(2,233)	$94,013	$(146,861)	$(82,190)	$115,121

Capital contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	2,058	—	2,058	11
Capital distributions paid to noncontrolling interests	—	—	—	—	—	(17,661)	—	(17,661)
Capital distributions paid to redeemable noncontrolling interest	—	—	—	—	—		—	—	(9,036)
Issuance of Class A common stock due to exercised warrants	—	—	5,252	—	—	—	18,064	23,316	—
Partners’ distributions	—	—	—	—	—	—	(38,703)	(38,703)	—
Deemed contributions	—	—	—	—	—	—	14,929	14,929	—
Unrealized gain on cash flow hedge	—	—	—	—	298	—	1,046	1,344	—
Translation adjustment	—	—	—	—	(139)	—	(479)	(618)	—
Equity-based compensation	—	—	7,309	—	—	—	24,960	32,269	—
Declared dividends	—	—	—	(6,556)	—	—	—	(6,556)	—
Deferred tax and other tax adjustments	—	—	117	—	(135)	—	—	(18)	—
Net income (loss)	—	—	—	3,203	—	20,297	(1,488)	22,012	19,827
Balance at June 30, 2021	$4	$14	$15,383	$(33,185)	$(2,209)	$98,707	$(128,532)	$(49,818)	$125,923

See accompanying notes to condensed consolidated financial statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Equity (Deficit) — (Continued)
(Unaudited)
(In thousands)

	Partners’ Deficit	Member’s Deficit-GCM, L.L.C.	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity (Deficit)	Redeemable Noncontrolling Interest
Balance at March 31, 2020	$(255,140)	$(68)	$(13,774)	$99,422	$(169,560)	$114,489

Capital contributions from noncontrolling interests in subsidiaries	—	—	—	911	911	—
Capital contributions from redeemable noncontrolling interest	—	—	—	—	—	470
Deemed contributions	8,856	—	—	—	8,856	—
Capital distributions	(30,024)	(8)	—	—	(30,032)	—
Capital distributions paid to noncontrolling interests	—	—	—	(4,987)	(4,987)	—
Capital distributions paid to redeemable noncontrolling interest	—	—	—	—	—	(6,475)
Equity transaction with Mosaic	4	—	—	—	4	(4)
Unrealized loss on cash flow hedge	—	—	(6)	—	(6)	—
Translation adjustment	—	—	(22)	—	(22)	—
Net income (loss)	5,908	19	—	(5,183)	744	185
Balance at June 30, 2020	$(270,396)	$(57)	$(13,802)	$90,163	$(194,092)	$108,665

	Partners’ Deficit	Member’s Deficit-GCM, L.L.C.	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity (Deficit)	Redeemable Noncontrolling Interest
Balance at December 31, 2019	$(308,373)	$(66)	$(6,854)	$101,463	$(213,830)	$—

Cumulative-effect adjustment from adoption of ASU 2017-12	(650)	—	650	—	—	—
Capital contributions from noncontrolling interests in subsidiaries	—	—	—	2,148	2,148	—
Capital contributions from redeemable noncontrolling interest	—	—	—	—	—	173,797
Deemed contributions	16,776	—	—	—	16,776	—
Capital distributions	(30,024)	(23)	—	—	(30,047)	—
Capital distributions paid to noncontrolling interests	—	—	—	(10,801)	(10,801)
Capital distributions paid to redeemable noncontrolling interest	—	—	—	—	—	(6,475)
Equity transaction with Mosaic	60,935	—	—	—	60,935	(60,935)
Unrealized loss on cash flow hedge	—	—	(7,283)	—	(7,283)	—
Translation adjustment	—	—	(315)	—	(315)	—
Net income (loss)	(9,060)	32	—	(2,647)	(11,675)	2,278
Balance at June 30, 2020	$(270,396)	$(57)	$(13,802)	$90,163	$(194,092)	$108,665
See accompanying notes to condensed consolidated financial statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$41,839	$(9,397)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization expense	2,046	4,984
Equity-based compensation	32,269	—
Deferred taxes	1,272	—
Other non-cash compensation	1,624	2,225
Non-cash partnership interest-based compensation	14,929	16,776
Amortization of debt issuance costs	461	692
Amortization of terminated swap	1,892	—
Loss on extinguishment of debt	675	1,514
Change in fair value of derivatives	212	10,051
Change in fair value of warrant liabilities	(7,319)	—
Amortization of deferred rent	(790)	547
Proceeds received from investments	10,145	1,822
Non-cash investment (income) loss	(26,507)	6,202
Other	34	16
Change in assets and liabilities
Management fees receivable	(2,190)	1,211
Incentive fees receivable	29,727	9,840
Due from related parties	642	1,393
Other assets	22,905	(18,836)
Accrued compensation and benefits	(31,603)	(32,999)
Employee related obligations	41	(2,987)
Accrued expenses and other liabilities	(28,323)	675
Net cash provided by (used in) operating activities	63,981	(6,271)
Cash flows from investing activities
Purchases of premises and equipment	(230)	(1,020)
Proceeds from assignment of aircraft share interest	1,337	—
Contributions/subscriptions to investments	(14,511)	(11,216)
Withdrawals/redemption from investments	6,594	11,144
Net cash provided by (used in) investing activities	(6,810)	(1,092)
Cash flows from financing activities
Capital contributions received from noncontrolling interest	2,069	175,945
Capital distributions paid to partners and member	(38,703)	(30,047)
Capital distributions paid to the noncontrolling interest	(26,697)	(17,276)
Proceeds from senior loan issuance	110,000	—
Principal payments on senior loan	(50,984)	(91,195)
Proceeds from credit facility	—	20,000
Principal payments on credit facility	—	(3,000)
Debt issuance costs	(3,080)	—
Proceeds from exercise of warrants	24,468	—
Dividends paid	(5,888)	—
Net cash provided by (used in) financing activities	11,185	54,427
Effect of exchange rate changes on cash	(672)	(350)
Net increase (decrease) in cash and cash equivalents	$67,684	$46,714
Cash and cash equivalents
Beginning of period	198,146	79,866
End of period	$265,830	$126,580
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$6,374	$10,640
Cash paid during the period for income taxes	$4,854	$2,091
Supplemental disclosure of non-cash information from financing activities
Deemed contributions from GCMH Equityholders	$14,929	$16,776
Establishment of deferred tax assets, net related to tax receivable agreement and the Transaction	$117	$—
Dividends declared but not paid	$666	$—
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
GCMG was incorporated on July 27, 2020 under the laws of the State of Delaware for the purpose of consummating the Transaction as described in Note 3 and merging with CF Finance Acquisition Corp. (“CFAC”), a blank check company incorporated on July 9, 2014 under the laws of the State of Delaware. GCMG owns all of the equity interests of GCM Grosvenor Holdings, LLC (“IntermediateCo”), formerly known as CF Finance Intermediate Acquisition, LLC until November 18, 2020, which is the general partner of GCMH subsequent to the Transaction. GCMG’s ownership (through IntermediateCo) of GCMH as of June 30, 2021 and December 31, 2020 was approximately 22.8% and 22.1%, respectively.
GCMH is a holding company operated pursuant to the Fifth Amended and Restated Limited Liability Limited Partnership Agreement (the “Partnership Agreement”) dated November 17, 2020, among the limited partners including Grosvenor Holdings, L.L.C. (“Holdings”), Grosvenor Holdings II, L.L.C (“Holdings II”) and GCM Grosvenor Management, LLC (“Management LLC”) (collectively, “GCMH Equityholders”).
2. Summary of Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all necessary adjustments (which consists of only normal recurring items) have been made to fairly present the condensed consolidated financial statements for the interim periods presented. Results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as amended, filed with the Securities and Exchange Commission (“SEC”).
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
COVID-19
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) a global pandemic, which has resulted in significant disruption and uncertainty in the global economic markets. Given the amount of uncertainty currently regarding the scope and duration of the COVID-19 pandemic, the Company is unable to predict the

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

precise impact the COVID-19 pandemic will have on the Company’s consolidated financial statements. In line with public markets and credit indices, the Company’s investments may be adversely impacted.
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
Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available under the circumstances.
The carrying amounts of cash and cash equivalents and fees receivable approximate fair value due to the immediate or short-term maturity of these financial instruments.
Investments
The Company’s investments in the GCM Funds investing in private equity, real estate and infrastructure (“GCM PEREI Funds”) are valued based on the most recent available information, which typically has a delay of up to three months due to the timing of financial information received from the investments held by the GCM PEREI Funds. The Company records its share of capital contributions to and distributions from the GCM PEREI Funds within investments in the Condensed Consolidated Statements of Financial Condition during the three-month lag period. To the extent that management is aware of material events that affect the GCM PEREI Funds during the intervening period, the impact of the events would be disclosed in the notes to the condensed consolidated financial statements.
Equity-Based Compensation
The Company accounts for grants of equity-based awards, including restricted stock units (“RSUs”), at fair value as of the grant date. Each RSU represents the right to receive payment in the form of one share of Class A common stock or an amount equal to the market value of one share of Class A common stock. Holders of unvested RSUs do not have the right to vote with the underlying shares of Class A common stock, but are entitled to accrue dividend equivalents, which are generally paid in cash when such RSUs are delivered. The Company recognizes non-cash compensation expense attributable to these grants on a straight-line basis over the requisite service period, which is generally the vesting period. Expenses related to grants of equity-based awards are recorded within employee compensation and benefits in the Condensed Consolidated Statements of Income and within additional paid-in capital in the Condensed Consolidated Statements of Financial Condition. The fair value of RSUs is determined by the closing stock price on the grant date. Awards the Company intends to settle in cash are classified as liabilities within employee related obligations in the Condensed Consolidated Statements of Financial Condition and are subsequently remeasured to the closing stock price as of each reporting date through the payment date with the changes in fair value recorded within employee compensation and benefits in the Condensed Consolidated Statements of Income. Forfeitures of equity-based awards are recognized as they occur. See Note 12 for additional information regarding the Company’s equity-based compensation.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

Recently Issued Accounting Standards
In January 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-01, Reference Rate Reform (Topic 848) and in March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). The amendments in these updates provide optional guidance for a limited amount of time to ease the burden on companies in accounting for reference rate reform. The amendments also clarify that the optional expedients and exceptions apply to derivatives that are being implemented as part of the market-wide transition to new reference rates. The method of adoption varies for the updates included in the ASUs. The Company is currently evaluating the impact on its consolidated financial statements upon adoption of the reference rate reform standards.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which modifies ASC 740 to simplify the accounting for income taxes. The guidance, among other changes, (i) provides a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax and (ii) provides guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted. The Company will defer adoption until the guidance is effective for non-public entities, as the Company currently qualifies as an EGC and has elected to take advantage of the extended transition period afforded to EGCs as it applies to the adoption of new accounting standards. The method of adoption varies for the updates included in the ASU. The Company is currently evaluating the impact on its consolidated financial statements upon adoption of this standard.
In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities, which reduces the cost and complexity of financial reporting associated with consolidation of VIEs. The amendment provides that indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. The amendments in this ASU are effective for public business entities with fiscal years beginning after December 15, 2019 and interim periods within those reporting periods, and effective for non-public entities with fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021, with early adoption permitted. The Company adopted this standard on July 1, 2021 under a prospective approach. The adoption did not have a material impact on the Company’s consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The standard previously required an entity to perform a two-step test to determine the amount, if any, of goodwill impairment. The new guidance removes step two of the previous calculation and instead, an entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. An entity will apply the new guidance on a prospective basis. Early adoption is permitted for annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted this standard on April 1, 2021 under a prospective approach. The adoption did not have a material impact on the Company’s consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. This guidance is for public business entities that are an SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, with fiscal years beginning after December 15, 2019. On March 9, 2020, the FASB extended the adoption date for all other entities to annual periods beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company is evaluating this guidance but currently expects that adoption will not have a material impact on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires that operating leases be recorded as assets and liabilities in the statement of financial position, among other changes. The amendments in this ASU are effective

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

for public business entities for annual reporting periods beginning after December 15, 2018. On June 3, 2020, the FASB extended the adoption date for all other entities to annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022, with early adoption permitted. The Company will defer adoption until the guidance is effective for non-public entities, as the Company currently qualifies as an EGC and has elected to take advantage of the extended transition period afforded to EGCs as it applies to the adoption of new accounting standards. The Company anticipates that adoption will increase both the Company’s assets and liabilities for the recorded right-of-use asset and lease liability, as well as the corresponding deferred tax assets and liabilities, with no material impact to the Company’s Condensed Consolidated Statements of Income. The Company is quantifying and evaluating the full impact on its consolidated financial statements.
3. Business Combination
On November 17, 2020, the Company consummated a business combination pursuant to the definitive Transaction Agreement dated as of August 2, 2020, by and among CFAC, IntermediateCo, CF Sponsor, Holdings, Management LLC, Holdings II, GCMHGP LLC, GCM V and the Company (the “Transaction”). The Transaction was treated as a transaction between entities under common control.
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
On December 31, 2020, the Company paid $2.6 million to Mosaic Feeder for the right, but not the obligation, to require Mosaic Feeder to sell to GCMH all of the Class A and Class B equity interests held by Mosaic Feeder in Mosaic (the “Mosaic Call Right”) for a purchase price equal to the greater of 1.3x its investment or a 12% internal rate of return on its investment.
Further, Mosaic Counterparty has the right, but not the obligation, to require the Partnership to acquire all of the Class A and Class B Interests held by Mosaic Feeder in Mosaic (the “Put Option”) for a purchase price equal to Mosaic Counterparty receiving the greater of 1.3x of its investment or a 12% internal rate of return on its investment (the “Put Price”). The Put Option could only be exercised if a Triggering Event as defined in the Agreement occurs, which management had deemed to be remote. If the Partnership declines to pay the Put Price, Mosaic Counterparty may either step in and act as the general partner of Mosaic and control Mosaic until Mosaic Counterparty recoups the Put Price or effect a transfer of the underlying assets of Mosaic to Mosaic Counterparty.
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
The total assets of Mosaic were $94.7 million and $101.4 million as of June 30, 2021 and December 31, 2020, respectively, and were recorded within cash and cash equivalents and investments in the Condensed Consolidated Statements of Financial Condition. Mosaic had $0.1 million of liabilities as of June 30, 2021 and no liabilities as of December 31, 2020. The assets of Mosaic may only be used to settle obligations of Mosaic, if any. In addition, there was no recourse to the Partnership for Mosaic’s liabilities, except for certain entities in which there could be a clawback of previously distributed carried interest.
The terms of the Mosaic Call Right were amended and the purchase price was reduced to 1.225x the investment for the period through July 15, 2021 in exchange for the Company bearing certain interim funding costs of Mosaic Feeder. On July 2, 2021, GCMH exercised the amended Mosaic Call Right to purchase the interest in Mosaic for a net purchase price of $165.0 million, which excludes $19.5 million of consolidated Mosaic cash to fund investments. GCMH’s purchase resulted in the interest previously held by Mosaic Counterparty no longer being accounted for as a redeemable noncontrolling interest of the Company following July 2, 2021. The transaction will be accounted for as an equity transaction without a change in control at the July 2, 2021 net carrying value, including any associated tax impacts.
5. Revenue
For the three and six months ended June 30, 2021 and 2020, revenues consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Management fees	2021	2020	2021	2020
Management fees, net	$83,040	$73,309	$163,305	$149,036
Fund expense reimbursement revenue	2,554	1,827	4,914	3,801
Management fees	$85,594	$75,136	$168,219	$152,837

	Three Months Ended June 30,		Six Months Ended June 30,
Incentive fees	2021	2020	2021	2020
Performance fees	$2,891	$132	$9,004	$737
Carried interest	29,336	12,909	41,437	15,537
Total incentive fees	$32,227	$13,041	$50,441	$16,274
The Company recognized revenues during the three and six months ended June 30, 2021 of $0.7 million and $1.7 million, respectively, compared with $0.3 million and $0.7 million during the three and six months ended June 30, 2020, respectively, that were previously received and deferred at the beginning of the respective periods.
6. Investments
Investments consist of the following:

	As of
	June 30, 2021	December 31, 2020
Equity method investments	$189,374	$165,095
Other investments	1,178	1,178
Total investments	$190,552	$166,273
As of June 30, 2021 and December 31, 2020, the Company held investments of $190.6 million and $166.3 million, respectively, of which $185.4 million and $161.9 million were owned by noncontrolling interest holders, respectively. Future net income (loss) and cash flow from investments held by noncontrolling interest holders will not be attributable to the Company, other than as described in Note 4, where the Company exercised the amended Mosaic Call Right on July 2, 2021 and

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

purchased the interest held in Mosaic from Mosaic Counterparty. The purchase will result in investments carried at approximately $96.8 million as of June 30, 2021 being held by the Company instead of redeemable noncontrolling interests following July 2, 2021.
7. Fair Value Measurements
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis and level of inputs used for such measurements as of June 30, 2021 and December 31, 2020:

	Fair Value of Assets (Liabilities) as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$23,204	$—	$—	$23,204
Interest rate derivatives	—	(761)	—	(761)
Public warrants	(31,231)	—	—	(31,231)
Private warrants	—	—	(1,557)	(1,557)
Total	$(8,027)	$(761)	$(1,557)	$(10,345)

	Fair Value of Assets (Liabilities) as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Money market funds	$149,553	$—	$—	$149,553
Interest rate derivatives	—	(28,442)	—	(28,442)
Public warrants	(36,421)	—	—	(36,421)
Private warrants	—	—	(6,372)	(6,372)
Total	$113,132	$(28,442)	$(6,372)	$78,318
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
Management determines the fair value of the private placement warrants (“private warrants”) using a binomial option valuation model (“Valuation Model”). The private warrants were classified as Level 3 as of both June 30, 2021 and December 31, 2020 because of the use of significant unobservable inputs in the Valuation Model as follows:

	June 30, 2021	December 31, 2020
Risk-free interest rate	0.74%	0.35%
Expected term (years)	4.4	4.9
Expected volatility	30%	16%
The Company’s use of the Valuation Model required the following assumptions:
• The risk-free interest rate was based on the term-matched U.S. Treasury rate, which was commensurate with the remaining contractual maximum term of the private warrants, which expire on the earlier of five years after the completion of the Transaction or liquidation of the Company. An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the warrant liabilities.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
• The expected term utilized was commensurate with the remaining contractual maximum term of the private warrants, which expire on the earlier of five years after the completion of the Transaction or liquidation of the Company. A decrease in the expected term, in isolation, would result in an decrease in the fair value measurement of the warrant liabilities.
• The expected volatility was based on consideration of the implied volatility from the Company’s publicly-traded warrants and the historical and implied volatility of the Company’s publicly-traded industry peers. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities.
The resulting valuations for the private warrants were determined to be $1.73 and $2.36 per unit as of June 30, 2021 and December 31, 2020, respectively. The resulting fair value of $1.6 million and $6.4 million was recorded within warrant liabilities in the Condensed Consolidated Statements of Financial Condition as of June 30, 2021 and December 31, 2020, respectively. During the three months ended June 30, 2021, 1,800,000 private warrants were transferred between external third-parties and converted to public warrants upon transfer.
The following table presents changes in Level 3 liabilities measured at fair value for the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Balance at beginning of period	$(4,428)	$(6,372)
Transfer out of Level 3	2,952	2,952
Change in fair value	(81)	1,863
Balance at end of period	$(1,557)	$(1,557)
8. Equity
The following table shows a rollforward of the common stock outstanding since December 31, 2020:

	Class A common stock	Class B common stock	Class C common stock
December 31, 2020	40,835,093	—	144,235,246
Exercise of warrants	1,793,903	—	—
June 30, 2021	42,628,996	—	144,235,246
As of June 30, 2021, 2,038,074 RSUs were vested, but not yet delivered, and are therefore not yet included in outstanding Class A common stock.
Dividends are reflected in the Condensed Consolidated Statements of Equity (Deficit) when declared by the board of directors. The table below summarizes dividends declared to date during 2021:

Declaration Date	Dividend per Common Share	Record Date	Payment Date
January 4, 2021	$0.06	March 1, 2021	March 15, 2021
February 25, 2021	$0.08	June 1, 2021	June 15, 2021
August 6, 2021	$0.09	September 1, 2021	September 15, 2021
Dividend equivalent payments of $0.7 million were accrued for holders of RSUs for the six months ended June 30, 2021. Distributions to partners represent distributions made to GCMH Equityholders.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

9. Warrants
As of June 30, 2021 and December 31, 2020, the Company had 20,279,664 and 20,273,567 public warrants outstanding, respectively. As of June 30, 2021 and December 31, 2020, the Company had 900,000 and 2,700,000 private warrants outstanding, respectively. During the three months ended June 30, 2021, 1,800,000 private warrants were transferred between external third-parties and converted to public warrants upon transfer.
During the three months ended June 30, 2021, no public warrants were exercised. During the six months ended June 30, 2021, 1,793,903 public warrants were exercised, resulting in $20.6 million in proceeds.
10. Variable Interest Entities
The Company consolidates certain VIEs in which it is determined that the Company is the primary beneficiary.
The Company holds variable interests in certain entities that are VIEs, which are not consolidated, as it is determined that the Company is not the primary beneficiary. The Company’s involvement with such entities is generally in the form of direct equity interests in, and fee arrangements with, the entities in which it also serves as the general partner or managing member. The Company evaluated its variable interests in the VIEs and determined it is not considered the primary beneficiary of the entities primarily because it does not have interests in the entities that could potentially be significant. No reconsideration events that caused a change in the Company’s consolidation conclusions occurred during either the six months ended June 30, 2021 or the year ended December 31, 2020. As of June 30, 2021 and December 31, 2020, the total unfunded commitments from the limited partners and general partners to the unconsolidated VIEs were $26.0 million and $32.8 million, respectively. These commitments are the primary source of financing for the unconsolidated VIEs.
The following table sets forth certain information regarding the VIEs in which the Company holds a variable interest but does not consolidate. The assets recognized on the Company’s Condensed Consolidated Statements of Financial Condition related to the Company’s interests in and management, incentive fees and third party costs receivables from these non-consolidated VIEs and the Company’s maximum exposure to loss relating to non-consolidated VIEs as of June 30, 2021 and December 31, 2020 were as follows:

	As of
	June 30, 2021	December 31, 2020
Investments	$84,851	$77,511
Receivables	31,619	14,322
Maximum exposure to loss	$116,470	$91,833
The above table includes investments in VIEs which are owned by noncontrolling interest holders of approximately $84.8 million and $77.4 million as of June 30, 2021 and December 31, 2020, respectively. As a result of the exercise of the amended Mosaic Call Right on July 2, 2021, as described in Note 4, investments in VIEs valued at approximately $33.5 million as of June 30, 2021 will be held by the Company instead of redeemable noncontrolling interest holders following July 2, 2021.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

11. Employee Compensation and Benefits
For the three and six months ended June 30, 2021 and 2020, employee compensation and benefits consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cash-based employee compensation and benefits	$41,057	$38,340	$82,837	$82,642
Equity-based compensation	5,604	—	32,640	—
Partnership interest-based compensation	10,026	8,856	14,929	16,776
Carried interest compensation	17,596	7,311	24,456	9,501
Cash-based incentive fee related compensation	868	—	2,701	—
Other non-cash compensation	683	1,160	1,624	2,225
Total employee compensation and benefits	$75,834	$55,667	$159,187	$111,144
Partnership Interest in Holdings, Holdings II and Management LLC
Payments to the employees for partnership interest awards are made by Holdings, Holdings II and Management LLC. As a result, the Company records a non-cash profits interest compensation charge and an offsetting deemed contribution to equity (deficit) to reflect the payments made by the GCMH Equityholders. As the payments are made by Holdings, Holdings II and Management LLC, the expense that is pushed down to GCMH and the offsetting deemed contribution are each attributed solely to noncontrolling interest in GCMH. Any liability related to the awards is recognized at Holdings, Holdings II or Management LLC as Holdings, Holdings II or Management LLC is the party responsible for satisfying the obligation, and is not shown in the Company’s condensed consolidated financial statements. The Company has recorded deemed contributions to equity (deficit) from Holdings, Holdings II and Management LLC of approximately $10.0 million and $8.9 million for the three months ended June 30, 2021 and 2020, respectively, and $14.9 million and $16.8 million for the six months ended June 30, 2021 and 2020, respectively, for partnership interest-based compensation expense which will ultimately be paid by Holdings, Holdings II or Management LLC.
The Company has modified awards to certain individuals upon their voluntary retirement or intention to retire as employees. These awards generally include a stated target amount that, upon payment, terminates the recipient’s rights to future distributions and allows for a lump sum buy-out of the awards, at the discretion of the managing member of Holdings, Holdings II, and Management LLC. The awards are accounted for as partnership interest-based compensation at the fair value of these expected future payments, in the period the employees accepted the offer. Partnership interest-based compensation expense related to award modifications of $1.5 million and $3.1 million was recognized for the three months ended June 30, 2021 and 2020, respectively, and $3.1 million and $6.8 million was recognized for the six months ended June 30, 2021 and 2020, respectively.
The liability associated with awards that contain a stated target has been retained by Holdings as of June 30, 2021 and December 31, 2020 and is re-measured at each reporting date, with any corresponding changes in liability being reflected as employee compensation and benefits expense of the Company. Certain recipients had unvested stated target payments of $9.4 million and $6.1 million as of June 30, 2021 and 2020, respectively, which has not been reflected as employee compensation and benefits expense by the Company. The Company recognized partnership interest-based compensation expense of $8.5 million and $5.8 million for the three months ended June 30, 2021 and 2020, respectively, and $11.8 million and $10.0 million for the six months ended June 30, 2021 and 2020, respectively, related to profits interest awards that are in substance profit-sharing arrangements.
Other
Other consists of employee compensation and benefits expense related to deferred compensation programs and other awards that represent investments made in GCM Funds on behalf of the employees.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

12. Equity-Based Compensation
2020 Incentive Award Plan
During February 2021, the Company adopted the 2020 Incentive Award Plan, which allows for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock or cash based awards or dividend equivalent awards to employees, directors and consultants.
Restricted Stock Units
During March 2021, the Company granted 4.8 million RSUs to certain employees and directors as part of the bonus program and in connection with the Transaction. Of the RSUs granted, the Company intends to settle less than 0.1 million RSUs in cash. The RSUs had an aggregate grant date fair value of $62.1 million. Of the 4.8 million RSUs granted, 2.0 million vested at the grant date and 2.8 million vest over two years in equal annual installments. Upon delivery, which is expected to occur each August following each annual vesting in March, the Company may withhold the number of shares to satisfy the statutory withholding tax obligation and deliver the net number of resulting shares vested.
An additional 0.3 million RSUs with an aggregate grant date fair value of $3.5 million were granted to certain employees during the three months ended June 30, 2021.
A summary of non-vested RSU activity for the six months ended June 30, 2021 is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of December 31, 2020	—	$—
Granted	5,083,899	12.89
Vested	(2,038,074)	12.93
Forfeited	(5,334)	13.04
Balance as of June 30, 2021	3,040,491	$12.86
The total fair value of RSUs that vested during the six months ended June 30, 2021 was $26.4 million. For the three and six months ended June 30, 2021, $5.6 million and $32.6 million of compensation expense related to the RSUs was recorded within employee compensation and benefits in the Condensed Consolidated Statements of Income, respectively. As of June 30, 2021, total unrecognized compensation expense related to unvested RSUs was $32.7 million and is expected to be recognized over the remaining weighted average period of 1.8 years.
13. Debt
The table below summarizes the outstanding debt balance as of June 30, 2021 and December 31, 2020.

	As of
	June 30, 2021	December 31, 2020
Senior loan	$399,275	$340,259
Less debt issuance costs	(7,048)	(5,104)
Total debt	$392,227	$335,155

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

Maturities of debt for the next five years and thereafter are as follows:

Year Ending December 31,
Remainder of 2021	$2,275
2022	4,000
2023	4,000
2024	4,000
2025	4,000
Thereafter	381,000
Total	$399,275
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
Concurrently with the effectiveness of the Amended Credit Agreement, the Company made a voluntary prepayment on the Senior Loan in an aggregate principal amount of $50.3 million. As a result of the prepayment in February 2021, the Company recorded an expense of $0.7 million related to the acceleration of deferred debt issuance costs, which is recorded within other income (expense) in the Condensed Consolidated Statements of Income for the six months ended June 30, 2021. The Company capitalized $0.9 million of issuances costs related to payments to lenders in connection with the amendment and extension of its Senior Loan, which is recorded within debt in the Condensed Consolidated Statements of Financial Condition, and expensed $2.6 million of third-party costs related to the amendment which is recorded within general, administrative and other in the Condensed Consolidated Statements of Income for the six months ended June 30, 2021.
On June 23, 2021, the Company further amended its Senior Loan to increase the aggregate principal amount from $290.0 million to $400.0 million (as increased, the “Incremental 2028 Term Loans”). The Company capitalized $2.2 million of issuance costs related to payments to lenders in connection with the Incremental 2028 Term Loans, which is recorded within debt in the Condensed Consolidated Statements of Financial Condition.
Quarterly principal payments of $1.0 million are required to be made toward the Incremental 2028 Term Loans beginning June 30, 2021 (less any reduction for prior or future voluntary or mandatory prepayments of principal).
In addition to the scheduled principal repayments, the Company is required to offer to make prepayments of Consolidated Excess Cash Flow (“Cash Flow Payments”) no later than five days following the date the quarterly financial statements are due if the leverage ratio exceeds 2.50x. The Cash Flow Payments were calculated as defined in the Senior Loan agreement based on a percentage of calculated excess cash. During the three and six months ended June 30, 2021, the Company did not make any Cash Flow Payments.
As of June 30, 2021 and December 31, 2020, $399.3 million of Incremental 2028 Term Loans and $340.3 million of 2025 Term Loans were outstanding with weighted average interest rates of 3.40% and 3.98%, respectively.
Under the credit and guaranty agreement governing the terms of the Senior Loan, the Company must maintain certain leverage and interest coverage ratios. The credit and guaranty agreement also contains other covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur debt and restrict the Company and its subsidiaries ability to merge or consolidate, or sell or convey all or substantially all of the Company’s assets. As of June 30, 2021 and December 31, 2020, the Company was in compliance with all covenants.
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
Credit Facility
Concurrent with the issuance of the Senior Loan, the Company entered into a $50.0 million revolving credit facility (“Credit Facility”). The Credit Facility matures on February 24, 2026 and carries an unused commitment fee that is paid quarterly. There were no outstanding borrowings related to the Credit Facility as of each of June 30, 2021 and December 31, 2020.
Other
Certain subsidiaries of the Company agree to jointly and severally guarantee, as primary obligor and not merely as surety guarantee the obligations of their parent entity, GCMH.
Amortization of the deferred costs was $0.2 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively, and $0.5 million and $0.7 million for the six months ended June 30, 2021 and 2020, respectively. These amounts are recorded within interest expense in the Condensed Consolidated Statements of Income.
The carrying value of the Senior Loan, excluding the unamortized debt issuance costs presented as a reduction to the principal balance, approximated the fair value as of June 30, 2021 and December 31, 2020. As the Senior Loan was not accounted for at fair value, it was not included in the Company’s fair value hierarchy in Note 7, however had it been included, it would have been classified in Level 2.
14. Interest Rate Derivatives
The Company has entered into various derivative agreements with financial institutions to hedge interest rate risk related to its outstanding debt. The Company had the following interest rate derivatives recorded as a liability within accrued expenses and other liabilities in the Condensed Consolidated Statements of Financial Condition as of June 30, 2021 and December 31, 2020:

			As of June 30, 2021
Derivative	Notional Amount	Fair Value as of June 30, 2021	Fixed Rate Paid	Floating Rate Received	Effective Date(2)	Maturity Date
Interest rate swap	$232,000	$(393)	1.33%	1 month LIBOR (1)	March 2021	February 2028
Interest rate swap	68,000	(368)	1.39%	1 month LIBOR (1)	July 2021	February 2028
		$(761)
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
A rollforward of the amounts in accumulated other comprehensive income (loss) (“AOCI”) related to interest rate derivatives designated as cash flow hedges as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Derivative loss at beginning of period, gross	$(7,484)	$(13,560)	$(11,163)	$(6,933)
Cumulative-effect adjustment from adoption of ASU 2017-12	—	—	—	650
Amount recognized in other comprehensive income (loss)	(4,179)	(1,120)	(1,620)	(8,843)
Amount reclassified from accumulated other comprehensive loss to interest expense	1,844	1,114	2,964	1,560
Derivative loss at end of period	(9,819)	(13,566)	(9,819)	(13,566)
Less: Loss attributable to noncontrolling interests in GCMH	(7,697)	—	(7,697)	—
Derivative loss at end of period, net	$(2,122)	$(13,566)	$(2,122)	$(13,566)
The amount of gain (loss) related to interest rate contracts not designated as hedging instruments was recognized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Other income (expense)	$—	$(1,417)	$1,934	$(10,051)
On February 24, 2021, the Company terminated all outstanding derivative instruments. The amount previously recorded as a hedge in AOCI is remaining in AOCI and is recorded in interest expense within the Condensed Consolidated Statements of Income over the original life of the swap.
Effective on March 1, 2021, the Company entered into a swap agreement (“2028 Swap Agreement”) to hedge interest rate risk related to payments made during the extended maturity of the 2028 Term Loans that has a notional amount of $232.0 million. The 2028 Swap Agreement and 2028 Term Loans have a 0.50% LIBOR floor. The swap was determined to be an effective cash flow hedge at inception based on a comparison of critical terms.
In June 2021, the Company entered into a swap agreement (“2028 Incremental Swap Agreement”) to hedge interest rate risk related to payments made for the increase in aggregate principal amount of the Incremental 2028 Term Loans that has a notional amount of $68.0 million. The 2028 Incremental Swap Agreement and Incremental 2028 Term Loans have a 0.50% LIBOR floor. The swap was determined to be an effective cash flow hedge at inception based on a comparison of critical terms.
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
The Company had $79.2 million and $81.8 million of unfunded investment commitments as of June 30, 2021 and December 31, 2020, respectively, representing general partner capital funding commitments to several of the GCM Funds. As of June 30, 2021 and December 31, 2020, $19.5 million and $32.1 million received in the Mosaic Transaction is available to fund such commitments, respectively. Refer to Note 4 for a discussion of the Company’s exercise of the amended Mosaic Call Right on July 2, 2021.
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
Off-Balance Sheet Risks
The Company may be exposed to a risk of loss by virtue of certain subsidiaries serving as the general partner of GCM Funds organized as limited partnerships. As general partner of a GCM Fund organized as a limited partnership, the Company’s subsidiaries that serve as the general partner have exposure to risk of loss that is not limited to the amount of its investment in such GCM Fund. The Company cannot predict the amount of loss, if any, which may occur as a result of this exposure; however, historically, the Company has not incurred any significant losses and management believes the likelihood is remote that a material loss will occur.
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
The Company incurs certain costs, primarily related to accounting, client reporting, investment-decision making and treasury-related expenditures, for which it receives reimbursement from the GCM Funds in connection with its performance obligations to provide investment management services. Due from related parties in the Condensed Consolidated Statements of Financial Condition includes net receivables of approximately $10.5 million and $11.2 million as of June 30, 2021 and December 31, 2020, respectively, paid on behalf of affiliated entities that are reimbursable to the Company.
Our executive officers, senior professionals, and certain current and former employees and their families invest on a discretionary basis in GCM Funds, which are generally not subject to management fees and performance fees. As of June 30, 2021 and December 31, 2020, such investments and future commitments were $461.2 million and $426.7 million in aggregate, respectively.
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
From time to time, certain of the Company’s executive officers utilize a private business aircraft, including an aircraft wholly owned or controlled by members of Holdings. Additionally, the Company arranges for the use of the private business aircraft through a number of charter services, including entities predominantly or wholly owned or controlled by members of Holdings. The Company paid, net of reimbursements, approximately $0.4 million and $0.0 million for the three months ended June 30, 2021 and 2020, respectively, and $0.6 million and $0.4 million for the six months ended June 30, 2021 and 2020, respectively, to utilize aircraft and charter services wholly owned or controlled by members of Holdings, which is recorded within general, administrative and other in the Condensed Consolidated Statements of Income.
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
The Company’s effective tax rate was 9% and 36% for the three months ended June 30, 2021 and 2020, respectively, and 4% and (14)% for the six months ended June 30, 2021 and 2020, respectively. These rates were different than the statutory rate due to the portion of income allocated to the noncontrolling entities, valuation allowance recorded against deferred tax assets and discrete tax adjustments recorded in the periods.
As of June 30, 2021, the Company had no unrecognized tax positions and believes there will be no changes to uncertain tax positions within the next 12 months.

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
The following is a reconciliation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Numerator for earnings (loss) per share calculation:
Net income attributable to GCM Grosvenor Inc.	$656	$3,203
Exercise of private warrants	—	(412)
Exercise of public warrants	—	(1,179)
Exchange of Partnership units	(4,233)	(8,601)
Net loss attributable to common stockholders, diluted	(3,577)	(6,989)

Denominator for earnings (loss) per share calculation:
Weighted-average shares, basic	44,563,266	43,330,664
Exercise of private warrants - incremental shares under the treasury stock method	—	180,124
Exercise of public warrants - incremental shares under the treasury stock method	—	1,382,792
Exchange of Partnership units	144,235,246	144,235,246
Weighted-average shares, diluted	188,798,512	189,128,826

Basic EPS
Net income attributable to common stockholders, basic	$656	$3,203
Weighted-average shares, basic	44,563,266	43,330,664
Net income per share attributable to common stockholders, basic	$0.01	$0.07

Diluted EPS
Net loss attributable to common stockholders, diluted	$(3,577)	$(6,989)
Weighted-average shares, diluted	188,798,512	189,128,826
Net loss per share attributable to common stockholders, diluted	$(0.02)	$(0.04)
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

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
The following outstanding potentially dilutive securities as of June 30, 2021 were excluded from the calculations of diluted earnings (loss) per share attributable to common stockholders because their impact would have been antidilutive for the periods presented:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Public warrants	20,279,664	—
Private warrants	900,000	—
Unvested restricted stock units	3,040,491	3,040,491
19. Subsequent Events
Refer to Note 4 for a discussion of the Company’s exercise of the amended Mosaic Call Right on July 2, 2021.
In July 2021, we became aware that a public stockholder of our Class A common stock entered into a series of transactions that gave rise to short-swing profit liability to the Company under Section 16 the Exchange Act. The stockholder disgorged all statutory “profits” pursuant to Section 16(b) of the Exchange Act and we received $1.3 million in July 2021, which will be recognized as other income for the three months ending September 30, 2021.
On August 6, 2021, the Company declared a quarterly dividend of $0.09 per share of Class A common stock to record holders at the close of business on September 1, 2021. The payment date will be September 15, 2021.
On August 6, 2021, the Company’s Board of Directors approved a stock repurchase plan that allows for the repurchase of up to $25 million of Class A common stock and warrants.

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
We operate at scale across the range of private markets and absolute return strategies. Private markets and absolute return strategies are primarily defined by the liquidity of the underlying securities purchased, the length of the client commitment, and the form and timing of incentive compensation. For private markets strategies, clients generally commit to invest over a three-year time period and have an expected duration of seven years or more. In private markets strategies, incentive compensation is typically based on realized gains on liquidation of the investment. For absolute return strategies, the securities tend to be more liquid, clients have the ability to redeem assets more regularly, and incentive compensation can be earned on an annual basis. We offer the following private markets and absolute return investment strategies:
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
Our ability to retain existing investors and attract new investors in our funds.
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
As of June 30, 2021, we believe we have adequate liquidity with approximately $265.8 million in available cash and $48.2 million of available borrowing capacity under our Revolving Credit Facility (defined below). For more information on our Credit Facilities, see “—Liquidity and Capital Resources—Indebtedness”.
Repurchase of Mosaic Assets
Refer to the discussion in Liquidity and Capital Resources below regarding our July 2, 2021 exercise of our option to repurchase the interest in Mosaic for $165.0 million.
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
We provided investment management/advisory services on assets of $66.9 billion and $61.9 billion as of June 30, 2021 and December 31, 2020, respectively.
Fund expense reimbursement revenue
We incur certain costs, primarily related to accounting, client reporting, investment-decision making and treasury-related expenditures, for which we receive reimbursement from the GCM Funds in connection with its performance obligations to provide investment management services. We concluded that we control the services provided and resources used before they are transferred to the customer, and therefore we act as a principal. Accordingly, the reimbursement for these costs incurred by us are presented on a gross basis within management fees. Expense reimbursements are recognized at a point in time, in the periods during which the related expenses are incurred and the reimbursements are contractually earned.
Incentive Fees
Incentive fees are based on the results of our funds, in the form of performance fees and carried interest income, which together comprise incentive fees.
Carried Interest
Carried interest is a performance-based capital allocation from a fund’s limited partners earned by us in certain GCM Funds, more commonly in private markets strategies. Carried interest is typically a percentage of the profits calculated in accordance with the terms of fund agreements, certain fees and a preferred return to the fund’s limited partners. Carried interest is ultimately realized when underlying investments distribute proceeds or are sold and therefore carried interest is highly susceptible to market factors, judgments, and actions of third parties that are outside of our control.
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
The portion of assets under management that are subject to carried interest was approximately $27.5 billion as of June 30, 2021.
Performance Fees
We may receive performance fees from certain GCM Funds, more commonly in funds associated with absolute return strategies. Performance fees are typically a fixed percentage of investment gains, subject to loss carryforward provisions that require the recapture of any previous losses before any performance fees can be earned in the current period. Performance fees may or may not be subject to a hurdle or a preferred return, which requires that clients earn a specified minimum return before a performance fee can be assessed. These performance fees are determined based upon investment performance at the end of a specified measurement period, generally the end of the calendar year.
Investment returns are highly susceptible to market factors, judgments, and actions of third parties that are outside of our control. Accordingly, performance fees are variable consideration and are therefore constrained and not recognized until it is probable that a significant reversal will not occur. In the event that a client redeems from one of the GCM Funds prior to the end of a measurement period, any accrued performance fee is ordinarily due and payable by such redeeming client as of the date of the redemption.
Assets under management that are subject to performance fees were approximately $14.8 billion as of June 30, 2021.
Other Operating Income
Other operating income primarily consists of administrative fees from certain private investment vehicles where we perform a full suite of administrative functions but do not manage or advise and have no discretion over the capital.

Expenses
Employee Compensation and Benefits
Employee compensation and benefits primarily consists of (1) cash-based employee compensations and benefits (2) equity-based compensation, (3) partnership interest-based compensation, (4) carried interest compensation, (5) cash-based incentive fee related compensation and (6) other non-cash compensation. Bonus and incentive fee related compensation is generally determined by our management and is discretionary taking into consideration, among other things, our financial results and the employee’s performance. In addition, various individuals, including certain senior professionals have been awarded partnership interests and RSUs. These partnership interests grant the recipient the right to certain cash distributions from GCMH Equityholders’ profits to the extent such distributions are authorized, resulting in non-cash profits interest compensation expense. Certain employees and former employees are also entitled to a portion of the carried interest and performance fees realized from certain GCM Funds, which is payable upon a realization of the carried interest or performance fees. The Company recognizes non-cash compensation expense attributable to the RSUs on a straight-line basis over the requisite service period, which is generally the vesting period.
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
Interest Expense
Interest expense includes interest paid and accrued on our outstanding debt, along with the amortization of deferred debt issuance costs incurred from debt issued by us, including the Senior Loan and the revolving credit facility entered into by us.
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
Provision (Benefit) for Income Taxes
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

Results of Operations
The following is a discussion of our consolidated results of operations for the three and six months ended June 30, 2021 and 2020. This information is derived from our accompanying condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, unaudited)
Revenues
Management fees	$85,594	$75,136	$168,219	$152,837
Incentive fees	32,227	13,041	50,441	16,274
Other operating income	1,882	1,953	4,262	3,636
Total operating revenues	119,703	90,130	222,922	172,747

Expenses
Employee compensation and benefits	75,834	55,667	159,187	111,144
General, administrative and other	21,651	16,242	46,183	40,838
Total operating expenses	97,485	71,909	205,370	151,982
Operating income	22,218	18,221	17,552	20,765
Investment income (loss)	13,459	(9,575)	26,507	(6,202)
Interest expense	(4,563)	(5,841)	(9,054)	(11,708)
Other income (expense)	(261)	(1,350)	1,056	(11,083)
Change in fair value of warrant liabilities	(6,738)	—	7,319	—
Net other income (expense)	1,897	(16,766)	25,828	(28,993)
Income (loss) before income taxes	24,115	1,455	43,380	(8,228)
Provision for income taxes	2,204	526	1,541	1,169
Net income (loss)	21,911	929	41,839	(9,397)
Less: Net income attributable to redeemable noncontrolling interest	11,738	185	19,827	2,278
Less: Net income (loss) attributable to noncontrolling interests in subsidiaries	11,708	(5,183)	20,297	(2,647)
Less: Net income (loss) attributable to noncontrolling interests in GCMH	(2,191)	5,927	(1,488)	(9,028)
Net income attributable to GCM Grosvenor Inc.	$656	$—	$3,203	$—
Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, unaudited)
Private markets strategies	$42,360	$36,548	$82,733	$73,012
Absolute return strategies	40,680	36,761	80,572	76,024
Fund expense reimbursement revenue	2,554	1,827	4,914	3,801
Total management fees	85,594	75,136	168,219	152,837
Incentive fees	32,227	13,041	50,441	16,274
Administrative fees	1,340	1,772	3,445	3,298
Other	542	181	817	338
Total other operating income	1,882	1,953	4,262	3,636
Total operating revenues	$119,703	$90,130	$222,922	$172,747

Three Months Ended June 30, 2021 and June 30, 2020
Management fees increased $10.5 million, or 14%, to $85.6 million, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Private market strategies increased $5.8 million primarily due to a $3.1 million increase in fees related to private market strategies specialized funds, which was driven by a $1.9 million increase in net catch-up management fees, and a $2.7 million increase in fees related to private market strategies customized separate accounts. Additionally, there was a $3.9 million increase in absolute return strategies fees due to increases in FPAUM from investment gains and a $0.7 million increase in fund expense reimbursement revenue.
Incentive fees consisted of carried interest of $29.3 million and $12.9 million and performance fees of $2.9 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively. Incentive fees increased $19.2 million, or 147%, to $32.2 million, for the three months ended June 30, 2021 compared to three months ended June 30, 2020, due to a $16.4 million increase in carried interest and a $2.8 million increase in performance fees. The increase in carried interest is primarily due to several large funds realizing distributions during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, which had lower distributions. The increase in performance fees is primarily due to a fund with a June 30 fiscal year end for which fees crystallized as of June 30, 2021.
Six Months Ended June 30, 2021 and June 30, 2020

Management fees increased $15.4 million, or 10%, to $168.2 million, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Private market strategies increased $9.7 million, primarily due to a $5.3 million increase in fees related to private market strategies specialized funds, driven by a $3.9 million increase in net catch-up management fees, and a $4.5 million increase in fees related to private market strategies customized separate accounts. Additionally, there was a $4.5 million increase in absolute return strategies fees due to increases in FPAUM from investment gains and contributions and a $1.1 million increase in fund expense reimbursement revenue.
Incentive fees consisted of carried interest of $41.4 million and $15.5 million and performance fees of $9.0 million and $0.7 million for the six months ended June 30, 2021 and 2020, respectively. Incentive fees increased $34.2 million, or 210%, to $50.4 million, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, due to a $25.9 million increase in carried interest and a $8.3 million increase in performance fees. The increase in carried interest is primarily due to several large funds realizing distributions during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, which had lower distributions. The increase in performance fees is primarily due to funds with March 31 and June 30 fiscal year ends for which fees crystallized during the six months ended June 30, 2021.
Expenses
Employee Compensation and Benefits

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, unaudited)
Cash-based employee compensation and benefits	$41,057	$38,340	$82,837	$82,642
Equity-based compensation	5,604	—	32,640	—
Partnership interest-based compensation	10,026	8,856	14,929	16,776
Carried interest compensation	17,596	7,311	24,456	9,501
Cash-based incentive fee related compensation	868	—	2,701	—
Other non-cash compensation	683	1,160	1,624	2,225
Total employee compensation and benefits	$75,834	$55,667	$159,187	$111,144

Three Months Ended June 30, 2021 and June 30, 2020
Employee compensation and benefits increased $20.2 million, or 36%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Cash-based employee compensation and benefits increased $2.7 million, or 7%, to $41.1 million, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to a $1.4 million increase in base salary expense and a $1.0 million increase in employee benefit costs. Equity-based compensation increased $5.6 million for the three months ended June 30, 2021 due to expense amortization on RSUs pursuant to the 2020 Incentive Award Plan. Partnership interest-based compensation increased $1.2 million, or 13%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to higher distributions during the three months ended June 30, 2021. Carried interest compensation increased $10.3 million, or 141%, and cash-based incentive fee related compensation increased $0.9 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to higher realized carried interest and higher performance fees during the three months ended June 30, 2021, as discussed above.
Six Months Ended June 30, 2021 and June 30, 2020
Employee compensation and benefits increased $48.0 million, or 43%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Cash-based employee compensation and benefits of $82.8 million for the six months ended June 30, 2021 was largely consistent with the six months ended June 30, 2020. Equity-based compensation increased $32.6 million for the six months ended June 30, 2021 due to expense amortization on RSUs pursuant to the 2020 Incentive Award Plan, including expense on awards that vested immediately upon issuance on March 1, 2021. Partnership interest-based compensation decreased $1.8 million, or 11%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to amendments to partnership interest-based awards during the six months ended June 30, 2020, partially offset by higher distributions during the six months ended June 30, 2021. Carried interest compensation increased $15.0 million, or 157%, and cash-based incentive fee related compensation increased $2.7 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to higher realized carried interest and higher performance fees during the six months ended June 30, 2021, as discussed above.
General, Administrative and Other
Three and Six Months Ended June 30, 2021 and June 30, 2020
General, administrative and other increased $5.4 million, or 33%, to $21.7 million, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily driven by costs to operate as a public company, as well as higher professional fees.
General, administrative and other increased $5.3 million, or 13%, to $46.2 million, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to an increase in professional fees, including fees related to the amendment of our senior secured term loan facility (the “Term Loan Facility”) in the first quarter, and costs to operate as a public company.
Net Other Income (Expense)
Three Months Ended June 30, 2021 and June 30, 2020
Investment income was $13.5 million for the three months ended June 30, 2021 compared to an investment loss of $9.6 million for the three months ended June 30, 2020, primarily due to the change in value of private and public market investments.
Interest expense decreased $1.3 million, or 22%, to $(4.6) million, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to paying down approximately $50.3 million of principal on our Term Loan Facility during the first quarter of 2021 in connection with the Amended Credit Agreement.
Other expense was $0.3 million for the three months ended June 30, 2021 compared to $1.4 million for the three months ended June 30, 2020, primarily due to the termination of interest rate derivatives during the first quarter of 2021.
Change in fair value of warrant liabilities of $(6.7) million for the three months ended June 30, 2021 was due to an increase in the fair value of warrant liabilities from March 31, 2021 to June 30, 2021.
Six Months Ended June 30, 2021 and June 30, 2020
Investment income was $26.5 million for the six months ended June 30, 2021 compared to an investment loss of $6.2 million for the six months ended June 30, 2020, primarily due to the change in value of private and public market investments.
Interest expense decreased $2.7 million, or 23%, to $(9.1) million, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to paying down approximately $50.3 million of principal on our Term Loan Facility during the first quarter of 2021 in connection with the Amended Credit Agreement.

Other income was $1.1 million for the six months ended June 30, 2021 compared to other expense of $11.1 million for the six months ended June 30, 2020, primarily due to the change in unrealized loss related to interest rate derivatives due to decreases in market interest rates and the subsequent termination of interest rate derivatives during the first quarter of 2021.
Change in fair value of warrant liabilities of $7.3 million for the six months ended June 30, 2021 was due to a decrease in the fair value of warrant liabilities from December 31, 2020 to June 30, 2021.
Provision for Income Taxes
Three and Six Months Ended June 30, 2021 and June 30, 2020
Provision for income taxes primarily reflect U.S. federal and state income taxes on our share of taxable income generated by the Company, as well as local and foreign income taxes of certain of the Company’s subsidiaries. Prior to the Transaction, provision for income taxes consisted of local income taxes and foreign income taxes for subsidiaries that have operations outside of the United States, as GCMH is treated as a flow-through entity and is not subject to federal income taxes.
The Company’s effective tax rate was 9% and 36% for the three months ended June 30, 2021 and 2020, respectively, and 4% and (14)% for the six months ended June 30, 2021, and 2020, respectively. Our overall effective tax rate for the three and six months ended June 30, 2021 is less than the statutory rate primarily because (a) we were not subject to U.S. federal taxes prior to the Transaction and (b) a portion of income is allocated to noncontrolling interests, and the tax liability on such income is borne by the holders of such noncontrolling interests.
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

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
(in millions, unaudited)	Private Markets Strategies	Absolute Return Strategies	Total	Private Markets Strategies	Absolute Return Strategies	Total
Fee-paying AUM
Balance, beginning of period	$28,889	$24,473	$53,362	$27,839	$24,130	$51,969
Contributions	1,522	570	2,092	3,257	1,229	4,486
Withdrawals	—	(748)	(748)	—	(1,198)	(1,198)
Distributions	(740)	(103)	(843)	(1,647)	(107)	(1,754)
Change in Market Value	50	739	789	273	862	1,135
Foreign Exchange and Other	391	(43)	348	390	(28)	362
Balance, end of period	$30,112	$24,888	$55,000	$30,112	$24,888	$55,000
Contracted, not yet fee-paying AUM represents limited partner commitments during the initial commitment or investment period where fees are not yet being charged, but are expected to be charged in the future based on invested capital (capital committed to underlying investments) or on a ratable ramp-in of total commitments.

	As of
(in millions)	June 30, 2021 (unaudited)	December 31, 2020
Contracted, not yet Fee-Paying AUM at period end	$7,027	$7,057
AUM at period end	$66,900	$61,943
Three Months Ended June 30, 2021
FPAUM increased $1.6 billion, or 3%, to $55.0 billion during the three months ended June 30, 2021, due to $2.1 billion and $0.8 billion of contributions and change in market value, respectively, partially offset by $0.8 billion and $0.7 billion of distributions and withdrawals, respectively.
•Private markets strategies FPAUM increased $1.2 billion, or 4%, to $30.1 billion during the three months ended June 30, 2021, primarily due to $1.5 billion of contributions, partially offset by $0.7 billion of distributions.
•Absolute return strategies FPAUM increased $0.4 billion, or 2%, to $24.9 billion during the three months ended June 30, 2021, primarily due to $0.7 billion of change in market value and $0.6 billion of contributions, partially offset by $0.7 billion of withdrawals.
Contracted, not yet fee-paying AUM decreased $0.4 billion, or 6%, to $7.0 billion during the three months ended June 30, 2021 due to contracted, not yet fee-paying AUM that became fee-paying AUM during the period net of closing of new commitments during the period.
AUM increased $2.0 billion, or 3%, to $66.9 billion during the three months ended June 30, 2021, primarily driven by changes in FPAUM and contracted, not yet Fee-Paying AUM, as well as mark to market changes that did not impact FPAUM.
Six Months Ended June 30, 2021
FPAUM increased $3.0 billion, or 6%, to $55.0 billion during the six months ended June 30, 2021, due to $4.5 billion and $1.1 billion of contributions and change in market value, respectively, partially offset by $1.8 billion and $1.2 billion of distributions and withdrawals, respectively.
•Private markets strategies FPAUM increased $2.3 billion, or 8%, to $30.1 billion during the six months ended June 30, 2021, primarily due to $3.3 billion of contributions, partially offset by $1.6 billion of distributions.
•Absolute return strategies FPAUM increased $0.8 billion, or 3%, to $24.9 billion during the six months ended June 30, 2021, primarily due to $1.2 billion of contributions and $0.9 billion of change in market value, partially offset by $1.2 billion of withdrawals.
Contracted, not yet fee-paying AUM as of June 30, 2021 was $7.0 billion. The closing of new commitments during the six months ended June 30, 2021 was offset by contracted, not yet fee-paying AUM that became fee-paying AUM.
AUM increased $5.0 billion, or 8%, to $66.9 billion during the six months ended June 30, 2021, primarily driven by changes in FPAUM and contracted, not yet Fee-Paying AUM, as well as mark to market changes that did not impact FPAUM.
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

Summary of Non-GAAP Financial Measures

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, unaudited)
Revenues
Private markets strategies	$42,360	$36,548	$82,733	$73,012
Absolute return strategies	40,680	36,761	80,572	76,024
Management fees, net (1)	83,040	73,309	163,305	149,036
Administrative fees and other operating income	1,882	1,953	4,262	3,636
Fee-Related Revenue	84,922	75,262	167,567	152,672
Less:
Cash-based employee compensation and benefits, net (2)	(40,255)	(38,332)	(81,447)	(80,354)
General, administrative and other, net (1,3)	(17,211)	(11,822)	(33,471)	(29,649)
Fee-Related Earnings	27,456	25,108	52,649	42,669
Incentive fees:
Performance fees	2,891	132	9,004	737
Carried interest	29,336	12,909	41,437	15,537
Incentive fee related compensation and NCI:
Cash-based incentive fee related compensation	(868)	—	(2,701)	—
Carried interest compensation, net (4)	(17,967)	(7,819)	(25,470)	(9,020)
Carried interest attributable to noncontrolling interest	(10,561)	(4,773)	(14,991)	(6,106)
Interest income	4	52	11	348
Other (income) expense	13	15	64	133
Depreciation	407	536	880	1,232
Adjusted EBITDA	30,711	26,160	60,883	45,530
Depreciation	(407)	(536)	(880)	(1,232)
Interest expense	(4,563)	(5,841)	(9,054)	(11,708)
Adjusted Pre-Tax Income	25,741	19,783	50,949	32,590
Adjusted income taxes(5)	(6,435)	(4,946)	(12,737)	(8,148)
Adjusted Net Income	$19,306	$14,837	$38,212	$24,442

____________
(1) Excludes fund reimbursement revenue of $2.6 million and $1.8 million for the three months ended June 30, 2021 and 2020, respectively, and $4.9 million and $3.8 million for the six months ended June 30, 2021 and 2020, respectively.
(2) Excludes severance expense of $0.8 million and $8.0 thousand for the three months ended June 30, 2021 and 2020, respectively, and $1.4 million and $2.3 million for the six months ended June 30, 2021 and 2020, respectively.
(3) Excludes amortization of intangibles of $0.6 million and $1.9 million for the three months ended June 30, 2021 and 2020, respectively, and $1.2 million and $3.8 million for the six months ended June 30, 2021 and 2020, respectively. Also excludes corporate transaction related costs of $1.2 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively, and $6.5 million and $3.5 million for the six months ended June 30, 2021 and 2020, respectively.
(4) Excludes the impact of non-cash carried interest expense of $0.4 million and $0.5 million for the three months ended June 30, 2021 and 2020, respectively, and $1.0 million and $(0.5) million for the six months ended June 30, 2021 and 2020, respectively.
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

Net Incentive Fees Attributable to GCM Grosvenor
Net incentive fees are used to highlight fees earned from incentive fees that are attributable to GCM Grosvenor. Net incentive fees represent incentive fees excluding (a) incentive fees contractually owed to others and (b) cash-based incentive fee related compensation.
The following tables show reconciliations of incentive fees to net incentive fees attributable to GCM Grosvenor for the three and six months ended June 30, 2021 and 2020, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, unaudited)
Net Incentive Fees Attributable to GCM Grosvenor
Incentive fees:
Performance fees	$2,891	$132	$9,004	$737
Carried interest	29,336	12,909	41,437	15,537
Less incentive fees contractually owed to others:
Cash carried interest compensation	(17,596)	(7,311)	(24,456)	(9,501)
Non-cash carried interest compensation	(371)	(508)	(1,014)	481
Carried interest attributable to redeemable noncontrolling interest holder	(6,154)	(2,804)	(8,059)	(3,669)
Carried interest attributable to other noncontrolling interest holders, net	(4,407)	(1,969)	(6,932)	(2,437)
Net incentive fees attributable to GCM Grosvenor, prior to incentive fee compensation	3,699	449	9,980	1,148
Less: Cash-based incentive fee related compensation	(868)	—	(2,701)	—
Net Incentive Fees Attributable to GCM Grosvenor	$2,831	$449	$7,279	$1,148
Adjusted Pre-Tax Income, Adjusted Net Income and Adjusted EBITDA
Adjusted Pre-Tax Income, Adjusted Net Income and Adjusted EBITDA are non-GAAP measures used to evaluate our profitability.
Adjusted Pre-Tax Income represents net income attributable to GCM Grosvenor Inc. including (a) net income attributable to GCMH, excluding (b) provision for income taxes, (c) changes in fair value of derivatives and warrants, (d) amortization expense, (e) partnership interest-based and non-cash compensation, (f) equity-based compensation, (g) unrealized investment income, (h) changes in TRA liability and (i) certain other items that we believe are not indicative of our core performance, including charges related to corporate transactions and employee severance. We believe Adjusted Pre-Tax Income is useful to investors because it provides additional insight into the operating profitability of our business.
Adjusted Net Income represents Adjusted Pre-Tax Income minus adjusted income taxes.
Adjusted EBITDA represents Adjusted Net Income excluding (a) adjusted income taxes, (b) depreciation and amortization expense and (c) interest expense on our outstanding debt. We believe Adjusted EBITDA is useful to investors because it enables them to better evaluate the performance of our core business across reporting periods.

The following tables show reconciliations of net income attributable to GCM Grosvenor Inc. and Adjusted Pre-Tax Income, Adjusted Net Income and Adjusted EBITDA for the three and six months ended June 30, 2021 and 2020, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, unaudited)
Adjusted Pre-Tax Income & Adjusted Net Income
Net income attributable to GCM Grosvenor Inc.	$656	$—	$3,203	$—
Plus:
Net income (loss) attributable to noncontrolling interests in GCMH	(2,191)	5,927	(1,488)	(9,028)
Provision for income taxes	2,204	526	1,541	1,169
Change in fair value of derivatives	—	1,417	(1,934)	10,051
Change in fair value of warrants	6,738	—	(7,319)	—
Amortization expense	583	1,876	1,166	3,752
Severance	802	8	1,390	2,288
Transaction expenses(1)	1,183	145	6,483	3,500
Loss on extinguishment of debt	—	482	675	1,514
Changes in TRA liability and other	274	4	282	4
Partnership interest-based compensation	10,026	8,856	14,929	16,776
Equity-based compensation	5,604	—	32,640	—
Other non-cash compensation	683	1,160	1,624	2,225
Less:
Investment income, net of noncontrolling interests	(450)	(110)	(1,229)	(142)
Non-cash carried interest compensation	(371)	(508)	(1,014)	481
Adjusted Pre-Tax Income	25,741	19,783	50,949	32,590
Less:
Adjusted income taxes(2)	(6,435)	(4,946)	(12,737)	(8,148)
Adjusted Net Income	$19,306	$14,837	$38,212	$24,442

Adjusted EBITDA
Adjusted Net Income	$19,306	$14,837	$38,212	$24,442
Plus:
Adjusted income taxes(2)	6,435	4,946	12,737	8,148
Depreciation expense	407	536	880	1,232
Interest expense	4,563	5,841	9,054	11,708
Adjusted EBITDA	$30,711	$26,160	$60,883	$45,530
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
Adjusted Net Income Per Share
The following table shows a reconciliation of diluted weighted-average shares of Class A common stock outstanding to adjusted shares outstanding used in the computation of adjusted net income per share for the three and six months ended June 30, 2021 and 2020, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
$000, except per share amounts	2021	2020[1]	2021	2020[1]
	(in thousands, except share and per share amounts; unaudited)
Adjusted Net Income Per Share
Adjusted Net Income	$19,306	$14,837	$38,212	$24,442

Weighted-average shares of Class A common stock outstanding - basic	44,563,266	39,984,515	43,330,664	39,984,515
Exercise of private warrants - incremental shares under the treasury stock method	—	—	180,124	—
Exercise of public warrants - incremental shares under the treasury stock method	—	—	1,382,792	—
Exchange of partnership units	144,235,246	144,235,246	144,235,246	144,235,246
Weighted-average shares of Class A common stock outstanding - diluted	188,798,512	184,219,761	189,128,826	184,219,761
Effective dilutive warrants, if antidilutive for GAAP	573,392	897,151	—	897,151
Effective RSUs, if antidilutive for GAAP	51,598	—	34,167	—
Adjusted shares - diluted	189,423,502	185,116,912	189,162,993	185,116,912

Adjusted Net Income per Share - Diluted	$0.10	$0.08	$0.20	$0.13
____________
(1)    As Class A common stock did not exist prior to the Transaction, the computation of Adjusted Net Income per Share assumes the same weighted average shares of Class A common stock outstanding, dilutive warrants, and number of adjusted shares outstanding as of December 31, 2020 for all periods prior to the Transaction.
Fee-Related Revenue and Fee-Related Earnings
Fee-Related Revenue (“FRR”) is a non-GAAP measure used to highlight revenues from recurring management fees and administrative fees. FRR represents total operating revenues less (1) incentive fees and (2) fund reimbursement revenue.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, unaudited)
Adjusted EBITDA	$30,711	$26,160	$60,883	$45,530
Less:
Incentive fees	(32,227)	(13,041)	(50,441)	(16,274)
Depreciation expense	(407)	(536)	(880)	(1,232)
Other non-operating income	(17)	(67)	(75)	(481)
Plus:
Incentive fee-related compensation	18,835	7,819	28,171	9,020
Carried interest attributable to redeemable noncontrolling interest holder	6,154	2,804	8,059	3,669
Carried interest attributable to other noncontrolling interest holders, net	4,407	1,969	6,932	2,437
Fee-Related Earnings	$27,456	$25,108	$52,649	$42,669

Liquidity and Capital Resources
We have historically financed our operations and working capital through net cash from operating activities and borrowings under our Term Loan Facility and Revolving Credit Facility (each as defined below). As of June 30, 2021, we had $265.8 million of cash and cash equivalents and available borrowing capacity of $48.2 million under our Revolving Credit Facility. In July 2021, we used $165.0 million for the repurchase of Mosaic Assets, further described below. Our primary cash needs are to fund working capital requirements, invest in growing our business, make investments in GCM Funds, make scheduled principal payments and interest payments on our outstanding indebtedness and pay tax distributions to members. Additionally, as a result of the Transaction, we will need cash to make payments under the Tax Receivable Agreement. We expect that our cash flow from operations, current cash and cash equivalents and available borrowing capacity under our Revolving Credit Facility will be sufficient to fund our operations and planned capital expenditures and to service our debt obligations for the next twelve months.
We are required to maintain minimum net capital balances for regulatory purposes for our Japan, Hong Kong, United Kingdom (“U.K.”) and U.S. broker-dealer subsidiaries. These net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of June 30, 2021 we are in compliance with these regulatory requirements.
Cash Flows
Six Months Ended June 30, 2021, and 2020

	Six Months Ended June 30,
	2021	2020
	(in thousands, unaudited)
Net cash provided by (used in) operating activities	$63,981	$(6,271)
Net cash provided by (used in) investing activities	(6,810)	(1,092)
Net cash provided by financing activities	11,185	54,427
Effect of exchange rate changes on cash	(672)	(350)
Net increase in cash and cash equivalents	$67,684	$46,714
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
Net cash provided by (used in) operating activities was $64.0 million and $(6.3) million for the six months ended June 30, 2021 and 2020, respectively. These operating cash flows were primarily driven by:
•net income (loss) of $41.8 million and $(9.4) million for the six months ended June 30, 2021 and 2020, respectively, adjusted for $20.8 million and $43.0 million of non-cash activities, respectively, as well as changes in working capital; and
•proceeds received from investments of $10.1 million and $1.8 million for the six months ended June 30, 2021 and 2020, respectively.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by (used in) investment activities was $(6.8) million and $(1.1) million for the six months ended June 30, 2021 and 2020, respectively. These investing cash flows were primarily driven by:
•contributions/subscriptions to investments of $(14.5) million and $(11.2) million during the six months ended June 30, 2021 and 2020, respectively; and
•withdrawals/redemptions from investments of $6.6 million and $11.1 million during the six months ended June 30, 2021 and 2020, respectively.

Net Cash Provided by Financing Activities
Net cash provided by financing activities was $11.2 million and $54.4 million for the six months ended June 30, 2021 and 2020, respectively. These financing activities were primarily driven by:
•capital contributions received from noncontrolling interest holders of $2.1 million and $175.9 million during the six months ended June 30, 2021 and 2020, respectively;
•capital distributions paid to partners and member of $(38.7) million and $(30.0) million during the six months ended June 30, 2021 and 2020, respectively;
•capital distributions paid to noncontrolling interest holders of $(26.7) million and $(17.3) million during the six months ended June 30, 2021 and 2020, respectively;
•proceeds from the Term Loan Facility of $110.0 million during the six months ended June 30, 2021;
•proceeds from the Revolving Credit Facility of $20.0 million during the six months ended June 30, 2020;
•principal payments on the Revolving Credit Facility of $(3.0) million during the six months ended June 30, 2020;
•principal payments on the Term Loan Facility of $(51.0) million and $(91.2) million during the six months ended June 30, 2021, and 2020, respectively;
•debt issuance costs of $(3.1) million during the six months ended June 30, 2021;
•proceeds from exercise of warrants of $24.5 million during the six months ended June 30, 2021;
•dividends paid of $(5.9) million during the six months ended June 30, 2021.
Indebtedness
On January 2, 2014, GCMH entered into a credit agreement (as amended, amended and restated, supplemented or otherwise modified, the “Credit Agreement”) that provides GCMH with a senior secured term loan facility (the “Term Loan Facility”) and for commitments for a $50.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facilities”). Under the Revolving Credit Facility, $15.0 million is available for letters of credit and $10.0 million is available for swingline loans. As of June 30, 2021, GCMH had borrowings of $399.3 million outstanding under the Term Loan Facility and no outstanding balance under the Revolving Credit Facility.
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
On June 23, 2021, the Company further amended its Term Loan Facility to increase the aggregate principal amount from $290.0 million to $400.0 million.
See Note 13 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of our outstanding indebtedness.
Dividend Policy
We are a holding company with no material assets other than our indirect ownership of equity interests in GCMH and certain deferred tax assets. As such, we do not have any independent means of generating revenue. However, management of GCM Grosvenor expects to cause GCMH to make distributions to its members, including us, in an amount at least sufficient to allow us to pay all applicable taxes, to make payments under the Tax Receivable Agreement, and to pay our corporate and other overhead expenses. On August 6, 2021, we declared a quarterly dividend of $0.09 per share of Class A common stock to record holders at the close of business on September 1, 2021. The payment date will be September 15, 2021. The payment of cash dividends on shares of our Class A common stock in the future, in this amount or otherwise, will be within the discretion of our board of directors at such time.

Stock Repurchase Plan
On August 6, 2021, our Board of Directors authorized a stock repurchase plan of up to an aggregate of $25 million, excluding fees and expenses, which may be used to repurchase the company’s outstanding Class A common stock and warrants to purchase Class A common stock, as well as to reduce Class A shares to be issued to employees to satisfy associated tax obligations in connection with the settlement of equity-based awards granted under our 2020 Incentive Award Plan (and any successor equity plan thereto). Our Class A common stock and warrants may be repurchased from time to time in open market transactions, in privately negotiated transactions, pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act, or otherwise, with the size and timing of these repurchases depending on legal requirements, price, market and economic conditions and other factors. We are not obligated under the terms of the program to repurchase any of our Class A common stock or warrants, the program has no expiration date and we may suspend or terminate the program at any time without prior notice. Any shares of Class A common stock and any warrants repurchased as part of this program will be canceled.
We review our capital return plan on an on-going basis, considering the potential impacts of COVID-19 pandemic, our financial performance and liquidity position, investments required to execute our strategic plans and initiatives, acquisition opportunities, the economic outlook, regulatory changes and other relevant factors. As these factors may change over time, the actual amounts expended on repurchase activity, dividends, and acquisitions, if any, during any particular period cannot be predicted and may fluctuate from time to time.
Tax Receivable Agreement
Exchanges of Grosvenor common units by limited partners of GCMH will result in increases in the tax basis in our share of the assets of GCMH and its subsidiaries that otherwise would not have been available. These increases in tax basis are expected to increase our depreciation and amortization deductions and create other tax benefits, and therefore may reduce the amount of tax that we would otherwise be required to pay in the future. The Tax Receivable Agreement requires us to pay 85% of the amount of these and certain other tax benefits, if any, that we realize (or are deemed to realize in certain circumstances) to the TRA Parties. As of June 30, 2021, the payable to related parties pursuant to the tax receivable agreement was $60.9 million.
Off-Balance Sheet Arrangements
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our condensed consolidated financial statements.
Contractual Obligations, Commitments and Contingencies
The following table represents our contractual obligations as of June 30, 2021, aggregated by type:

	Contractual Obligations
	Total	Remainder of 2021	2022-2023	2024-2025	Thereafter
	(in thousands, unaudited)
Operating leases	$27,387	$4,480	$14,843	$5,842	$2,222
Debt obligations(1)	399,275	2,275	8,000	8,000	381,000
Interest on debt obligations(2)	78,205	6,111	23,937	23,483	24,674
Capital commitments to our investments(3)	79,188	79,188	—	—	—
Total	$584,055	$92,054	$46,780	$37,325	$407,896
____________

(1)Represents scheduled debt obligation payments under our Term Loan Facility and Revolving Credit Facility.
(2)Represents interest to be paid on our debt obligations. The interest payments are calculated using the interest rate of 3.0% on our Term Loan Facility in effect as of June 30, 2021.
(3)Represents general partner capital funding commitments to several of the GCM Funds. These amounts are generally due on demand and are therefore presented in the less than one-year category, however, based on historical precedent, are likely to be due over a substantially longer period of time.
During the six months ended June 30, 2021, we increased borrowings on the Term Loan Facility of $110.0 million and we made principal payments on the Term Loan Facility of $51.0 million.

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
Distribution of Proceeds (prior to Amendment and Exercise of Mosaic Call Option, described below)
Distributable proceeds received by Mosaic for certain of its assets are distributed to its limited partners in accordance with their respective capital contributions with respect to such assets until such time as the third-party investor has received a certain specified multiple of its capital contributions, and thereafter to GCMH. Distributable proceeds received by Mosaic for its other assets are distributed to its limited partners in accordance with their respective capital contributions with respect to such assets. In the event that the third-party investor has received amounts attributable to the Mosaic Carry in excess of certain specified thresholds prior to certain specified dates, and certain net asset value thresholds are exceeded, then the percentage of the Mosaic Carry allocated to the third-party investor will be adjusted downward.
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

Call Option (prior to Amendment and Exercise of Mosaic Call Option, described below)
GCMH has the option to purchase the interest in Mosaic held by the third-party investor (or the underlying assets) at any time, at a purchase price equal to the greater of (x) 130% of amounts contributed to Mosaic by the third-party investor and (y) a 12% pre-tax internal rate of return on amounts contributed to Mosaic by the third-party investor (the “Mosaic Call Right”). The exercise of the Mosaic Call Right would result in the interest held by the third-party investor no longer being accounted for as a redeemable noncontrolling interest. GCMH paid a premium of $2.6 million on December 31, 2020 in exchange for being granted the Mosaic Call Right.
We believe the following are important metrics relating to Mosaic which highlight the assets in the entity that are subject to the Mosaic Call Right:

(dollars in millions, unaudited)
Net Purchase Price to Exercise Mosaic Call Right (as of June 30, 2021):(1)	$177.5
Mosaic LTM Carried Interest (as of June 30, 2021):(2)	$12.2
Net Asset Value of Capital to be Acquired upon Exercise of Mosaic Call Right (as of June 30, 2021):	$96.8
Liquidation Value of Carried Interest to be Acquired upon Exercise of Mosaic Call Right (as of June 30, 2021):	$192.8
Mosaic Carry Dollars at Work(3) (as of June 30, 2021):	$422.7
___________

(1)Based on a threshold equal to 130% of amounts contributed to Mosaic by the third-party investor, net of $19.8 million of Mosaic cash. As of June 30, 2021, the purchase price to exercise the Mosaic Call Right based on a 12% pre-tax internal rate of return on amounts contributed to Mosaic by the third-party investor would have been $151.7 million, net of Mosaic cash. Upon any exercise of the Mosaic Call Right or the Mosaic Put Right (as defined below), the actual purchase price will be equal to the greater of the two alternatives.
(2)The amount shown represents the redeemable noncontrolling interest reflected in our condensed consolidated financial statements for the twelve-month period ended June 30, 2021. Had the transaction occurred on June 30, 2020 and included all tax carry attributable to the Mosaic interests from such time forward, the redeemable noncontrolling interest amount reflected in our condensed consolidated financial statements for the twelve-month period ended June 30, 2021 would have been $18.0 million.
(3)We define “Mosaic Carry Dollars at Work” as aggregate limited partner commitments to the relevant GCM fund in which Mosaic has an interest, multiplied by the percentage of carried interest provided for in the governing documents of the relevant fund, multiplied by Mosaic’s share.
Defaults and Put Right Under the Mosaic Agreements (prior to Amendment and Exercise of Mosaic Call Option, described below)
In the event of a default by us of obligations to make the Potential Payments the purchase price upon exercise of the Mosaic Call Right or Mosaic Put Right would be increased to the greater of (x) 140% of amounts contributed to Mosaic by the third-party investor and (y) a 15% pre-tax internal right of return on amounts contributed to Mosaic by the third-party investor.
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
Amendment and Exercise of Mosaic Call Option
The terms of the Mosaic Call Right were amended and the purchase price was reduced to 1.225x the investment for the period through July 15, 2021 in exchange for the Company bearing certain interim funding costs of Mosaic Feeder. On July 2, 2021, GCMH exercised the amended Mosaic Call Right to purchase the interest in Mosaic for a net purchase price of $165.0 million. GCMH’s purchase will result in the interest previously held by Mosaic Counterparty no longer being accounted for as a redeemable noncontrolling interest of the Company following July 2, 2021.

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
In June 2021, the Company entered into a swap agreement (“2028 Incremental Swap Agreement”) that has a notional amount of $68.0 million to hedge interest rate risk related to payments made for the increase in aggregate principal amount of the Incremental 2028 Term Loans. The 2028 Incremental Swap Agreement and Incremental 2028 Term Loans have a 0.50% LIBOR floor. The swap was determined to be an effective cash flow hedge at inception based on a comparison of critical terms.
There have been no other material changes in our market risks during the three months ended June 30, 2021. For additional information, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as amended.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weakness described below and in our Annual Report on Form 10-K as of and for the year ended December 31, 2020 (as amended), our principal executive officer and principal financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level. After consideration of the views expressed in the SEC’s staff statement on April 12, 2021 related to accounting for warrants issued by Special Purpose Acquisition Companies (“SPACs”), the Company’s management identified a control deficiency in the operation of our internal control over financial reporting that constituted a material weakness. Specifically, the Company’s controls to evaluate the accounting for warrants issued by CFAC did not operate effectively to appropriately apply the provisions of ASC 815-40. This material weakness resulted in a restatement of our previously issued financial statements as of and for the year ended December 31, 2020, as filed with the SEC on May 10, 2021.
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
Changes in internal control over financial reporting
Other than the changes described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors since our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as amended, other than as described below.

Purchases of shares of our Class A common stock and warrants pursuant to our stock repurchase plan may affect the value of our Class A common stock, and there can be no assurance that our stock repurchase plan will enhance stockholder value.
Pursuant to our publicly announced stock repurchase plan, we are authorized to repurchase up to $25 million in the aggregate of our Class A common stock and warrants to purchase our Class A common stock, including through the repurchase of outstanding shares of our Class A common stock and warrants and through a reduction of Class A shares to be issued to employees to satisfy associated obligations in connection with the settlement of equity-based awards granted under the our 2020 Incentive Award Plan (and any successor equity plan thereto). The timing and amount of any share and warrant repurchases will be determined based on legal requirements, price, market and economic conditions and other factors. This activity could increase (or reduce the size of any decrease in) the market price of our Class A common stock at that time. Additionally, repurchases under our share repurchase program will continue to diminish our cash reserves, which could impact our ability to pursue possible strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our Class A shares could decline. Although our share repurchase program is intended to enhance long-term stockholder value, short-term share price fluctuations could reduce the program’s effectiveness.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None

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
		10-K/A	001-39716	10.10	05/10/21
10.2†	Amendment No. 6, dated as of June 23, 2021, to the Credit Agreement, dated as of January 2, 2014, among Grosvenor Capital Management Holdings, LLLP, as borrower, Grosvenor Holdings, L.L.C., Grosvenor Holdings II, L.L.C., GCM Grosvenor Management, LLC, GCM Grosvenor Holdings, LLC, GCM, L.L.C., the several lenders from time to time parties thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and swingline lender	8-K	001-39716	10.1	06/26/21
31.1	Chief Executive Officer Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002					*
31.2	Chief Financial Officer Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002					*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					**
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
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

GCM GROSVENOR INC.
Date: August 12, 2021	By:	/s/ Michael J. Sacks
Michael J. Sacks
Chief Executive Officer
(Principal Executive Officer)

GCM GROSVENOR INC.
Date: August 12, 2021	By:	/s/ Pamela L. Bentley
Pamela L. Bentley
Chief Financial Officer
(Principal Financial Officer)