Form 10-Q
period 2021-09-30
GCM Grosvenor Inc.
filed 2021-11-12
CIK 1819796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 10, 2021, there were 44,036,239 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding and 144,235,246 shares of the registrant’s Class C common stock, par value $0.0001 per share, outstanding.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GCM Grosvenor Inc.
Condensed Consolidated Statements of Financial Condition

(In thousands, except share and per share amounts)

	As of
	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and cash equivalents	$119,981	$198,146
Management fees receivable	16,979	14,524
Incentive fees receivable	28,274	69,424
Due from related parties	9,435	11,326
Investments	203,993	166,273
Premises and equipment, net	5,629	7,870
Intangible assets, net	6,839	8,588
Goodwill	28,959	28,959
Deferred tax assets, net	71,980	74,153
Other assets	20,814	53,015
Total assets	512,883	632,278
Liabilities and Equity (Deficit)
Accrued compensation and benefits	74,433	74,681
Employee related obligations	27,585	25,274
Debt	391,234	335,155
Payable to related parties pursuant to the tax receivable agreement	60,932	60,518
Warrant liabilities	41,888	42,793
Accrued expenses and other liabilities	26,961	60,926
Total liabilities	623,033	599,347
Commitments and contingencies (Note 15)

Redeemable noncontrolling interest	—	115,121

Preferred stock, $0.0001 par value, 100,000,000 shares authorized, none issued	—	—
Class A common stock, $0.0001 par value, 700,000,000 authorized; 44,022,131 and 40,835,093 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	4	4
Class B common stock, $0.0001 par value, 500,000,000 authorized, none issued	—	—
Class C common stock, $0.0001 par value, 300,000,000 authorized; 144,235,246 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	14	14
Additional paid-in capital	—	2,705
Accumulated other comprehensive loss	(1,845)	(2,233)
Retained earnings	(35,777)	(29,832)
Total GCM Grosvenor Inc. deficit	(37,604)	(29,342)
Noncontrolling interests in subsidiaries	104,439	94,013
Noncontrolling interests in GCMH	(176,985)	(146,861)
Total deficit	(110,150)	(82,190)
Total liabilities and equity (deficit)	$512,883	$632,278
See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues
Management fees	$87,796	$78,269	$256,015	$231,106
Incentive fees	29,178	21,774	79,619	38,048
Other operating income	1,101	1,703	5,363	5,339
Total operating revenues	118,075	101,746	340,997	274,493
Expenses
Employee compensation and benefits	72,867	75,315	232,054	186,459
General, administrative and other	20,131	17,263	66,314	58,101
Total operating expenses	92,998	92,578	298,368	244,560
Operating income	25,077	9,168	42,629	29,933
Investment income	13,732	7,902	40,239	1,700
Interest expense	(5,432)	(5,807)	(14,486)	(17,515)
Other income (expense)	1,329	446	2,385	(10,637)
Change in fair value of warrant liabilities	(9,550)	—	(2,231)	—
Net other income (expense)	79	2,541	25,907	(26,452)
Income before income taxes	25,156	11,709	68,536	3,481
Provision for income taxes	2,450	541	3,991	1,710
Net income	22,706	11,168	64,545	1,771
Less: Net income attributable to redeemable noncontrolling interest	—	3,322	19,827	5,600
Less: Net income attributable to noncontrolling interests in subsidiaries	10,142	6,520	30,439	3,873
Less: Net income (loss) attributable to noncontrolling interests in GCMH	8,508	1,326	7,020	(7,702)
Net income attributable to GCM Grosvenor Inc.	$4,056	$—	$7,259	$—

Earnings per share of Class A common stock (1)
Basic	$0.09	$—	$0.17	$—
Diluted	$0.03	$—	$0.03	$—
Weighted average shares of Class A common stock outstanding (1) :
Basic	44,387,598	—	43,673,347	—
Diluted	188,877,077	—	188,136,198	—
(1) There were no shares of Class A common stock outstanding prior to November 17, 2020, therefore no earnings per share information has been presented for any period prior to that date.
See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$22,706	$11,168	$64,545	$1,771
Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedges	2,005	1,103	3,349	(6,180)
Foreign currency translation adjustment	(290)	468	(908)	153
Total other comprehensive income (loss)	1,715	1,571	2,441	(6,027)
Comprehensive income (loss) before noncontrolling interests	24,421	12,739	66,986	(4,256)
Less: Comprehensive income attributable to redeemable noncontrolling interest	—	3,322	19,827	5,600
Less: Comprehensive income attributable to noncontrolling interests in subsidiaries	10,142	6,520	30,439	3,873
Less: Comprehensive income (loss) attributable to noncontrolling interests in GCMH	9,812	2,897	8,891	(13,729)
Comprehensive income attributable to GCM Grosvenor Inc.	$4,467	$—	$7,829	$—
See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Equity (Deficit)
(Unaudited)
(In thousands)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Noncontrolling Interests in GCMH	Total Equity (Deficit)	Redeemable Noncontrolling Interest
Balance at June 30, 2021	$4	$14	$15,383	$(33,185)	$(2,209)	$98,707	$(128,532)	$(49,818)	$125,923

Capital contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	500	—	500	—
Capital distributions paid to noncontrolling interests	—	—	—	—	—	(4,910)	—	(4,910)	—
Capital distributions paid to redeemable noncontrolling interest	—	—	—	—	—	—	—	—	(34,464)
Exercise of Mosaic Call Right	—	—	(14,033)	—	—	—	(47,462)	(61,495)	(91,459)
Settlement of equity-based compensation in satisfaction of withholding tax requirements	—	—	(2,479)	(499)	—	—	(3,921)	(6,899)	—
Partners’ distributions	—	—	—	—	—	—	(19,295)	(19,295)	—
Deemed contributions	—	—	—	—	—	—	6,029	6,029	—
Unrealized gain on cash flow hedges	—	—	—	—	479	—	1,526	2,005	—
Translation adjustment	—	—	—	—	(68)	—	(222)	(290)	—
Equity-based compensation	—	—	1,345	—	—	—	4,470	5,815	—
Declared dividends	—	—	—	(4,235)	—	—	—	(4,235)	—
Deferred tax and other tax adjustments	—	—	(216)	—	(47)	—	—	(263)	—
Equity reallocation between controlling and non-controlling interests	—	—	—	(1,914)	—	—	1,914	—	—
Net income (loss)	—	—	—	4,056	—	10,142	8,508	22,706	—
Balance at September 30, 2021	$4	$14	$—	$(35,777)	$(1,845)	$104,439	$(176,985)	$(110,150)	$—

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Noncontrolling Interests in GCMH	Total Equity (Deficit)	Redeemable Noncontrolling Interest
Balance at December 31, 2020	$4	$14	$2,705	$(29,832)	$(2,233)	$94,013	$(146,861)	$(82,190)	$115,121

Capital contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	2,558	—	2,558	11
Capital distributions paid to noncontrolling interests	—	—	—	—	—	(22,571)	—	(22,571)
Capital distributions paid to redeemable noncontrolling interest	—	—	—	—	—		—	—	(43,500)
Issuance of Class A common stock due to exercised warrants	—	—	5,252	—	—	—	18,064	23,316	—
Exercise of Mosaic Call Right			(14,033)				(47,462)	(61,495)	(91,459)
Settlement of equity-based compensation in satisfaction of withholding tax requirements	—	—	(2,479)	(499)	—	—	(3,921)	(6,899)	—
Partners’ distributions	—	—	—	—	—	—	(57,998)	(57,998)	—
Deemed contributions	—	—	—	—	—	—	20,958	20,958	—
Unrealized gain on cash flow hedges	—	—	—	—	777	—	2,572	3,349	—
Translation adjustment	—	—	—	—	(207)	—	(701)	(908)	—
Equity-based compensation	—	—	8,654	—	—	—	29,430	38,084	—
Declared dividends	—	—	—	(10,791)	—	—	—	(10,791)	—
Deferred tax and other tax adjustments	—	—	(99)	—	(182)	—	—	(281)	—
Equity reallocation between controlling and non-controlling interests	—	—	—	(1,914)	—	—	1,914	—	—
Net income (loss)	—	—	—	7,259	—	30,439	7,020	44,718	19,827
Balance at September 30, 2021	$4	$14	$—	$(35,777)	$(1,845)	$104,439	$(176,985)	$(110,150)	$—
See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Equity (Deficit) — (Continued)
(Unaudited)
(In thousands)

	Partners’ Deficit	Member’s Deficit-GCM, L.L.C.	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity (Deficit)	Redeemable Noncontrolling Interest
Balance at June 30, 2020	$(270,396)	$(57)	$(13,802)	$90,163	$(194,092)	$108,665

Capital contributions from noncontrolling interests in subsidiaries	—	—	—	976	976	—
Deemed contributions	21,605	—	—	—	21,605	—
Capital distributions	(12,500)	(21)	—	—	(12,521)	—
Capital distributions paid to noncontrolling interests	—	—	—	(3,908)	(3,908)	—
Capital distributions paid to redeemable noncontrolling interest	—	—	—	—	—	(1,205)
Unrealized gain on cash flow hedges	—	—	1,103	—	1,103	—
Translation adjustment	—	—	468	—	468	—
Net income	1,306	20	—	6,520	7,846	3,322
Balance at September 30, 2020	$(259,985)	$(58)	$(12,231)	$93,751	$(178,523)	$110,782

	Partners’ Deficit	Member’s Deficit-GCM, L.L.C.	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity (Deficit)	Redeemable Noncontrolling Interest
Balance at December 31, 2019	$(308,373)	$(66)	$(6,854)	$101,463	$(213,830)	$—

Cumulative-effect adjustment from adoption of ASU 2017-12	(650)	—	650	—	—	—
Capital contributions from noncontrolling interests in subsidiaries	—	—	—	3,124	3,124	—
Capital contributions from redeemable noncontrolling interest	—	—	—	—	—	173,797
Deemed contributions	38,381	—	—	—	38,381	—
Capital distributions	(42,524)	(44)	—	—	(42,568)	—
Capital distributions paid to noncontrolling interests	—	—	—	(14,709)	(14,709)
Capital distributions paid to redeemable noncontrolling interest	—	—	—	—	—	(7,680)
Equity transaction with Mosaic	60,935	—	—	—	60,935	(60,935)
Unrealized loss on cash flow hedges	—	—	(6,180)	—	(6,180)	—
Translation adjustment	—	—	153	—	153	—
Net income (loss)	(7,754)	52	—	3,873	(3,829)	5,600
Balance at September 30, 2020	$(259,985)	$(58)	$(12,231)	$93,751	$(178,523)	$110,782
See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$64,545	$1,771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,037	7,400
Equity-based compensation	38,083	—
Deferred taxes	2,083	—
Other non-cash compensation	2,704	3,360
Partnership interest-based compensation	20,958	38,381
Amortization of debt issuance costs	743	1,014
Amortization of terminated swap	3,263	—
Loss on extinguishment of debt	675	1,514
Change in fair value of derivatives	212	9,673
Change in fair value of warrant liabilities	2,231	—
Amortization of deferred rent	(1,184)	502
Proceeds received from investments	15,417	3,543
Non-cash investment loss	(40,239)	(1,700)
Other	49	22
Change in assets and liabilities:
Management fees receivable	(2,484)	1,338
Incentive fees receivable	41,150	9,201
Due from related parties	1,891	(565)
Other assets	25,367	(25,171)
Accrued compensation and benefits	(1,344)	(7,428)
Employee related obligations	181	(2,204)
Accrued expenses and other liabilities	(32,542)	2,480
Net cash provided by operating activities	144,796	43,131
Cash flows from investing activities
Purchases of premises and equipment	(392)	(1,165)
Proceeds from assignment of aircraft share interest	1,337	—
Contributions/subscriptions to investments	(20,808)	(16,221)
Withdrawals/redemption from investments	7,910	14,685
Net cash used in investing activities	(11,953)	(2,701)
Cash flows from financing activities
Capital contributions received from noncontrolling interest	2,569	176,921
Capital distributions paid to partners and member	(57,998)	(42,568)
Capital distributions paid to noncontrolling interests	(66,071)	(22,389)
Exercise of Mosaic call option	(150,122)	—
Proceeds from senior loan issuance	110,000	—
Principal payments on senior loan	(52,259)	(91,195)
Proceeds from credit facility	—	20,000
Principal payments on credit facility	—	(3,000)
Debt issuance costs	(3,080)	—
Proceeds from exercise of warrants	24,468	—
Payments from repurchase of warrants	(450)	—
Settlement of equity-based compensation in satisfaction of withholding tax requirements	(6,899)	—
Dividends paid	(10,120)	—
Net cash provided by (used in) financing activities	(209,962)	37,769
Effect of exchange rate changes on cash	(1,046)	121
Net increase (decrease) in cash and cash equivalents	$(78,165)	$78,320
Cash and cash equivalents
Beginning of period	198,146	79,866
End of period	$119,981	$158,186
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$10,080	$16,105
Cash paid during the period for income taxes	$4,027	$2,745
Supplemental disclosure of non-cash information from financing activities
Deemed contributions from GCMH Equityholders	$20,958	$38,381
Establishment of deferred tax assets, net related to tax receivable agreement and the Transaction	$(99)	$—
Dividends declared but not paid	$669	$—
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
GCMG was incorporated on July 27, 2020 under the laws of the State of Delaware for the purpose of consummating the Transaction as described in Note 3 and merging with CF Finance Acquisition Corp. (“CFAC”), a blank check company incorporated on July 9, 2014 under the laws of the State of Delaware. GCMG owns all of the equity interests of GCM Grosvenor Holdings, LLC (“IntermediateCo”), formerly known as CF Finance Intermediate Acquisition, LLC until November 18, 2020, which is the general partner of GCMH subsequent to the Transaction. GCMG’s ownership (through IntermediateCo) of GCMH as of September 30, 2021 and December 31, 2020 was approximately 23.4% and 22.1%, respectively.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all necessary adjustments (which consists of only normal recurring items) have been made to fairly present the Condensed Consolidated Financial Statements for the interim periods presented. Results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as amended, filed with the Securities and Exchange Commission (“SEC”).
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
Investments
The Company’s investments in the GCM Funds investing in private equity, real estate and infrastructure (“GCM PEREI Funds”) are valued based on the most recent available information, which typically has a delay of up to three months due to the timing of financial information received from the investments held by the GCM PEREI Funds. The Company records its share of capital contributions to and distributions from the GCM PEREI Funds within investments in the Condensed Consolidated Statements of Financial Condition during the three-month lag period. To the extent that management is aware of material events that affect the GCM PEREI Funds during the intervening period, the impact of the events would be disclosed in the notes to the Condensed Consolidated Statements of Financial Condition.
Equity-Based Compensation
The Company accounts for grants of equity-based awards, including restricted stock units (“RSUs”), at fair value as of the grant date. Each RSU represents the right to receive payment in the form of one share of Class A common stock or an amount equal to the market value of one share of Class A common stock. Holders of unvested RSUs do not have the right to vote with the underlying shares of Class A common stock, but are entitled to accrue dividend equivalents, which are generally paid in cash when such RSUs are delivered. The Company recognizes non-cash compensation expense attributable to these grants on a straight-line basis over the requisite service period, which is generally the vesting period. Expenses related to grants of equity-based awards are recorded within employee compensation and benefits in the Condensed Consolidated Statements of Income and within additional paid-in capital and noncontrolling interests in GCMH in the Condensed Consolidated Statements of Financial Condition. The fair value of RSUs is determined by the closing stock price on the grant date. Awards the Company intends to settle in cash are classified as liabilities within employee related obligations in the Condensed Consolidated Statements of Financial Condition and are subsequently remeasured to the closing stock price as of each reporting date through the payment date with the changes in fair value recorded within employee compensation and benefits in the Condensed Consolidated Statements of Income. Forfeitures of equity-based awards are recognized as they occur. See Note 12 for additional information regarding the Company’s equity-based compensation.

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
4. Mosaic Transaction
Prior to Amendment and Exercise of Mosaic Call Right
Effective January 1, 2020, the Partnership and several subsidiaries, (collectively, the “Seller”) entered into a Purchase and Sale Agreement (“Agreement”) and issued certain limited partnership interests in several subsidiaries (“Carry Plan Entities”) to Mosaic Acquisitions 2020, L.P. (“Mosaic”). In addition, Mosaic also acquired the rights to receive a percentage of carried interest from certain GCM Funds and agreed to provide additional funding under certain circumstances up to a maximum amount as defined in the Agreement (collectively, the “Mosaic Transaction”). Mosaic issued Class A and Class B equity interests to GCMH, Holdings and Mosaic Feeder, L.P. (“Mosaic Feeder”). The Partnership served as the general partner of Mosaic, which was consolidated as the Partnership holds a controlling financial interest in Mosaic. Mosaic Feeder was beneficially owned by Lakeshore Investments GP, LLC (“Lakeshore”), a related party, and an unaffiliated third-party investor (“Mosaic Counterparty”) and was not consolidated. The consideration transferred by Mosaic Counterparty to the Seller for the interests acquired was $125.4 million. In addition, the Seller received an additional $48.0 million to fund future investment commitments. Additionally, the Seller could be required to pay additional amounts as long as Mosaic Feeder has an ownership interest in the transferred interests (“Potential Payments”) based on cash flow up to the relevant dates as defined in the Agreement that could total up to a maximum of $19.9 million, which was broken down as a maximum of $4.9 million on December 31, 2020, $7.5 million on December 31, 2021 and $7.5 million on December 31, 2022. GCMH made a payment of $4.9 million on December 31, 2020. Such amounts were eligible to be reduced (not below zero) by exceeding certain cumulative distribution thresholds at each relevant date. In addition, any such amounts paid to Mosaic would also reduce, on a dollar-for-dollar basis, the purchase price payable upon exercise of the Put Option.
On December 31, 2020, the Company paid $2.6 million to Mosaic Feeder for the right, but not the obligation, to require Mosaic Feeder to sell to GCMH all of the Class A and Class B equity interests held by Mosaic Feeder in Mosaic (the “Mosaic Call Right”) for a purchase price equal to the greater of 1.3x its investment or a 12% internal rate of return on its investment.
Further, Mosaic Counterparty had the right, but not the obligation, to require the Partnership to acquire all of the Class A and Class B Interests held by Mosaic Feeder in Mosaic (the “Put Option”) for a purchase price equal to Mosaic Counterparty receiving the greater of 1.3x of its investment or a 12% internal rate of return on its investment (the “Put Price”). The Put Option could only be exercised if a Triggering Event as defined in the Agreement occurred, which management had deemed to be remote. If the Partnership declined to pay the Put Price, Mosaic Counterparty may either step in and act as the general partner of Mosaic and control Mosaic until Mosaic Counterparty recoups the Put Price or effect a transfer of the underlying assets of Mosaic to Mosaic Counterparty.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

Management determined that the Mosaic Transaction should be evaluated under the guidance in ASC 810 and concluded that Mosaic was accounted for as a VIE. The Partnership was deemed the primary beneficiary and therefore consolidated Mosaic. In addition, the Partnership concluded that the Put Option was embedded in an equity host contract but did not meet the net settlement criterion of an embedded derivative and therefore no separate accounting was required. However, as the Put Option was not solely within the control of the Partnership, the noncontrolling interest related to Mosaic had been classified as mezzanine equity.
The total assets of Mosaic were $101.4 million as of December 31, 2020, and were recorded within cash and cash equivalents and investments in the Company’s Condensed Consolidated Statements of Financial Condition. Mosaic had no liabilities as of December 31, 2020. The assets of Mosaic were only to be used to settle obligations of Mosaic, if any. In addition, there was no recourse to the Partnership for Mosaic’s liabilities, except for certain entities in which there could be a clawback of previously distributed carried interest.
Amendment and Exercise of Mosaic Call Right
The terms of the Mosaic Call Right were amended and the purchase price was reduced to 1.225x the investment for the period through July 15, 2021 in exchange for the Company bearing certain interim funding costs of Mosaic Feeder. On July 2, 2021, GCMH exercised the amended Mosaic Call Right to purchase the interest in Mosaic for a net purchase price of $165.0 million inclusive of distributions through the closing date but net of $19.5 million of consolidated Mosaic cash to fund investments and option premiums. GCMH’s purchase resulted in the interest previously held by Mosaic Counterparty no longer being accounted for as a redeemable noncontrolling interest of the Company following July 2, 2021. As the Company continues to consolidate Mosaic, the transaction was accounted for as an equity transaction without a change in control at the July 2, 2021 net carrying value, including associated tax impacts. As a result, $14.0 million was recorded as a reduction to additional paid-in capital and $47.5 million was recorded as a reduction to noncontrolling interests in GCMH on the Company’s Condensed Consolidated Statements of Equity (Deficit).
5. Revenue
For the three and nine months ended September 30, 2021 and 2020, revenues consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Management fees	2021	2020	2021	2020
Management fees, net	$85,521	$76,105	$248,826	$225,141
Fund expense reimbursement revenue	2,275	2,164	7,189	5,965
Management fees	$87,796	$78,269	$256,015	$231,106

	Three Months Ended September 30,		Nine Months Ended September 30,
Incentive fees	2021	2020	2021	2020
Performance fees	$316	$884	$9,320	$1,621
Carried interest	28,862	20,890	70,299	36,427
Total incentive fees	$29,178	$21,774	$79,619	$38,048
The Company recognized revenues during the three and nine months ended September 30, 2021 of $0.6 million and $2.3 million, respectively, compared with $0.0 million and $0.7 million during the three and nine months ended September 30, 2020, respectively, that were previously received and deferred at the beginning of the respective periods.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

6. Investments
Investments consist of the following:

	As of
	September 30, 2021	December 31, 2020
Equity method investments	$202,815	$165,095
Other investments	1,178	1,178
Total investments	$203,993	$166,273
As of September 30, 2021 and December 31, 2020, the Company held investments of $204.0 million and $166.3 million, respectively, of which $91.0 million and $161.9 million were owned by noncontrolling interest holders, respectively. Future net income (loss) and cash flow from investments held by noncontrolling interest holders will not be attributable to the Company.
The decrease in investments held by noncontrolling interest holders from December 31, 2020 to September 30, 2021 is primarily a result of the exercise of the amended Mosaic Call Right on July 2, 2021 and purchase of the interest held in Mosaic from Mosaic Counterparty, as described in Note 4. The purchase of the interest held in Mosaic from Mosaic Counterparty resulted in investments carried at approximately $96.8 million as of July 2, 2021 being held by the Company instead of redeemable noncontrolling interests.
7. Fair Value Measurements
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis and level of inputs used for such measurements as of September 30, 2021 and December 31, 2020:

	Fair Value as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$36,204	$—	$—	$36,204
Interest rate derivatives	—	92	—	92
Total assets	$36,204	$92	$—	$36,296

Liabilities
Public warrants	$39,872	$—	$—	$39,872
Private warrants	—	—	2,016	2,016
Interest rate derivatives	—	218	—	218
Total liabilities	$39,872	$218	$2,016	$42,106

	Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$149,553	$—	$—	$149,553
Total assets	$149,553	$—	$—	$149,553

Liabilities
Interest rate derivatives	$—	$28,442	$—	$28,442
Public warrants	36,421	—	—	36,421
Private warrants	—	—	6,372	6,372
Total liabilities	$36,421	$28,442	$6,372	$71,235

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
Management determines the fair value of the private placement warrants (“private warrants”) using a binomial option valuation model (“Valuation Model”). The private warrants were classified as Level 3 as of both September 30, 2021 and December 31, 2020 because of the use of significant unobservable inputs in the Valuation Model as follows:

	September 30, 2021	December 31, 2020
Risk-free interest rate	0.78%	0.35%
Expected term (years)	4.1	4.9
Expected volatility	30%	16%
The Company’s use of the Valuation Model required the following assumptions:
• The risk-free interest rate was based on the term-matched U.S. Treasury rate, which was commensurate with the remaining contractual maximum term of the private warrants, which expire on the earlier of five years after the completion of the Transaction or liquidation of the Company. An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the private warrant liabilities.
• The expected term utilized was commensurate with the remaining contractual maximum term of the private warrants, which expire on the earlier of five years after the completion of the Transaction or liquidation of the Company. A decrease in the expected term, in isolation, would result in an decrease in the fair value measurement of the private warrant liabilities.
• The expected volatility was based on consideration of the implied volatility from the Company’s publicly-traded warrants and the historical and implied volatility of the Company’s publicly-traded industry peers. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the private warrant liabilities.
The resulting valuations for the private warrants were determined to be $2.24 and $2.36 per unit as of September 30, 2021 and December 31, 2020, respectively. The resulting fair value of $2.0 million and $6.4 million was recorded within warrant liabilities in the Condensed Consolidated Statements of Financial Condition as of September 30, 2021 and December 31, 2020, respectively. During the nine months ended September 30, 2021, 1,800,000 private warrants were transferred between external third-parties and converted to public warrants upon transfer. See Note 9 for additional information regarding the warrant activity for the three and nine months ended September 30, 2021.
The following table presents changes in Level 3 liabilities measured at fair value for the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Balance at beginning of period	$(1,557)	$(6,372)
Transfer out of Level 3	—	2,952
Change in fair value	(459)	1,404
Balance at end of period	$(2,016)	$(2,016)
8. Equity
The following table shows a rollforward of the common stock outstanding since December 31, 2020:

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

	Class A common stock	Class B common stock	Class C common stock
December 31, 2020	40,835,093	—	144,235,246
Exercise of warrants	1,793,903	—	—
Net shares delivered for vested RSUs	1,393,135	—	—
September 30, 2021	44,022,131	—	144,235,246
Dividends are reflected in the Condensed Consolidated Statements of Equity (Deficit) when declared by the Board of Directors. The table below summarizes dividends declared to date during 2021:

Declaration Date	Dividend per Common Share	Record Date	Payment Date
January 4, 2021	$0.06	March 1, 2021	March 15, 2021
February 25, 2021	$0.08	June 1, 2021	June 15, 2021
August 6, 2021	$0.09	September 1, 2021	September 15, 2021
November 8, 2021	$0.10	December 1, 2021	December 15, 2021
Dividend equivalent payments of $0.7 million were accrued for holders of RSUs for the nine months ended September 30, 2021. Distributions to partners represent distributions made to GCMH Equityholders.
On August 6, 2021, the Company’s Board of Directors authorized a stock repurchase plan of up to an aggregate of $25.0 million, excluding fees and expenses, which may be used to repurchase shares of the Company’s outstanding Class A common stock and warrants to purchase shares of Class A common stock, as well as to reduce shares of Class A common stock to be issued to employees to satisfy associated tax obligations in connection with the settlement of equity-based awards granted under our 2020 Incentive Award Plan (and any successor equity plan thereto). Any shares of Class A common stock and any warrants repurchased as part of this program will be canceled. In the three months ended September 30, 2021, the Company has been deemed to have repurchased 612,173 shares withheld in connection with the payment of tax liabilities on behalf of employees upon the settlement of vested RSUs for $6.9 million. In the three months ended September 30, 2021, the Company paid $0.4 million to purchase the Company’s outstanding warrants to purchase shares of Class A common stock. As of September 30, 2021, the Company has $17.7 million remaining under the stock repurchase plan.
9. Warrants
The following table shows public and private warrants outstanding for the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Public Warrants	Private Warrants	Total	Public Warrants	Private Warrants	Total
Outstanding, beginning of period	20,279,664	900,000	21,179,664	20,273,567	2,700,000	22,973,567
Exercises of warrants	—	—	—	(1,793,903)	—	(1,793,903)
Transfer in (out)	—	—	—	1,800,000	(1,800,000)	—
Repurchases	(243,395)	—	(243,395)	(243,395)	—	(243,395)
Outstanding, end of period	20,036,269	900,000	20,936,269	20,036,269	900,000	20,936,269
During the three months ended September 30, 2021, no public warrants were exercised. During the nine months ended September 30, 2021, 1,793,903 public warrants were exercised, resulting in $20.6 million of proceeds.
Pursuant to the stock repurchase plan described in Note 8, during the three and nine months ended September 30, 2021, the Company repurchased 243,395 public warrants for $0.4 million, or an average of $1.85 per warrant.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

10. Variable Interest Entities
The Company consolidates certain VIEs in which it is determined that the Company is the primary beneficiary.
The Company holds variable interests in certain entities that are VIEs which are not consolidated, as it is determined that the Company is not the primary beneficiary. The Company’s involvement with such entities is generally in the form of direct equity interests in, and fee arrangements with, the entities in which it also serves as the general partner or managing member. The Company evaluated its variable interests in the VIEs and determined it is not considered the primary beneficiary of the entities primarily because it does not have interests in the entities that could potentially be significant. No reconsideration events that caused a change in the Company’s consolidation conclusions occurred during either the nine months ended September 30, 2021 or the year ended December 31, 2020. As of September 30, 2021 and December 31, 2020, the total unfunded commitments from the special limited partner and general partners to the unconsolidated VIEs were $29.2 million and $32.8 million, respectively. These commitments are the primary source of financing for the unconsolidated VIEs.
The following table sets forth certain information regarding the VIEs in which the Company holds a variable interest but does not consolidate. The assets recognized on the Company’s Condensed Consolidated Statements of Financial Condition related to the Company’s interests in and management, incentive fees and third party costs receivables from these non-consolidated VIEs and the Company’s maximum exposure to loss relating to non-consolidated VIEs as of September 30, 2021 and December 31, 2020 were as follows:

	As of
	September 30, 2021	December 31, 2020
Investments	$91,334	$77,511
Receivables	21,542	14,322
Maximum exposure to loss	$112,876	$91,833
The above table includes investments in VIEs which are owned by noncontrolling interest holders of approximately $53.0 million and $77.4 million as of September 30, 2021 and December 31, 2020, respectively. The decrease in investments in VIEs which are owned by noncontrolling interest holders from December 31, 2020 to September 30, 2021 is primarily a result of the exercise of the amended Mosaic Call Right on July 2, 2021 and purchase of the interest held in Mosaic from Mosaic Counterparty, as described in Note 4. The purchase of the interest held in Mosaic from Mosaic Counterparty resulted in investments in VIEs carried at approximately $33.5 million as of June 30, 2021 (prior to the purchase) being held by the Company instead of redeemable noncontrolling interest holders following July 2, 2021.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
11. Employee Compensation and Benefits
For the three and nine months ended September 30, 2021 and 2020, employee compensation and benefits consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cash-based employee compensation and benefits	$39,792	$40,133	$122,629	$122,775
Equity-based compensation	5,878	—	38,518	—
Partnership interest-based compensation	6,029	21,605	20,958	38,381
Carried interest compensation	16,708	12,442	41,164	21,943
Cash-based incentive fee related compensation	3,380	—	6,081	—
Other non-cash compensation	1,080	1,135	2,704	3,360
Total employee compensation and benefits	$72,867	$75,315	$232,054	$186,459
Partnership Interest in Holdings, Holdings II and Management LLC
Payments to the employees for partnership interest awards are made by Holdings, Holdings II and Management LLC. As a result, the Company records a non-cash profits interest compensation charge and an offsetting deemed contribution to equity (deficit) to reflect the payments made by the GCMH Equityholders. As the payments are made by Holdings, Holdings II and Management LLC, the expense that is pushed down to GCMH and the offsetting deemed contribution are each attributed solely to noncontrolling interest in GCMH. Any liability related to the awards is recognized at Holdings, Holdings II or Management LLC as Holdings, Holdings II or Management LLC is the party responsible for satisfying the obligation, and is not shown in the Company’s Condensed Consolidated Financial Statements. The Company has recorded deemed contributions to equity (deficit) from Holdings, Holdings II and Management LLC of approximately $6.0 million and $21.6 million for the three months ended September 30, 2021 and 2020, respectively, and $21.0 million and $38.4 million for the nine months ended September 30, 2021 and 2020, respectively, for partnership interest-based compensation expense which will ultimately be paid by Holdings, Holdings II or Management LLC.
The Company has modified awards to certain individuals upon their voluntary retirement or intention to retire as employees. These awards generally include a stated target amount that, upon payment, terminates the recipient’s rights to future distributions and allows for a lump sum buy-out of the awards, at the discretion of the managing member of Holdings, Holdings II, and Management LLC. The awards are accounted for as partnership interest-based compensation at the fair value of these expected future payments, in the period the employees accepted the offer. Partnership interest-based compensation expense related to award modifications of $1.6 million and $15.6 million was recognized for the three months ended September 30, 2021 and 2020, respectively, and $4.7 million and $22.3 million was recognized for the nine months ended September 30, 2021 and 2020, respectively.
The liability associated with awards that contain a stated target has been retained by Holdings as of September 30, 2021 and December 31, 2020 and is re-measured at each reporting date, with any corresponding changes in liability being reflected as employee compensation and benefits expense of the Company. Certain recipients had unvested stated target payments of $7.8 million and $3.1 million as of September 30, 2021 and 2020, respectively, which has not been reflected as employee compensation and benefits expense by the Company. The Company recognized partnership interest-based compensation expense of $4.5 million and $6.0 million for the three months ended September 30, 2021 and 2020, respectively, and $16.3 million and $16.1 million for the nine months ended September 30, 2021 and 2020, respectively, related to profits interest awards that are in substance profit-sharing arrangements.
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
In addition to the March 2021 grant, an additional 0.3 million RSUs with an aggregate grant date fair value of $3.6 million were granted to certain employees during the nine months ended September 30, 2021.
A summary of non-vested RSU activity for the nine months ended September 30, 2021 is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of December 31, 2020	—	$—
Granted	5,100,407	12.88
Vested	(2,052,182)	12.92
Forfeited	(8,001)	13.04
Balance as of September 30, 2021	3,040,224	$12.86
The total fair value of RSUs that vested during the nine months ended September 30, 2021 was $26.5 million. For the three and nine months ended September 30, 2021, $5.9 million and $38.5 million of compensation expense related to the RSUs was recorded within employee compensation and benefits in the Condensed Consolidated Statements of Income, respectively. As of September 30, 2021, total unrecognized compensation expense related to unvested RSUs was $27.6 million and is expected to be recognized over the remaining weighted average period of 1.6 years.
The total tax benefit recognized related to the delivered RSUs for the nine months ended September 30, 2021 was $1.3 million.
13. Debt
The table below summarizes the outstanding debt balance as of September 30, 2021 and December 31, 2020.

	As of
	September 30, 2021	December 31, 2020
Senior loan	$398,000	$340,259
Less debt issuance costs	(6,766)	(5,104)
Total debt	$391,234	$335,155

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

Maturities of debt for the next five years and thereafter are as follows:

Year Ending December 31,
Remainder of 2021	$1,000
2022	4,000
2023	4,000
2024	4,000
2025	4,000
Thereafter	381,000
Total	$398,000
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
Concurrently with the effectiveness of the Amended Credit Agreement, the Company made a voluntary prepayment on the Senior Loan in an aggregate principal amount of $50.3 million. As a result of the prepayment in February 2021, the Company recorded an expense of $0.7 million related to the acceleration of deferred debt issuance costs, which is recorded within other income (expense) in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2021. The Company capitalized $0.9 million of issuances costs related to payments to lenders in connection with the amendment and extension of its Senior Loan, which is recorded within debt in the Condensed Consolidated Statements of Financial Condition, and expensed $2.6 million of third-party costs related to the amendment which is recorded within general, administrative and other in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2021.
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
In addition to the scheduled principal repayments, the Company is required to offer to make prepayments of Consolidated Excess Cash Flow (“Cash Flow Payments”) no later than five days following the date the quarterly financial statements are due if the leverage ratio exceeds 2.50x. The Cash Flow Payments were calculated as defined in the Senior Loan agreement based on a percentage of calculated excess cash. During the three and nine months ended September 30, 2021, the Company did not make any Cash Flow Payments.
As of September 30, 2021 and December 31, 2020, $398.0 million of Incremental 2028 Term Loans and $340.3 million of 2025 Term Loans were outstanding. The weighted average interest rates were 3.25% and 3.98% for the nine months ended September 30, 2021 and 2020, respectively.
Under the credit and guaranty agreement governing the terms of the Senior Loan, the Company must maintain certain leverage and interest coverage ratios. The credit and guaranty agreement also contains other covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur debt and restrict the Company and its subsidiaries ability to merge or consolidate, or sell or convey all or substantially all of the Company’s assets. As of September 30, 2021 and December 31, 2020, the Company was in compliance with all covenants.

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
Credit Facility
Concurrent with the issuance of the Senior Loan, the Company entered into a $50.0 million revolving credit facility (“Credit Facility”). The Credit Facility matures on February 24, 2026 and carries an unused commitment fee that is paid quarterly. There were no outstanding borrowings related to the Credit Facility as of each of September 30, 2021 and December 31, 2020.
Other
Certain subsidiaries of the Company agree to jointly and severally guarantee, as primary obligor and not merely as surety guarantee the obligations of their parent entity, GCMH.
Amortization of deferred costs was $0.2 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively, and $0.7 million and $1.0 million for the nine months ended September 30, 2021 and 2020, respectively. These amounts are recorded within interest expense in the Condensed Consolidated Statements of Income.
The carrying value of the Senior Loan, excluding the unamortized debt issuance costs presented as a reduction to the principal balance, approximated the fair value as of September 30, 2021 and December 31, 2020. As the Senior Loan was not accounted for at fair value, it was not included in the Company’s fair value hierarchy in Note 7, however had it been included, it would have been classified in Level 2.
14. Interest Rate Derivatives
The Company has entered into various derivative agreements with financial institutions to hedge interest rate risk related to its outstanding debt. The Company had the following interest rate derivatives recorded as an asset within other assets and as a liability within accrued expenses and other liabilities, respectively, in the Condensed Consolidated Statements of Financial Condition as of September 30, 2021 and December 31, 2020:

			As of September 30, 2021
Derivative	Notional Amount	Fair Value as of September 30, 2021	Fixed Rate Paid	Floating Rate Received	Effective Date(2)	Maturity Date
Interest rate swap	$232,000	$92	1.33%	1 month LIBOR (1)	March 2021	February 2028
Interest rate swap	68,000	(218)	1.39%	1 month LIBOR (1)	July 2021	February 2028
		$(126)
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
A rollforward of the amounts in accumulated other comprehensive income (loss) (“AOCI”) related to interest rate derivatives designated as cash flow hedges as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Derivative loss at beginning of period, gross	$(9,819)	$(13,566)	$(11,163)	$(6,933)
Cumulative-effect adjustment from adoption of ASU 2017-12	—	—	—	650
Amount recognized in other comprehensive income (loss)	(13)	(226)	(1,633)	(9,069)
Amount reclassified from accumulated other comprehensive loss to interest expense	2,018	1,329	4,982	2,889
Derivative loss at end of period	(7,814)	(12,463)	(7,814)	(12,463)
Less: Loss attributable to noncontrolling interests in GCMH	(6,171)	—	(6,171)	—
Derivative loss at end of period, net	$(1,643)	$(12,463)	$(1,643)	$(12,463)
The amount of gain (loss) related to interest rate contracts not designated as hedging instruments was recognized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Other income (expense)	$—	$378	$1,934	$(9,673)
On February 24, 2021, the Company terminated all outstanding derivative instruments. The amount previously recorded as a hedge in AOCI remains in AOCI and is recorded in interest expense within the Condensed Consolidated Statements of Income over the original life of the swap.
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
Effective on July 1, 2021, the Company entered into a swap agreement (“2028 Incremental Swap Agreement”) to hedge interest rate risk related to payments made for the increase in aggregate principal amount of the Incremental 2028 Term Loans

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
that has a notional amount of $68.0 million. The 2028 Incremental Swap Agreement and Incremental 2028 Term Loans have a 0.50% LIBOR floor. The swap was determined to be an effective cash flow hedge at inception based on a comparison of critical terms.
The fair values of the interest rate swaps and interest rate collar are based on observable market inputs and represent the net amount required to terminate the positions, taking into consideration market rates and non-performance risk. Refer to Note 7 for further details.
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
The Company had $82.8 million and $81.8 million of unfunded investment commitments as of September 30, 2021 and December 31, 2020, respectively, representing general partner capital funding commitments to several of the GCM Funds. As of December 31, 2020, $32.1 million received in the Mosaic Transaction was available to fund such commitments. Refer to Note 4 for a discussion of the Company’s exercise of the amended Mosaic Call Right on July 2, 2021.
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

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

The Company incurs certain costs, primarily related to accounting, client reporting, investment-decision making and treasury-related expenditures, for which it receives reimbursement from the GCM Funds in connection with its performance obligations to provide investment management services. Due from related parties in the Condensed Consolidated Statements of Financial Condition includes net receivables of approximately $9.4 million and $11.2 million as of September 30, 2021 and December 31, 2020, respectively, paid on behalf of affiliated entities that are reimbursable to the Company.
Our executive officers, senior professionals, and certain current and former employees and their families invest on a discretionary basis in GCM Funds, and such investments are generally not subject to management fees and performance fees. As of September 30, 2021 and December 31, 2020, such investments and future commitments were $489.8 million and $426.7 million in aggregate, respectively.
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
From time to time, certain of the Company’s executive officers utilize a private business aircraft, including an aircraft wholly owned or controlled by members of Holdings. Additionally, the Company arranges for the use of the private business aircraft through a number of charter services, including entities predominantly or wholly owned or controlled by members of Holdings. The Company paid, net of reimbursements, approximately $0.2 million and $0.0 million for the three months ended September 30, 2021 and 2020, respectively, and $0.8 million and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively, to utilize aircraft and charter services wholly owned or controlled by members of Holdings, which is recorded within general, administrative and other in the Condensed Consolidated Statements of Income.
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
The Company’s effective tax rate was 10% and 5% for the three months ended September 30, 2021 and 2020, respectively, and 6% and 49% for the nine months ended September 30, 2021 and 2020, respectively. These rates were different than the statutory rate primarily due to the portion of income allocated to the noncontrolling entities, valuation allowance recorded against deferred tax assets and discrete tax adjustments recorded in the periods.
As of September 30, 2021, the Company had no unrecognized tax positions and believes there will be no changes to uncertain tax positions within the next 12 months.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
18. Earnings Per Share
The Company analyzed the calculation of earnings (loss) per share for periods prior to the Transaction as described in Note 3, and determined that it resulted in values that would not be meaningful to the users of the consolidated financial statements. Therefore, earnings (loss) per share information has not been presented for periods prior to the Transaction on November 17, 2020.
The following is a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Numerator for earnings per share calculation:
Net income attributable to GCM Grosvenor Inc., basic	$4,056	$7,259
Exercise of private warrants	—	(303)
Exchange of Partnership units	2,221	(1,754)
Assumed vesting of RSUs	—	2
Net income attributable to common stockholders, diluted	6,277	5,204

Denominator for earnings per share calculation:
Weighted-average shares, basic	44,387,598	43,673,347
Exercise of private warrants - incremental shares under the treasury stock method	—	120,083
Exchange of Partnership units	144,235,246	144,235,246
Assumed vesting of RSUs - incremental shares under the treasury stock method	254,233	107,522
Weighted-average shares, diluted	188,877,077	188,136,198

Basic EPS
Net income attributable to common stockholders, basic	$4,056	$7,259
Weighted-average shares, basic	44,387,598	43,673,347
Net income per share attributable to common stockholders, basic	$0.09	$0.17

Diluted EPS
Net income attributable to common stockholders, diluted	$6,277	$5,204
Weighted-average shares, diluted	188,877,077	188,136,198
Net income per share attributable to common stockholders, diluted	$0.03	$0.03
Shares of the Company’s Class C common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, a separate presentation of basic and diluted earnings per share of Class C common stock under the two-class method has not been presented.
The following outstanding potentially dilutive securities as of September 30, 2021 were excluded from the calculations of diluted earnings per share attributable to common stockholders because their impact would have been antidilutive for the periods presented:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Public warrants	20,036,269	20,036,269
Private warrants	900,000	—

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
19. Subsequent Events
Pursuant to the stock repurchase plan described in Note 8, from October 1, 2021 through November 12, 2021, the Company repurchased an additional 112,059 public warrants for $0.2 million, or an average of $1.90 per warrant.
On November 8, 2021, the Company declared a quarterly dividend of $0.10 per share of Class A common stock to record holders as of the close of business on December 1, 2021. The payment date will be December 15, 2021.

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
As of September 30, 2021, we believe we have adequate liquidity with approximately $120.0 million in available cash and $48.2 million of available borrowing capacity under our Revolving Credit Facility (defined below). For more information on our Credit Facilities, see “—Liquidity and Capital Resources—Indebtedness”.
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
We provided investment management/advisory services on assets of $70.5 billion and $61.9 billion as of September 30, 2021 and December 31, 2020, respectively.
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
Assets under management that are subject to carried interest, excluding investments of the firm and our professionals from which we generally do not earn incentive fees, were approximately $33.0 billion as of September 30, 2021.
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
Assets under management that are subject to performance fees, excluding investments of the firm and our professionals from which we generally do not earn incentive fees, were approximately $14.3 billion as of September 30, 2021.
Other Operating Income
Other operating income primarily consists of administrative fees from certain private investment vehicles where we perform a full suite of administrative functions but do not manage or advise and have no discretion over the capital.

Expenses
Employee Compensation and Benefits
Employee compensation and benefits primarily consists of (1) cash-based employee compensation and benefits (2) equity-based compensation, (3) partnership interest-based compensation, (4) carried interest compensation, (5) cash-based incentive fee related compensation and (6) other non-cash compensation. Bonus and incentive fee related compensation is generally determined by our management and is discretionary taking into consideration, among other things, our financial results and the employee’s performance. In addition, various individuals, including certain senior professionals have been awarded partnership interests and RSUs. These partnership interests grant the recipient the right to certain cash distributions from GCMH Equityholders’ profits to the extent such distributions are authorized, resulting in non-cash profits interest compensation expense. Certain employees and former employees are also entitled to a portion of the carried interest and performance fees realized from certain GCM Funds, which is payable upon a realization of the carried interest or performance fees. The Company recognizes non-cash compensation expense attributable to the RSUs on a straight-line basis over the requisite service period, which is generally the vesting period.
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

Results of Operations
The following is a discussion of our consolidated results of operations for the three and nine months ended September 30, 2021 and 2020. This information is derived from our accompanying Condensed Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, unaudited)
Revenues
Management fees	$87,796	$78,269	$256,015	$231,106
Incentive fees	29,178	21,774	79,619	38,048
Other operating income	1,101	1,703	5,363	5,339
Total operating revenues	118,075	101,746	340,997	274,493
Expenses
Employee compensation and benefits	72,867	75,315	232,054	186,459
General, administrative and other	20,131	17,263	66,314	58,101
Total operating expenses	92,998	92,578	298,368	244,560
Operating income	25,077	9,168	42,629	29,933
Investment income	13,732	7,902	40,239	1,700
Interest expense	(5,432)	(5,807)	(14,486)	(17,515)
Other income (expense)	1,329	446	2,385	(10,637)
Change in fair value of warrant liabilities	(9,550)	—	(2,231)	—
Net other income (expense)	79	2,541	25,907	(26,452)
Income before income taxes	25,156	11,709	68,536	3,481
Provision for income taxes	2,450	541	3,991	1,710
Net income	22,706	11,168	64,545	1,771
Less: Net income attributable to redeemable noncontrolling interest	—	3,322	19,827	5,600
Less: Net income attributable to noncontrolling interests in subsidiaries	10,142	6,520	30,439	3,873
Less: Net income (loss) attributable to noncontrolling interests in GCMH	8,508	1,326	7,020	(7,702)
Net income attributable to GCM Grosvenor Inc.	$4,056	$—	$7,259	$—
Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, unaudited)
Private markets strategies	$43,643	$38,588	$126,376	$111,600
Absolute return strategies	41,878	37,517	122,450	113,541
Fund expense reimbursement revenue	2,275	2,164	7,189	5,965
Total management fees	87,796	78,269	256,015	231,106
Incentive fees	29,178	21,774	79,619	38,048
Administrative fees	799	1,479	4,243	4,777
Other	302	224	1,120	562
Total other operating income	1,101	1,703	5,363	5,339
Total operating revenues	$118,075	$101,746	$340,997	$274,493

Three Months Ended September 30, 2021 and September 30, 2020
Management fees increased $9.5 million, or 12%, to $87.8 million, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Private market strategies fees increased $5.1 million primarily due to a $3.4 million increase in fees related to private market strategies specialized funds, which was driven by a $0.7 million increase in net catch-up management fees and a $1.7 million increase in fees related to private market strategies customized separate accounts. Additionally, there was a $4.4 million increase in absolute return strategies fees, primarily due to increases in FPAUM from investment gains.
Incentive fees consisted of carried interest of $28.9 million and $20.9 million and performance fees of $0.3 million and $0.9 million for the three months ended September 30, 2021 and 2020, respectively. Incentive fees increased $7.4 million, or 34%, to $29.2 million, for the three months ended September 30, 2021 compared to three months ended September 30, 2020, due to an $8.0 million increase in carried interest, partially offset by a $0.6 million decrease in performance fees. The increase in carried interest is primarily due to several large funds realizing distributions during the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, which had lower distributions.
Nine Months Ended September 30, 2021 and September 30, 2020

Management fees increased $24.9 million, or 11%, to $256.0 million, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. Private market strategies fees increased $14.8 million, primarily due to a $8.7 million increase in fees related to private market strategies specialized funds, driven partially by a $4.6 million increase in net catch-up management fees, and a $6.2 million increase in fees related to private market strategies customized separate accounts. Additionally, there was a $8.9 million increase in absolute return strategies fees, primarily due to increases in FPAUM from investment gains, as well as a $1.2 million increase in fund expense reimbursement revenue.
Incentive fees consisted of carried interest of $70.3 million and $36.4 million and performance fees of $9.3 million and $1.6 million for the nine months ended September 30, 2021 and 2020, respectively. Incentive fees increased $41.6 million, or 109%, to $79.6 million, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, due to a $33.9 million increase in carried interest and a $7.7 million increase in performance fees. The increase in carried interest is primarily due to several large funds realizing distributions during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, which had lower distributions. The increase in performance fees is primarily due to funds with March 31 and June 30 fiscal year ends for which fees crystallized during the nine months ended September 30, 2021.
Expenses
Employee Compensation and Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, unaudited)
Cash-based employee compensation and benefits	$39,792	$40,133	$122,629	$122,775
Equity-based compensation	5,878	—	38,518	—
Partnership interest-based compensation	6,029	21,605	20,958	38,381
Carried interest compensation	16,708	12,442	41,164	21,943
Cash-based incentive fee related compensation	3,380	—	6,081	—
Other non-cash compensation	1,080	1,135	2,704	3,360
Total employee compensation and benefits	$72,867	$75,315	$232,054	$186,459

Three Months Ended September 30, 2021 and September 30, 2020
Employee compensation and benefits decreased $2.4 million, or 3%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Cash-based employee compensation and benefits of $39.8 million for the three months ended September 30, 2021 was largely consistent with the three months ended September 30, 2020. Equity-based compensation increased to $5.9 million for the three months ended September 30, 2021 due to expense amortization on RSUs pursuant to the 2020 Incentive Award Plan. Partnership interest-based compensation decreased $15.6 million, or 72%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to amendments to partnership interest-based awards occurring during the three months ended September 30, 2020. Carried interest compensation increased $4.3 million and cash-based incentive fee related compensation increased $3.4 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to higher realized carried interest during the three months ended September 30, 2021.
Nine Months Ended September 30, 2021 and September 30, 2020
Employee compensation and benefits increased $45.6 million, or 24%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Cash-based employee compensation and benefits of $122.6 million for the nine months ended September 30, 2021 was largely consistent with the nine months ended September 30, 2020. Equity-based compensation increased to $38.5 million for the nine months ended September 30, 2021 due to expense amortization on RSUs pursuant to the 2020 Incentive Award Plan, including expense on awards that vested immediately upon issuance on March 1, 2021. Partnership interest-based compensation decreased $17.4 million, or 45%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to amendments to partnership interest-based awards occurring during the nine months ended September 30, 2020. Carried interest compensation increased $19.2 million and cash-based incentive fee related compensation increased $6.1 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to higher realized carried interest and higher performance fees during the nine months ended September 30, 2021.
General, Administrative and Other
Three and Nine Months Ended September 30, 2021 and September 30, 2020
General, administrative and other increased $2.9 million, or 17%, to $20.1 million, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily driven by costs to operate as a public company and higher professional fees.
General, administrative and other increased $8.2 million, or 14%, to $66.3 million, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to an increase in professional fees, including fees related to the amendment of our senior secured term loan facility (the “Term Loan Facility”) in the first quarter, and costs to operate as a public company.
Net Other Income (Expense)
Three Months Ended September 30, 2021 and September 30, 2020
Investment income was $13.7 million for the three months ended September 30, 2021 compared to investment income of $7.9 million for the three months ended September 30, 2020, primarily due to the change in value of private and public market investments.
Interest expense decreased $0.4 million, or 6%, to $(5.4) million, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to a lower average principal amount outstanding at a lower effective interest rate during the three months ended September 30, 2021.
Other income (expense) was $1.3 million for the three months ended September 30, 2021 compared to other income (expense) of $0.4 million for the three months ended September 30, 2020. The change was primarily due to the disgorgement of $1.3 million in statutory short-swing “profits” from a public stockholder of our Class A common stock in the three months ended September 30, 2021.
Change in fair value of warrant liabilities of $(9.6) million for the three months ended September 30, 2021 was due to an increase in the fair value of the warrants from June 30, 2021 to September 30, 2021.
Nine Months Ended September 30, 2021 and September 30, 2020
Investment income was $40.2 million for the nine months ended September 30, 2021 compared to investment income of $1.7 million for the nine months ended September 30, 2020, primarily due to the change in value of private and public market investments.

Interest expense decreased $3.0 million, or 17%, to $(14.5) million, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to a lower average principal amount outstanding at a lower effective interest rate during the nine months ended September 30, 2021.
Other income (expense) was $2.4 million for the nine months ended September 30, 2021 compared to other income (expense) of $(10.6) million for the nine months ended September 30, 2020. The change is primarily due to the change in unrealized loss related to interest rate derivatives due to decreases in market interest rates and the subsequent termination of interest rate derivatives during the first quarter of 2021, as well as the disgorgement of $1.3 million in statutory short-swing “profits” discussed above.
Change in fair value of warrant liabilities of $(2.2) million for the nine months ended September 30, 2021 was due to an increase in the fair value of the warrants from December 31, 2020 to September 30, 2021.
Provision for Income Taxes
Three and Nine Months Ended September 30, 2021 and September 30, 2020
Provision for income taxes primarily reflect U.S. federal and state income taxes on our share of taxable income generated by the Company, as well as local and foreign income taxes of certain of the Company’s subsidiaries. Prior to the Transaction, provision for income taxes consisted of local income taxes and foreign income taxes for subsidiaries that have operations outside of the United States, as GCMH is treated as a flow-through entity and is not subject to federal income taxes.
The Company’s effective tax rate was 10% and 5% for the three months ended September 30, 2021 and 2020, respectively, and 6% and 49% for the nine months ended September 30, 2021 and 2020, respectively. Our overall effective tax rate for the three and nine months ended September 30, 2021 is less than the statutory rate primarily because a portion of income is allocated to noncontrolling interests, and the tax liability on such income is borne by the holders of such noncontrolling interests.
Fee-Paying AUM
FPAUM is a metric we use to measure the assets from which we earn management fees. Our FPAUM comprises the assets in our customized separate accounts and specialized funds from which we derive management fees. We classify customized separate account revenue as management fees if the client is charged an asset-based fee, which includes the vast majority of our discretionary AUM accounts. Our FPAUM for private market strategies typically represents committed, invested or scheduled capital during the investment period and invested capital following the expiration or termination of the investment period. Substantially all of our private markets strategies funds earn fees based on commitments or net invested capital, which are not affected by market appreciation or depreciation. Our FPAUM for our absolute return strategy is based on NAV, which includes impacts of any market appreciation or depreciation.
Our calculations of FPAUM may differ from the calculations of other asset managers, and as a result, this measure may not be comparable to similar measures presented by other asset managers. Our definition of FPAUM is not based on any definition that is set forth in the agreements governing the customized separate accounts or specialized funds that we manage.

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
(in millions, unaudited)	Private Markets Strategies	Absolute Return Strategies	Total	Private Markets Strategies	Absolute Return Strategies	Total
Fee-paying AUM
Balance, beginning of period	$30,112	$24,888	$55,000	$27,839	$24,130	$51,969
Contributions	1,447	476	1,923	4,704	1,705	6,409
Withdrawals	(6)	(391)	(397)	(6)	(1,589)	(1,595)
Distributions	(515)	(110)	(625)	(2,162)	(217)	(2,379)
Change in market value	77	673	750	350	1,535	1,885
Foreign exchange and other	(2)	(31)	(33)	388	(59)	329
Balance, end of period	$31,113	$25,505	$56,618	$31,113	$25,505	$56,618

Contracted, not yet fee-paying AUM represents limited partner commitments during the initial commitment or investment period where fees are not yet being charged, but are expected to be charged in the future based on invested capital (capital committed to underlying investments) or on a ratable ramp-in of total commitments.

	As of
(in millions)	September 30, 2021 (unaudited)	December 31, 2020
Contracted, not yet Fee-Paying AUM at period end	$7,921	$7,057
AUM at period end	$70,485	$61,943
Three Months Ended September 30, 2021
FPAUM increased $1.6 billion, or 3%, to $56.6 billion during the three months ended September 30, 2021, due to $1.9 billion of contributions and an $0.8 billion increase in market value, partially offset by $0.6 billion and $0.4 billion of distributions and withdrawals, respectively.
•Private markets strategies FPAUM increased $1.0 billion, or 3%, to $31.1 billion during the three months ended September 30, 2021, primarily due to $1.4 billion of contributions, partially offset by $0.5 billion of distributions.
•Absolute return strategies FPAUM increased $0.6 billion, or 2%, to $25.5 billion during the three months ended September 30, 2021, primarily due to $0.7 billion of increase in market value and $0.5 billion of contributions, partially offset by $0.4 billion and $0.1 billion of withdrawals and distributions, respectively.
Contracted, not yet fee-paying AUM increased $0.9 billion, or 13%, to $7.9 billion during the three months ended September 30, 2021 due to the closing of new commitments during the period, net of reductions for contracted, not yet fee-paying AUM that became fee-paying AUM during the period.
AUM increased $3.6 billion, or 5%, to $70.5 billion during the three months ended September 30, 2021, primarily driven by changes in FPAUM and contracted, not yet Fee-Paying AUM, as well as mark to market changes that did not impact FPAUM.
Nine Months Ended September 30, 2021
FPAUM increased $4.6 billion, or 9%, to $56.6 billion during the nine months ended September 30, 2021, due to $6.4 billion of contributions and $1.9 billion of increase in market value, partially offset by $2.4 billion and $1.6 billion of distributions and withdrawals, respectively.
•Private markets strategies FPAUM increased $3.3 billion, or 12%, to $31.1 billion during the nine months ended September 30, 2021, primarily due to $4.7 billion of contributions, $0.4 billion of increase in market value and $0.4 billion of foreign exchange and other movements, partially offset by $2.2 billion of distributions.
•Absolute return strategies FPAUM increased $1.4 billion, or 6%, to $25.5 billion during the nine months ended September 30, 2021, primarily due to $1.7 billion of contributions and $1.5 billion of change in market value, partially offset by $1.6 billion and $0.2 billion of withdrawals and distributions, respectively.
Contracted, not yet fee-paying AUM increased $0.9 billion, or 12%, to $7.9 billion during the nine months ended September 30, 2021 due to the closing of new commitments during the period, net of reductions for contracted, not yet fee-paying AUM that became fee-paying AUM during the period.
AUM increased $8.5 billion, or 14%, to $70.5 billion during the nine months ended September 30, 2021, primarily driven by changes in FPAUM and contracted, not yet Fee-Paying AUM, as well as mark to market changes that did not impact FPAUM.
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
Summary of Non-GAAP Financial Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, unaudited)
Revenues
Private markets strategies	$43,643	$38,588	$126,376	$111,600
Absolute return strategies	41,878	37,517	122,450	113,541
Management fees, net (1)	85,521	76,105	248,826	225,141
Administrative fees and other operating income	1,101	1,703	5,363	5,339
Fee-Related Revenue	86,622	77,808	254,189	230,480
Less:
Cash-based employee compensation and benefits, net (2)	(39,200)	(39,373)	(120,647)	(119,727)
General, administrative and other, net (1,3)	(16,452)	(12,811)	(49,923)	(42,460)
Fee-Related Earnings	30,970	25,624	83,619	68,293
Incentive fees:
Performance fees	316	884	9,320	1,621
Carried interest	28,862	20,890	70,299	36,427
Incentive fee related compensation and NCI:
Cash-based incentive fee related compensation	(3,380)	—	(6,081)	—
Carried interest compensation, net (4)	(17,022)	(12,155)	(42,492)	(21,175)
Carried interest attributable to noncontrolling interest	(3,187)	(2,219)	(18,178)	(8,325)
Realized investment income, net of amount attributable to noncontrolling interests in subsidiaries (5)	629	—	629	—
Interest income	4	19	15	367
Other expense	21	50	85	183
Depreciation	408	540	1,288	1,772
Adjusted EBITDA	37,621	33,633	98,504	79,163
Depreciation	(408)	(540)	(1,288)	(1,772)
Interest expense	(5,432)	(5,807)	(14,486)	(17,515)
Adjusted Pre-Tax Income	31,781	27,286	82,730	59,876
Adjusted income taxes (6)	(7,945)	(6,822)	(20,682)	(14,970)
Adjusted Net Income	$23,836	$20,464	$62,048	$44,906

____________
(1) Excludes fund reimbursement revenue of $2.3 million and $2.2 million for the three months ended September 30, 2021 and 2020, respectively, and $7.2 million and $6.0 million for the nine months ended September 30, 2021 and 2020, respectively.
(2) Excludes severance expense of $0.6 million and $0.8 million for the three months ended September 30, 2021 and 2020, respectively, and $2.0 million and $3.0 million for the nine months ended September 30, 2021 and 2020, respectively.
(3) Excludes amortization of intangibles of $0.6 million and $1.9 million for the three months ended September 30, 2021 and 2020, respectively, and $1.7 million and $5.6 million for the nine months ended September 30, 2021 and 2020, respectively. Also excludes corporate transaction related costs of $0.7 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively, and $7.2 million and $3.8 million for the nine months ended September 30, 2021 and 2020, respectively, and non-core expenses of $0.1 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively, and $0.2 million and $0.3 million for the nine months ended September 30, 2021 and 2020, respectively.
(4) Excludes the impact of non-cash carried interest expense of $0.3 million and $(0.3) million for the three months ended September 30, 2021 and 2020, respectively, and $1.3 million and $(0.8) million for the nine months ended September 30, 2021 and 2020, respectively.

(5) Investment income or loss is generally realized when the Company redeems all or a portion of its investment or when the Company receives or is due cash, such as a from dividends or distributions. Amounts were de minimus for periods prior to the Mosaic repurchase on July 2, 2021.
(6) Represents corporate income taxes at a blended statutory rate of 25.0% applied to Adjusted Pre-Tax Income for all periods presented. The 25.0% is based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 4.0%. As we were not subject to U.S. federal and state income taxes prior to the Transaction, the blended statutory rate of 25.0% has been applied to all periods presented for comparability purposes.
Net Incentive Fees Attributable to GCM Grosvenor
Net incentive fees are used to highlight fees earned from incentive fees that are attributable to GCM Grosvenor. Net incentive fees represent incentive fees excluding (a) incentive fees contractually owed to others and (b) cash-based incentive fee related compensation.
The following tables show reconciliations of incentive fees to net incentive fees attributable to GCM Grosvenor for the three and nine months ended September 30, 2021 and 2020, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, unaudited)
Incentive fees:
Performance fees	$316	$884	$9,320	$1,621
Carried interest	28,862	20,890	70,299	36,427
Less incentive fees contractually owed to others:
Cash carried interest compensation	(16,708)	(12,442)	(41,164)	(21,943)
Non-cash carried interest compensation	(314)	287	(1,328)	768
Carried interest attributable to redeemable noncontrolling interest holder	—	369	(8,059)	(3,300)
Carried interest attributable to other noncontrolling interest holders, net	(3,187)	(2,588)	(10,119)	(5,025)
Net incentive fees attributable to GCM Grosvenor, prior to incentive fee compensation	8,969	7,400	18,949	8,548
Less: Cash-based incentive fee related compensation	(3,380)	—	(6,081)	—
Net Incentive Fees Attributable to GCM Grosvenor	$5,589	$7,400	$12,868	$8,548
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
The following tables show reconciliations of net income attributable to GCM Grosvenor Inc. and Adjusted Pre-Tax Income, Adjusted Net Income and Adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, unaudited)
Adjusted Pre-Tax Income & Adjusted Net Income
Net income attributable to GCM Grosvenor Inc.	$4,056	$—	$7,259	$—
Plus:
Net income (loss) attributable to noncontrolling interests in GCMH	8,508	1,326	7,020	(7,702)
Provision for income taxes	2,450	541	3,991	1,710
Change in fair value of derivatives	—	(378)	(1,934)	9,673
Change in fair value of warrants	9,550	—	2,231	—
Amortization expense	583	1,876	1,749	5,628
Severance	592	760	1,982	3,048
Transaction expenses (1)	744	274	7,227	3,774
Loss on extinguishment of debt	—	—	675	1,514
Changes in TRA liability and other (2)	(1,097)	366	(815)	370
Partnership interest-based compensation	6,029	21,605	20,958	38,381
Equity-based compensation	5,878	—	38,518	—
Other non-cash compensation	1,080	1,135	2,704	3,360
Less:
Unrealized investment income, net of noncontrolling interests	(6,278)	(506)	(7,507)	(648)
Non-cash carried interest compensation	(314)	287	(1,328)	768
Adjusted Pre-Tax Income	31,781	27,286	82,730	59,876
Less:
Adjusted income taxes (3)	(7,945)	(6,822)	(20,682)	(14,970)
Adjusted Net Income	$23,836	$20,464	$62,048	$44,906

Adjusted EBITDA
Adjusted Net Income	$23,836	$20,464	$62,048	$44,906
Plus:
Adjusted income taxes (3)	7,945	6,822	20,682	14,970
Depreciation expense	408	540	1,288	1,772
Interest expense	5,432	5,807	14,486	17,515
Adjusted EBITDA	$37,621	$33,633	$98,504	$79,163
____________

(1)    Represents 2020 expenses related to the Mosaic transaction and the Transaction and 2021 expenses related to a debt offering, other contemplated corporate transactions, and other public company readiness expenses.
(2) For the three and nine months ended September 30, 2021, includes $1.3 million that was recognized as other income related to the disgorgement of statutory short-swing “profits” from a holder of our Class A common stock.
(3)    Represents corporate income taxes at a blended statutory rate of 25.0% applied to adjusted pre-tax income for all periods presented. The 25.0% is based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 4.0%. As we were not subject to U.S. federal and state income taxes prior to the Transaction, the blended statutory rate of 25.0% has been applied to all periods presented for comparability purposes.
Adjusted Net Income Per Share
The following table shows a reconciliation of diluted weighted-average shares of Class A common stock outstanding to adjusted shares outstanding used in the computation of adjusted net income per share for the three and nine months ended September 30, 2021 and 2020, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
$000, except per share amounts	2021	2020 (1)	2021	2020 (1)
	(in thousands, except share and per share amounts; unaudited)
Adjusted Net Income Per Share
Adjusted Net Income	$23,836	$20,464	$62,048	$44,906

Weighted-average shares of Class A common stock outstanding - basic	44,387,598	39,984,515	43,673,347	39,984,515
Exercise of private warrants - incremental shares under the treasury stock method	—	—	120,083	—
Exchange of partnership units	144,235,246	144,235,246	144,235,246	144,235,246
Assumed vesting of RSUs - incremental shares under the treasury stock method	254,233	—	107,522	—
Weighted-average shares of Class A common stock outstanding - diluted	188,877,077	184,219,761	188,136,198	184,219,761
Effective dilutive warrants, if antidilutive for GAAP	—	897,151	921,862	897,151
Adjusted shares - diluted	188,877,077	185,116,912	189,058,060	185,116,912

Adjusted Net Income Per Share - Diluted	$0.13	$0.11	$0.33	$0.24
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, unaudited)
Adjusted EBITDA	$37,621	$33,633	$98,504	$79,163
Less:
Incentive fees	(29,178)	(21,774)	(79,619)	(38,048)
Depreciation expense	(408)	(540)	(1,288)	(1,772)
Other non-operating expense	(25)	(69)	(100)	(550)
Realized investment income, net of amount attributable to noncontrolling interests in subsidiaries (1)	(629)	—	(629)	—
Plus:
Incentive fee-related compensation	20,402	12,155	48,573	21,175
Carried interest attributable to redeemable noncontrolling interest holder	—	(369)	8,059	3,300
Carried interest attributable to other noncontrolling interest holders, net	3,187	2,588	10,119	5,025
Fee-Related Earnings	$30,970	$25,624	$83,619	$68,293
____________
(1)    Amounts were de minimus for periods prior to the Mosaic repurchase on July 2, 2021.
Liquidity and Capital Resources
We have historically financed our operations and working capital through net cash provided by operating activities and borrowings under our Term Loan Facility and Revolving Credit Facility (each as defined below). As of September 30, 2021, we had $120.0 million of cash and cash equivalents and available borrowing capacity of $48.2 million under our Revolving Credit Facility. Our primary cash needs are to fund working capital requirements, invest in growing our business, make investments in GCM Funds, make scheduled principal payments and interest payments on our outstanding indebtedness and pay tax distributions to members. Additionally, as a result of the Transaction, we will need cash to make payments under the Tax Receivable Agreement. We expect that our cash flow from operations, current cash and cash equivalents and available borrowing capacity under our Revolving Credit Facility will be sufficient to fund our operations and planned capital expenditures and to service our debt obligations for the next twelve months.
We are required to maintain minimum net capital balances for regulatory purposes for our Japan, Hong Kong, United Kingdom and U.S. broker-dealer subsidiaries. These net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of September 30, 2021 we are in compliance with these regulatory requirements.
Cash Flows

	Nine Months Ended September 30,
	2021	2020
	(in thousands, unaudited)
Net cash provided by operating activities	$144,796	$43,131
Net cash used in investing activities	(11,953)	(2,701)
Net cash provided by (used in) financing activities	(209,962)	37,769
Effect of exchange rate changes on cash	(1,046)	121
Net increase (decrease) in cash and cash equivalents	$(78,165)	$78,320

Net Cash Provided by Operating Activities
Net cash provided by operating activities was primarily driven by our net income in the respective periods after adjusting for significant non-cash activities, including depreciation and amortization expense, equity-based compensation, non-cash partnership interest-based compensation, the change in fair value of derivatives and warrants and the change in equity value of our investments, in addition to proceeds received from return on investments, the payment of bonus compensation and receipt of incentive fees.
Net cash provided by operating activities was $144.8 million and $43.1 million for the nine months ended September 30, 2021 and 2020, respectively. These operating cash flows were primarily driven by:
•net income of $64.5 million and $1.8 million for the nine months ended September 30, 2021 and 2020, respectively, adjusted for $32.6 million and $60.2 million of non-cash activities, respectively, as well as changes in working capital; and
•proceeds received from investments of $15.4 million and $3.5 million for the nine months ended September 30, 2021 and 2020, respectively.
Net Cash Used in Investing Activities
Net cash used in investment activities was $(12.0) million and $(2.7) million for the nine months ended September 30, 2021 and 2020, respectively. These investing cash flows were primarily driven by:
•contributions/subscriptions to investments of $(20.8) million and $(16.2) million during the nine months ended September 30, 2021 and 2020, respectively; partially offset by
•withdrawals/redemptions from investments of $7.9 million and $14.7 million during the nine months ended September 30, 2021 and 2020, respectively.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by (used in) financing activities was $(210.0) million and $37.8 million for the nine months ended September 30, 2021 and 2020, respectively. These financing activities were primarily driven by:
•capital contributions received from noncontrolling interest holders of $2.6 million and $176.9 million during the nine months ended September 30, 2021 and 2020, respectively;
•capital distributions paid to partners and member of $(58.0) million and $(42.6) million during the nine months ended September 30, 2021 and 2020, respectively;
•capital distributions paid to noncontrolling interest holders of $(66.1) million and $(22.4) million during the nine months ended September 30, 2021 and 2020, respectively;
•the exercise of the Mosaic call option for $(150.1) million during the nine months ended September 30, 2021;
•proceeds from the Term Loan Facility of $110.0 million during the nine months ended September 30, 2021;
•principal payments on the Term Loan Facility of $(52.3) million and $(91.2) million during the nine months ended September 30, 2021, and 2020, respectively;
•proceeds from the Revolving Credit Facility of $20.0 million during the nine months ended September 30, 2020;
•principal payments on the Revolving Credit Facility of $(3.0) million during the nine months ended September 30, 2020;
•debt issuance costs of $(3.1) million during the nine months ended September 30, 2021;
•proceeds from exercise of warrants of $24.5 million during the nine months ended September 30, 2021;
•the repurchase of warrants of $(0.4) million during the nine months ended September 30, 2021;

•the settlement of equity-based compensation in satisfaction of withholding tax requirements of $(6.9) million during the nine months ended September 30, 2021; and
•dividends paid of $(10.1) million during the nine months ended September 30, 2021.
Indebtedness
On January 2, 2014, GCMH entered into a credit agreement (as amended, amended and restated, supplemented or otherwise modified, the “Credit Agreement”) that provides GCMH with a senior secured term loan facility (the “Term Loan Facility”) and for commitments for a $50.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facilities”). Under the Revolving Credit Facility, $15.0 million is available for letters of credit and $10.0 million is available for swingline loans. As of September 30, 2021, GCMH had borrowings of $398.0 million outstanding under the Term Loan Facility and no outstanding balance under the Revolving Credit Facility.
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
Dividend Policy
We are a holding company with no material assets other than our indirect ownership of equity interests in GCMH and certain deferred tax assets. As such, we do not have any independent means of generating revenue. However, management of GCM Grosvenor expects to cause GCMH to make distributions to its members, including us, in an amount at least sufficient to allow us to pay all applicable taxes, to make payments under the Tax Receivable Agreement, and to pay our corporate and other overhead expenses. On November 8, 2021, we declared a quarterly dividend of $0.10 per share of Class A common stock to record holders as of the close of business on December 1, 2021. The payment date will be December 15, 2021. The payment of cash dividends on shares of our Class A common stock in the future, in this amount or otherwise, will be within the discretion of our Board of Directors at such time.
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
Following the authorization of the stock repurchase plan, through September 30, 2021, we spent $6.9 million to reduce Class A shares to be issued to employees in satisfaction of associated tax obligations in connection with the settlement of RSUs and $0.4 million to repurchase the Company’s outstanding warrants to purchase Class A common stock. As of September 30, 2021, $17.7 million remains available under our stock repurchase plan.
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
Tax Receivable Agreement
Exchanges of Grosvenor common units by limited partners of GCMH will result in increases in the tax basis in our share of the assets of GCMH and its subsidiaries that otherwise would not have been available. These increases in tax basis are expected to increase our depreciation and amortization deductions and create other tax benefits, and therefore may reduce the amount of tax that we would otherwise be required to pay in the future. The Tax Receivable Agreement requires us to pay 85% of the amount of these and certain other tax benefits, if any, that we realize (or are deemed to realize in certain circumstances) to the TRA Parties. As of September 30, 2021, the payable to related parties pursuant to the tax receivable agreement was $60.9 million.
Off-Balance Sheet Arrangements
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our Condensed Consolidated Financial Statements.
Contractual Obligations, Commitments and Contingencies
The following table represents our contractual obligations as of September 30, 2021, aggregated by type:

	Contractual Obligations
	Total	Remainder of 2021	2022-2023	2024-2025	Thereafter
	(in thousands, unaudited)
Operating leases	$25,106	$2,228	$14,819	$5,840	$2,219
Debt obligations(1)	398,000	1,000	8,000	8,000	381,000
Interest on debt obligations(2)	75,145	3,051	23,937	23,483	24,674
Capital commitments to our investments(3)	82,784	82,784	—	—	—
Total	$581,035	$89,063	$46,756	$37,323	$407,893
____________

(1)Represents scheduled debt obligation payments under our Term Loan Facility and Revolving Credit Facility.
(2)Represents interest to be paid on our debt obligations. The interest payments are calculated using the interest rate of 3.0% on our Term Loan Facility in effect as of September 30, 2021.
(3)Represents general partner capital funding commitments to several of the GCM Funds. These amounts are generally due on demand and are therefore presented in the less than one-year category, however, based on historical precedent, are likely to be due over a substantially longer period of time.
During the nine months ended September 30, 2021, we increased borrowings on the Term Loan Facility by $110.0 million and made principal payments on the Term Loan Facility of $52.3 million.
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

Mosaic Transaction
Overview of Mosaic Transaction
In a transaction, effective January 1, 2020, GCMH and its affiliates transferred certain indirect partnership interests related to historical investment funds managed by GCMH and its affiliates to Mosaic Acquisitions 2020, L.P. (“Mosaic”) in a transaction we refer to as the “Mosaic Transaction.” The limited partners of Mosaic are a third-party investor affiliated with the Canada Pension Plan Investment Board (the “third-party investor”), which funded nearly all of the Mosaic Transaction through Mosaic Feeder, L.P. (“Mosaic Feeder”), Holdings and GCMH. GCMH also acted as the general partner of Mosaic. In connection with the closing of the Transaction, Holdings’ interests and liabilities related to Mosaic were transferred to GCMH, and the terms described below reflect such transfer. Mosaic held limited partnership interests representing the following financial assets:
•a right to 80 – 90% of our share of the carried interest generated by funds raised prior to December 31, 2019 (the “Mosaic Carry”); and
•certain funded general partner interests, which at the time of the Mosaic Transaction had a book value of $58.0 million, and to-be-funded general partner interests.
In exchange for such interests, we received $125.4 million in cash, which we used primarily to pay down outstanding debt, and Mosaic received $48.0 million of incremental cash from the third-party investor to prefund future fund investment obligations of Mosaic, which were previously our obligations.
Call Option (prior to Amendment and Exercise of Mosaic Call Option, described below)
GCMH had the option to purchase the interest in Mosaic held by the third-party investor (or the underlying assets) at any time, at a purchase price equal to the greater of (x) 130% of amounts contributed to Mosaic by the third-party investor and (y) a 12% pre-tax internal rate of return on amounts contributed to Mosaic by the third-party investor (the “Mosaic Call Right”). The exercise of the Mosaic Call Right would result in the interest held by the third-party investor no longer being accounted for as a redeemable noncontrolling interest. GCMH paid a premium of $2.6 million on December 31, 2020 in exchange for being granted the Mosaic Call Right.
Amendment and Exercise of Mosaic Call Option
The terms of the Mosaic Call Right were amended and the purchase price was reduced to 1.225x the investment for the period through July 15, 2021 in exchange for the Company bearing certain interim funding costs of Mosaic Feeder. On July 2, 2021, GCMH exercised the amended Mosaic Call Right to purchase the interest in Mosaic for a net purchase price of $165.0 million inclusive of distributions through the closing date but net of $19.5 million of consolidated Mosaic cash to fund investments and option premiums. GCMH’s purchase resulted in the interest previously held by an unaffiliated third-party investor no longer being accounted for as a redeemable noncontrolling interest of the Company following July 2, 2021. As a result, $14.0 million was recorded as a reduction to additional paid-in capital and $47.5 million was recorded as a reduction to noncontrolling interests in GCMH on the Condensed Consolidated Statements of Equity (Deficit).
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
There have been no other material changes in our market risks during the nine months ended September 30, 2021. For additional information, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as amended.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
As previously identified and discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2020, after consideration of the views expressed in the SEC’s staff statement on April 12, 2021 related to accounting for warrants issued by Special Purpose Acquisition Companies (“SPACs”), the Company’s management identified a control deficiency in the operation of our internal control over financial reporting that constituted a material weakness. Specifically, the Company’s controls to evaluate the accounting for warrants issued by CFAC did not operate effectively to appropriately apply the provisions of ASC 815-40.

To remediate the material weakness in the Company’s internal control over financial reporting, the Company implemented additional review procedures, additional training and enhancements to the accounting policy related to the accounting for warrants to determine proper accounting in accordance with GAAP. After completion of these items, the Company’s management believes the previously identified material weakness has been remediated as of September 30, 2021.
Other than the changes described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Pursuant to our publicly announced stock repurchase plan, we are authorized to repurchase up to $25 million in the aggregate of our Class A common stock and warrants to purchase our Class A common stock, including through the repurchase of outstanding shares of our Class A common stock and warrants and through a reduction of shares of Class A common stock to be issued to employees to satisfy associated obligations in connection with the settlement of equity-based awards granted under our 2020 Incentive Award Plan (and any successor equity plan thereto). The timing and amount of any share and warrant repurchases will be determined based on legal requirements, price, market and economic conditions and other factors. This activity could increase (or reduce the size of any decrease in) the market price of our Class A common stock at that time. Additionally, repurchases under our share repurchase program will continue to diminish our cash reserves, which could impact our ability to pursue possible strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our Class A shares could decline. Although our share repurchase program is intended to enhance long-term stockholder value, short-term share price fluctuations could reduce the program’s effectiveness.
Following the authorization of the stock repurchase plan, through September 30, 2021 we spent $6.9 million to reduce shares of Class A common stock to be issued to employees in satisfaction of associated tax obligations in connection with the settlement of vested RSUs and $0.4 million to repurchase the Company’s outstanding warrants to purchase shares of Class A common stock. As of September 30, 2021, $17.7 million of remains available under our stock repurchase plan.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table represents our purchases of common stock and warrants during the three months ended September 30, 2021 for the periods indicated:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs[2]
July 1-31, 2021	—	—	—	—
August 1-31, 2021	52,494	$1.88	52,494	$18,002,361
September 1-30, 2021	190,901	$1.84	190,901	$17,651,135
Total	243,395		243,395
(1)Represents warrants to purchase shares of Class A common stock, purchased pursuant to a stock repurchase plan, as described in note (2) below. Excludes 612,173 shares of Class A common stock equivalents purchased for $6.9 million that we are deemed to have repurchased in August 2021 in conjunction with the payment of tax liabilities in respect of stock delivered to our employees in settlement of vested RSUs.
(2)On August 6, 2021, our Board of Directors authorized a stock repurchase plan of up to an aggregate of $25 million, excluding fees and expenses, which may be used to repurchase shares of our outstanding Class A common stock and warrants to purchase shares of our Class A common stock, as well as to satisfy associated tax obligations in connection with the settlement of equity-based awards granted under our 2020 Incentive Award Plan (and any successor equity plan thereto). The dollar value of shares that may yet be repurchased includes the deemed repurchases of common stock equivalents discussed in note (1) above.
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

GCM GROSVENOR INC.
Date: November 12, 2021	By:	/s/ Michael J. Sacks
Michael J. Sacks
Chief Executive Officer
(Principal Executive Officer)

GCM GROSVENOR INC.
Date: November 12, 2021	By:	/s/ Pamela L. Bentley
Pamela L. Bentley
Chief Financial Officer
(Principal Financial Officer)