Form 10-K
period 2021-12-31
GCM Grosvenor Inc.
filed 2022-02-25
CIK 1819796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $444.2 million, based on the closing price of the registrant’s common stock on the Nasdaq Stock Market on June 30, 2021 of $10.42 per share.
As of February 23, 2022, there were 43,979,567 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding and 144,235,246 shares of the registrant’s Class C common stock, par value $0.0001 per share, outstanding.
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
•“Business Combination Lock-up Period” are to (a) with respect to the voting parties, the period beginning on the Closing Date and ending on the date that is the 3rd anniversary of the Closing Date and (b) with respect to the CF Sponsor, the period beginning on the Closing Date and ending on the date that is the 18th month anniversary of the Closing Date, subject to early expiration;
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
•“GCMH Equityholders” are to Holdings, Management LLC, Holdings II, and GCM Progress Subsidiary LLC;

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
•“Key Holders” are to Michael J. Sacks, GCM V and the GCMH Equityholders;
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

•“TRA Parties” are to the GCMH LLLP Equityholders, and their successors and assigns with respect to the Tax Receivable Agreement (“TRA”);
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
The forward-looking statements in this Annual Report on Form 10-K are only current expectations and predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the historical performance of GCM Grosvenor’s funds may not be indicative of GCM Grosvenor’s future results; risks related to redemptions and termination of engagements; the effect of the COVID-19 pandemic on GCM Grosvenor’s business; the variable nature of GCM Grosvenor’s revenues; competition in GCM Grosvenor’s industry; effects of government regulation or compliance failures; market, geopolitical and economic conditions; identification and availability of suitable investment opportunities; risks related to the performance of GCM Grosvenor’s investments; and the other important factors discussed under the caption “Risk Factors” in this Annual Report on Form 10-K. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

Part I.
ITEM 1. BUSINESS
Our Company
Over our 50-year history we have been a leading alternative asset management solutions provider. We invest across all major alternative investment strategies and are highly flexible in how we structure our solutions to meet each client’s specific needs. As of December 31, 2021, we had $72.1 billion in AUM.
We collaborate with our more than 500 clients as of December 31, 2021 to invest on their behalf across the private and public markets, either through portfolios customized to meet a client’s specific objectives or through specialized funds that are developed to meet broad market demands for strategies and risk-return objectives. Our clients include large, sophisticated, global institutional investors who rely on our investment expertise and differentiated investment access to navigate the alternatives market, but also include a growing non-institutional client base. As one of the pioneers of customized separate account solutions, we are equipped to provide investment services to clients with a wide variety of needs, internal resources and investment objectives, and our client relationships are deep and frequently span decades.
As of December 31, 2021, we had 524 employees, including 169 investment professionals, operating in eight offices throughout the United States and in Frankfurt, Hong Kong, London, Seoul, Tokyo, and Toronto.
For the years ended December 31, 2021 and 2020, our total management fees were $351 million and $311 million, respectively, total operating revenues were $532 million and $430 million, respectively, our net income was $21 million and $4 million, respectively, and our adjusted net income was $119 million and $91 million, respectively.
We believe our history, experience, expertise and scale across the full range of alternative investment strategies, combined with our flexible implementation approach, in addition to our culture rooted in values of integrity and responsibility to all our stakeholders, are key differentiators and position us well to provide a strong value proposition for clients.
Investment Strategies
1 AUM as of December 31, 2021; ESG / Impact and Alternative Credit investments overlap with investments in other strategies.
We operate at scale across the full range of private markets and absolute return strategies. Private markets and absolute return strategies are primarily defined by the liquidity of the underlying securities purchased, the length of the client commitment, and the form and timing of incentive fees. We offer the following private markets and absolute return investment strategies:
Private Markets
•Private Equity. We are a recognized industry leader in private equity with global capabilities investing in primary funds, secondaries and co-investments. As of December 31, 2021, we managed $26.2 billion of AUM in private equity strategies.
•Infrastructure. We are a leading open architecture infrastructure platform with nearly two decades of experience. Our investment activities span geographies, infrastructure subsectors, and include fund investing, secondary investing and direct investing. As of December 31, 2021, we managed $9.1 billion of AUM in infrastructure strategies.
•Real Estate. We manage real estate investment portfolios through a flexible investment platform to provide differentiated exposure to opportunistic real estate investments, primarily in North America. We are a leader in seeding new platforms, joint venture investing, and other creative and innovative implementation methods to access attractive real estate returns. As of December 31, 2021, we managed $4.0 billion of AUM in real estate strategies.
Absolute Return Strategies
•Absolute Return Strategies. We have been investing in hedge fund strategies for over 50 years. We are an experienced and scaled platform with a leading capability in providing customized solutions. As of December 31, 2021, we managed $26.6 billion of AUM in our absolute return strategies.
Strategies Across Private Markets and Absolute Return Strategies
•Middle Market and Small, Emerging, and Diverse Managers. Over the past 30 years, we have developed a market-leading, dedicated effort to investing in and alongside middle market and small and emerging managers, which we believe adds significant, differentiated value to our clients. In addition, we have invested with diverse managers for approximately 20 years, consistent with our firm’s commitment to seeking the best possible risk-adjusted investment returns for our clients. We believe diverse managers represent a compelling, yet undercapitalized investment opportunity in the alternatives universe. As of December 31, 2021, we managed $14.6 billion of AUM in small and emerging managers and $11.0 billion of AUM in diverse managers.
•Alternative Credit. We are a leader in alternative credit investing and our one firm approach to the asset class provides us with a competitive advantage. Our activities cover the liquidity spectrum across structured credit, corporate credit, distressed, direct lending, and real assets. As of December 31, 2021, we managed $12.4 billion of AUM in alternative credit strategies.
•Opportunistic Investing. Our Strategic Investments Group combines our unparalleled deal sourcing platform with the flexibility to capture an evolving opportunity set across asset classes, liquidity profiles, capital structures and geographies. We integrate this deal sourcing capability and flexible mandate with a seamless execution process that has allowed our Strategic Investments Group to become one of the leading opportunistic investing platforms in the marketplace. Total AUM for our Strategic Investments Group has grown to $6.2 billion as of December 31, 2021.
•ESG and Impact Strategies. Investing responsibly is a core firm value. Through our investments, we incorporate environmental, social and governance, or ESG, considerations into our business management, analysis, due diligence, and portfolio construction. As of December 31, 2021, we managed $17.4 billion of AUM in ESG and impact investments.
Client Offerings and Value Proposition
We strive to put our clients’ needs first, and a key to doing that is by providing solutions across alternatives strategies with a high degree of flexibility. Within each investment strategy, we make primary investments in funds managed by third-party managers, which we refer to as primary fund investments; we acquire secondary stakes in such funds, which we refer to as secondaries; we co-invest alongside such primary fund managers, which we refer to as co-investments; and we invest directly into operating businesses and operating assets, which we refer to as direct investing. A number of our clients utilize multiple strategies and approaches.
From a structural standpoint, we offer investment portfolios to clients in two broad categories:
•Customized separate accounts. We construct customized portfolios to meet our clients’ specific objectives with regards to asset classes, implementation types, return, risk tolerance, diversification, liquidity and other factors. Generally available for commitments of $100 million or more, customized separate accounts comprised $53.5 billion of our AUM as of December 31, 2021.
•Specialized funds. We organize, invest and manage specialized primary, secondary and direct/co-investment and multi-asset class funds across both private markets and absolute return strategies. Since 2015, we have increased our focus on building our offering of specialized funds particularly within private market strategies to leverage our existing investment capabilities and expand our investor footprint. Our product offerings have grown steadily since focusing in this area. Our specialized funds comprised $18.6 billion of our AUM as of December 31, 2021.
Our strong economic value proposition helps create a moat around our strategic partnerships with our clients. Depending on the program, we offer our clients fee savings and preferential terms, access to hard to access managers, and proprietary deal flow. As illustrated below, we offer large Absolute Return Strategies clients a ‘hybrid model’ through which the firm provides advisory services for a non-fee paying client directed portfolio alongside the client’s GCM managed fee-paying portfolio. Under this structure, the client benefits from GCM Grosvenor’s fee savings derived as a consequence of our size and scale.
Beyond our strong economic value proposition, for many of our large clients we also provide value-add ancillary services, including fund administration, portfolio risk management and research access. Clients also can benefit from the scale of GCM Grosvenor’s data and technology systems.
Global Footprint and Diversified Client Base
Our client base is highly tenured. Our 25 largest clients by AUM have been with us for an average of over 12 years and 88% of these clients have expanded their investment relationship with us over the last three years. Across our customized separate accounts, capital raised from existing clients was more than 74% of the total capital raised in 2021 and has typically been 50%-80% of total annual capital raised historically. Notably, capital from existing clients has pertained to both existing programs and new portfolios in different investment strategies, and cross-selling has traditionally been a driver of the firm’s growth. As of December 31, 2021, 48% of our top 50 clients by AUM worked with us in multiple investment strategies (i.e., private equity, infrastructure, real estate, and absolute return strategies), compared to 46% as of December 31, 2020. Our existing clients continue to be a significant source of fundraising.
We had over 500 institutional clients as of December 31, 2021, which were broadly diversified by type, size, geography, and revenue. Our clients include some of the world’s largest pension funds, sovereign wealth entities, corporations, financial institutions, and insurance corporations. Our non-institutional client base includes family offices and high-net-worth and mass affluent individuals.
Note: AUM as of December 31, 2021. Management fees for the twelve months ended December 31, 2021.

Over our history we have continued to expand our global footprint, which we believe provides us with the opportunity to in turn continue to benefit from the ongoing global growth of the alternative asset management industry. We operate in eight primary offices in seven countries. We serve clients from over 32 countries and have deployed capital in over 100 countries across a wide range of investment strategies.
Note: As of December 31, 2021.
Our History
In June 2020, we celebrated our 50th anniversary of providing alternatives investment solutions. Since the launch of our first multi-manager absolute return portfolio more than 50 years ago, we have specialized in creating and managing alternative investment portfolios on behalf of our clients. From 1971 to the mid-1990s, we provided specialized absolute return portfolios primarily to high-net-worth and family office investors. During the 1990s, we began to expand our absolute return service offerings and have since developed an institutional-quality operating infrastructure.
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
In January 2014, we further evolved by adding complementary private markets capabilities through our acquisition of the Customized Fund Investment Group from Credit Suisse Group AG, which was established in 1999. The acquisition added private equity, infrastructure and real estate investment strategies to our business and has been a success both economically and culturally with a commitment to a “one firm” model that is collaborative across investment strategies. We believe this “one firm” culture across the entire range of alternative investment strategies is an important differentiator for us because it enhances the overall value proposition for our clients.
Today, we continue to evolve and expand the ways in which we provide solutions to our global clients. In 2021, we opened new offices in Toronto, Canada and Frankfurt, Germany, and launched GCM Grosvenor Insurance Solutions in an effort to more effectively deliver our alternative investment solutions to the multi-trillion dollar insurance market.
Our Market Opportunity
The alternative asset management industry continues to see strong growth, driven by both private markets and absolute return investment strategies. According to a 2020 report by PricewaterhouseCoopers (“PwC”), total alternative AUM is expected to grow from $13.6 trillion in 2020 to $18.9 trillion in 2025, implying a CAGR of 7%. During the same period, total global AUM is expected to only grow by approximately 4%.
Several trends and developments have shaped the alternative investing industry and continue to serve as the primary drivers of our growth:
Growth in Institutional Wealth
Global institutional wealth has increased significantly in recent years and is expected to continue to grow. According to PwC’s 2020 report, the total assets of institutional investors such as pension funds, insurance companies, sovereign wealth funds and family offices are expected to increase from $258 trillion in 2020 to approximately $318 trillion in 2025, reflecting a CAGR of 4%. Continued growth in the investable capital base of these investors is expected to continue to support growth in the alternative investment strategies.
Growth in Allocations to Alternative Investment Strategies
The low yield environment resulting from the loose monetary policy pursued by many central banks after the global financial crisis that began in the late 2000s has created significant challenges for investors. Within the institutional client base, defined benefit pension schemes have found it difficult to achieve targeted returns to meet rising pension fund obligations within a framework of conventional asset allocations to equities and bonds. The gap between assets and liabilities has widened, according to Public Plans Database. In response, pension fund allocations to alternative investment strategies have increased as a means to improve returns to meet these long-term obligations. Similarly, insurance investors have increased their appetite for risk assets, but credit quality and liquidity needs remain key priorities, providing an opportunity for strategies and structures that address those concerns.
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
Non-institutional capital, which we define as being comprised of high-net-worth, mass affluent and retail investors, also represents a significant market opportunity. Analysis by PwC anticipates that high-net-worth and mass affluent individuals will have approximately $203 trillion of assets available for investment by 2025. Relative to institutional investors, non-institutional investors are generally newer to investing in alternatives and consequently the products and structures offered to this group continue to evolve. The flexibility of our platform and breadth of our offerings consequently positions us well to capture a greater share of this significant market.
Importance of Sourcing
Growth in the alternative asset management industry over the past two decades has created a competitive environment. According to Preqin data, the number of active fund management firms is expected to increase by 21% from approximately 28,000 in 2018 to approximately 34,000 in 2023. This increased competition makes individual manager selection important.
In addition, a combination of growing inflationary concerns, potentially tightening monetary and fiscal policy and historically high market valuation creates a backdrop for improving alpha generation. Consequently, our expertise in sourcing alpha generating investment opportunities will be paramount to continued return generation, which is rooted in the breadth and depth of our manager and industry relationships combined with our rigorous due diligence process.
We believe investors will increasingly look to the scale, experience and platform of firms like us to identify high performing investments. Our broad strategy set and flexible implementation platform enables clients to access different investment strategies at different points in economic cycles.
Alternatives Are Now Increasingly a Portfolio Mainstay
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
Source: BlackRock Investment Institute, September 2020.
Increasing Focus on ESG and Impact Investing
ESG and impact investing are increasingly top of mind for many institutional investors in response to the challenges faced by businesses and the world at large. We believe this growth will continue over the next several years, driven by investor demand and regulatory influence.
In addition, investors increasingly seek a data-driven approach to evaluating success and impact in these areas of investment. We believe we are ahead of the industry curve in focusing on recognizing ESG and impact investment considerations, which positions us well with clients, who are increasingly focused on risk-adjusted returns associated with socially responsible investment opportunities.
Data and Technology Are Important for Investors
Extensive data and technology infrastructure are becoming more important as investors demand greater analytics and transparency. As a result, investors are increasingly seeking to work with firms that not only have a proven track record of investing across multiple investment strategies but are also highly sophisticated in their non-investment functions such as portfolio monitoring, reporting, accounting, legal and compliance, operations and data analysis.
Given our long history in the market and the resulting depth and scale of our relationships with managers, we believe we have one of the most comprehensive sets of data in the industry. In addition, our information advantage spans the breadth of private markets and absolute return investment strategies, which is essential in sourcing differentiated, high-quality investment opportunities. As of December 31, 2021, we tracked more than 5,600 managers across our platform. Our extensive proprietary data and analytics capabilities drive our investment selection decisions, helping us generate consistently strong investment returns.
Our Competitive Strengths
We Offer the Full Breadth of Alternative Investment Strategies
We are one of the few solutions providers globally with the breadth and flexibility of execution across a broad spectrum of alternative investment strategies (private markets, including private equity, infrastructure, real estate and alternative credit, and absolute return strategies) and implementation methodologies (primary fund investments, secondaries, co-investments and direct investments). We believe this offers us a unique vantage point as we sit at the intersection of a tremendous amount of market intelligence and deal flow across our entire platform. As investors try to limit the number of asset manager relationships they maintain by trimming duplicative strategies and managers, they have increasingly turned their focus on a smaller number of solutions providers like us that offer access to multiple investment strategies. According to Preqin’s H1 2020 Investor

Outlook Report on Alternative Assets, approximately 52% of institutional investors invest in two or more alternative investment strategies. As of December 31, 2021, 48% of our top 50 clients by AUM worked with us in multiple investment strategies.
We Are a Market Leader in Customized Alternative Investment Solutions
There is increasing appreciation in the institutional investor community for tailored investment programs that are different from the one-size-fits-all solution offered by specialized funds. As part of customized programs, we are deeply embedded with our clients and customized investment solutions provide the ability for a collaborative relationship between clients and asset managers, which can enable clients to address specific interests, issues and needs. We believe we were pioneers in the customized separate account business, having launched our first absolute return-focused customized separate account in 1996. Our predecessor companies and we have been providing custom accounts in private markets since 1999. As of December 31, 2021, we had $53.5 billion in AUM across our customized separate accounts for 155 clients across 251 customized portfolios.
We Use our Size, Scale and 50-Year History to Drive a Strong Value Proposition
Our 50-years of industry participation and leadership has afforded us with a vast network of relationships across the full spectrum of the alternatives landscape. Today, we seek to capture the benefits of these relationships, further amplified by our scale as a $72.1 billion investor as of December 31, 2021, to our clients. Depending on the program, we offer our clients fee savings and preferential terms, access to hard to access managers, and proprietary deal flow. In addition, certain investment approaches including co-investing and investing in secondaries rely on the breadth of our firm network from a sourcing and intelligence standpoint.
Leader in ESG and Impact Investment Strategies
As of December 31, 2021 we had $17.4 billion of AUM dedicated to ESG and impact investments, which has increased at a 25% compound annual growth rate since 2019. We have dedicated efforts in a number of ESG- and impact-related themes, including infrastructure investments where we believe partnering with union labor enhances risk-adjusted returns, investing with firms owned by women or minority professionals, and other impact-related themes like regionally targeted and clean energy.

ESG and Impact AUM by Strategy

Diverse Managers

$11.0 billion

Regionally Targeted

$2.1 billion

Clean Energy

$1.7 billion

Labor Impact

$0.9 billion

Other ESG and Impact

$3.7 billion

Note: Some investments are counted in more than one ESG category.

Given our size and scale, we believe we are uniquely placed within the industry to drive broader integration of ESG factors among investors in alternatives. Therefore, we are engaged in multiple partnerships with organizations committed to enhancing integration of ESG factors and driving greater industry transparency.
Strong Long-Term Performance Across Breadth of Alternative Investment Strategies
As shown below, for our realized and partially realized investments, we have outperformed the respective market benchmarks across all of our private markets strategies on an inception-to-date basis as of September 30, 2021. Past performance is not indicative of future results.
($ in millions, unless otherwise mentioned)

	Outperformance of PME by	PME Index	Annualized Returns Since Inception	Inception Date
Private Equity
Primary Fund Investments(1)	476 bps	S&P 500	14.2%	2000
Secondaries Investments(2)	754 bps	S&P 500	19.0%	2014
Co-Investments/Direct Investments(3)	729 bps	S&P 500	22.0%	2009
Infrastructure(4)	490 bps	MSCI World Infrastructure	11.1%	2006
Real Estate(5)	1270 bps	FNERTR Index	20.8%	2010

ESG and Impact Strategies
Diverse Managers(6)	1130 bps	S&P 500	24.1%	2007
Labor Impact Investments	n/a	MSCI World Infrastructure	n/a	n/a
Note: Returns for each strategy are presented from the date the firm established a dedicated team focused on such strategy through September 30, 2021. Investment net returns are net of investment-related fees and expenses, including fees paid to underlying managers, but do not reflect management fees, performance fees, or carried interest to GCM Grosvenor or any expenses of any account or vehicle GCM Grosvenor manages. Data does not include investments that were transferred at the request of investors prior to liquidation and are no longer managed by GCM Grosvenor.
__________
(1)Reflects primary fund investments since 2000. Excludes certain private markets credit fund investments outside of private equity programs.
(2)GCM Grosvenor established a dedicated private equity secondaries vertical in September 2014. Track record reflects all secondaries investments since the new vertical was formed.
(3)GCM Grosvenor established a dedicated Private Equity Co-Investment Sub-Committee and adopted a more targeted, active co-investment strategy in December 2008. Track record reflects co-investments/direct investments made since 2009.
(4)Reflects infrastructure investments since 2006. Infrastructure investments exclude labor impact investments.
(5)Reflects real estate investments since 2010. In 2010, GCM Grosvenor established a dedicated Real Estate team and adopted a more targeted, active real estate strategy.
(6)Since 2007.

	Annualized Returns Since Inception - Period Ended December 31, 2021	Inception Date
Absolute Return Strategies	7.3%	1996
GCMLP Diversified Multi-Strategy Composite	8.2%	1993
Note: Absolute Return Strategies (Overall) is since 1996. GCMLP Diversified Multi-Strategy Composite is since 1993.
For additional details on our investment performance and explanatory footnotes, please see “— Investment Performance”. In addition to our investment performance, we believe clients value our services and support in portfolio monitoring, reporting, accounting, legal and compliance, operations and data analysis functions.

Scalable and Predictable Business Model
The strength of our business model is derived from the following valuable attributes:
•High management fee centricity. For each of the years ended December 31, 2021 and 2020, net management fees were $340.8 million and $302.3 million, respectively, compared to $55.5 million and $49.1 million of net incentive fees attributable to GCM Grosvenor, respectively.
•Stable management fee base. Our management fee stability is rooted in the long-dated nature of our investment programs. As of December 31, 2021, more than $28.6 billion of our AUM is in evergreen programs, and as of December 31, 2021, more than an additional 68% of our AUM in private markets strategies, or $31.1 billion of our AUM, had a remaining tenor of seven years or more.
•Significant visibility into future growth. We have experienced steady growth in the fee-paying AUM (“FPAUM”) that drives our management fees; as of December 31, 2021, we had $58.7 billion in FPAUM, an increase of 13% over the prior year. FPAUM and, consequently, management fees, have historically been also largely predictable. As of December 31, 2021, we also had an additional approximately $7.7 billion of contracted not yet fee-paying AUM on which we expect to start charging management fees, under existing contracts, over the course of applicable commitments periods that extend for approximately the next three years, bolstering our potential FPAUM growth over the next several years.
•Additional earnings power from incentive fees. Though subject to more variability, including on account of factors out of our control, we believe our incentive fees from both private markets and absolute return strategies have the opportunity to increase significantly in the future due to the amount of assets able to earn incentive fees and recent fundraising success. Incentive fees are comprised of both carried interest earnings and annual performance fees and made up approximately 20% of total revenues in the last three years. The incentive fees have greater variability between time periods; for example, total incentive fees increased approximately 56% and firm share of incentive fees increased approximately 38% for the year ended December 31, 2021 compared to 2020. However, we believe that incentive fees also provide potential upside to our revenue stream in the future, as we have seen the earnings power of our incentive fees increase in recent periods. Specifically, as of December 31, 2021, the run-rate earnings power of our annual performance fees increased by 15% to $45 million and the value of the firm’s share of unrealized carried interest increased by 149% to $331 million, each compared to December 31, 2020. Run-rate annual performance fees reflect the potential annual performance fees generated by performance fee-eligible AUM at an 8% gross return for both multi-strategy and credit strategies, and a 10% gross return for specialized opportunity strategies, before cash-based incentive fee related compensation.
•Embedded operating leverage. Our business benefits from embedded operating leverage, which in turn drives scalability. Over the last decade, we have made significant investments in our platform infrastructure by building out our investment teams across investment strategies and geographies, which we believe positions us well for continued margin expansion. Our margin on Fee-Related Earnings increased to 35% for the year ended December 31, 2021 compared to 31% in 2020.
Deep Bench of Talent and Strong Corporate Culture
At our firm, we believe culture is one of our most important and defensible assets. We believe in setting the right tone at the top as it relates to compliance and carrying it throughout the organization. That investment in culture is reflected in the stability and diversity of our team as well as the fact that we do not operate on a star system and therefore are not beholden to any one individual. We are committed to investing responsibly, operating our business with integrity, and building a diverse and inclusive workplace where our employees can thrive.
As of December 31, 2021, we had 524 employees, including 169 investment professionals, operating in eight offices throughout the United States and in Toronto, London, Frankfurt, Hong Kong, Seoul and Tokyo. In addition to a competitive compensation structure, we promote a work environment that is interesting and challenging, providing our employees the opportunity to grow professionally. As of December 31, 2021, our current, former employees and the firm had approximately $673 million of their own capital (including through leveraged vehicles) invested into our various investment programs, which we believe aligns our interests with those of our clients.

Diversity and inclusion are at the heart of our ethos. As of December 31, 2021, 60% of our employees based in the U.S. were women or ethnically diverse, and of our senior professionals, 52% were women or ethnically diverse employees. We work hard to ensure we are maintaining our focus and continuously improving our efforts in this area.
Finally, we have made significant investments in training, talent and technology to ensure we are serving our clients with the highest levels of integrity and professionalism. We have been a registered investment advisor since 1997 with a culture of compliance rooted in a proper tone at the top.
Strategic Priorities
Expand Relationships with Existing Clients
We believe the best way to grow our business is by taking care of our existing clients, because when they succeed, we succeed. Over the last three years 88% of our top 25 clients have expanded their investment relationship with us, and during 2021, over 74% of our gross capital inflows were derived from existing clients. Notably, capital from existing clients has pertained to both existing programs and new portfolios in different investment strategies, and cross-selling has been a driver of the firm’s growth. As of December 31, 2021, 48% of our top 50 clients by AUM worked with us in multiple investment strategies (i.e., private equity, infrastructure, real estate, alternative credit and absolute return strategies), compared to 46% as of the beginning of 2021. We have a track record of successfully expanding our client relationships within or between investment strategies, and we believe a large portion of our future growth will come from existing clients through both renewals and expansion of client relationships into new strategies.
Expand Global Footprint and Client Base
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
In 2021, we opened new offices in Toronto, Canada and Frankfurt, Germany. While we believe the U.S. will continue to drive a significant amount of our fundraising, we have already seen momentum in non-U.S. markets; in 2021, 39% of capital was raised outside of the U.S.
Expand Distribution Channels
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
In addition, in 2021 we created GCM Grosvenor Insurance Solutions to help deliver the breadth of the firm’s alternative investment solutions to the insurance industry. We utilize a consultative approach to offer both structured and customized alternative asset management solutions that meet the unique needs of the insurance industry. Our broad skill set results from our open architecture framework and allows us to pursue strong risk adjusted returns in a thoughtful and capital efficient format, aiming to increase return on equity and book value growth while mitigating balance sheet volatility. Globally, insurance capital with a risk profile suitable for investment in alternatives is between $3.5 and $4.0 trillion, representing a significant total addressable market.
Build New, Differentiated Offerings Across Investment Strategies
While we pride ourselves on the breadth of our investment offering, which spans investment types and alternatives strategies, certain of our capabilities are uniquely differentiated relative to others in the market and, we believe, in turn offer us opportunity to gain a potentially outsized share in the total addressable market. A key to our past growth has been pursuing innovative investment strategies that complement our incumbent strengths. We have successfully launched a number of new investments strategies since 2014, such as the firm’s Strategic Investments Group, which combines our broad deal sourcing platform with the flexibility to capture an evolving opportunity set across asset classes, liquidity profiles, capital structures and geographies. The team integrates this deal sourcing capability and flexible mandate with a seamless execution process that has allowed it to become one of the leading opportunistic investing platforms in the marketplace. Since inception, total AUM for our Strategic Investments Group has grown to $6.2 billion as of December 31, 2021.
We plan to continue to identify attractive and innovative investment offerings that expand on our current investment capabilities. As an example, we believe we can leverage our existing platform strengths to expand into value-add, core and core-plus real estate strategies, as well as infrastructure debt and project finance.
Capture Benefits of Embedded Operating Leverage While Investing Strategically in Growth
Our business benefits from embedded operating leverage, which in turn drives scalability. Over the last decade we have made significant investments in our platform infrastructure by building out our investment teams across investment strategies and geographies, which we believe positions us well for continued margin expansion. Consequently, we are focused on balancing strategically investing in the business to drive growth with capturing the benefits of our embedded operating leverage to expand our margins.
Investment Strategies
We provide our clients access to both private markets and absolute return investment strategies diversified across managers, liquidity profile, geographic regions and industries as described below.
Generally, clients commit to invest over a three-year time period and have an expected duration of seven years or more.
Private Markets
We had $45.5 billion in Private Markets AUM as of December 31, 2021.
Private Equity
Private equity is our largest private markets investment strategy with $26.2 billion in AUM as of December 31, 2021. We are a recognized industry leader in private equity investing with over 20 years of experience. Since our first private equity investment in 1999, we have gained deep experience investing alongside managers and sponsors across strategies, including leveraged buyouts, special situations, growth equity, and venture capital.
Our private equity investment philosophy is centered around middle market strategies, which we define as companies with total enterprise value less than $1.5 billion at entry. This approach allows us to access investments where proprietary sourcing, value-add capabilities and differentiated underwriting can lead to lower entry values and better risk return profiles. This is also an area of the market that is typically inefficient for institutional investors to access directly and where clients can leverage our extensive team and industry expertise to invest in a diversified portfolio, allowing us to add more value to our clients. We are a preferred capital partner for many hard-to-access funds and small and emerging managers and we maintain an active presence with advisory board seats on many of our middle market buyout fund investments. As of December 31, 2021, our professionals had committed approximately $32.3 billion with over 457 private equity managers on behalf of our clients.
Infrastructure
Infrastructure is one of our core alternative investment strategy focuses. Since our first infrastructure investment in 2003, we have grown into one of the leaders in alternative infrastructure investing with approximately $9.1 billion of AUM as of December 31, 2021. We primarily focus on power, utilities, renewables, transportation and telecom/technology infrastructure. Our experience, combined with our global platform, provides us with a comprehensive view of the infrastructure landscape, allowing us to broadly source opportunities and seek the most effective means of implementation. We seek to drive value for our clients through both custom mandates and multi-client offerings that offer diversified access to primary fund investments, secondaries, co-investments, and direct investments.
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
Real Estate
Since our first real estate investment in 2002, our team has targeted value-add and opportunistic returns through equity and credit investments and focuses primarily on the more fragmented part of the market where asset values on average tend to be less than $50 million. To date, we have invested opportunistically across the spectrum of commercial and residential real estate property types, largely in the U.S. but also selectively in mature European and Nordic markets. In addition, we have built an open-architecture approach that allows us to invest in assets, portfolios and entities in order to generate superior risk-adjusted returns. As such, we have developed a creative array of structures, including seeding arrangements, growth-oriented joint ventures and co-investments, which allow us to generate excess return through structure and fee differentiation. We believe our partnership approach to investing positions us as a preferred investment partner as we are able to structure mutually beneficial “capital solutions” that provide us with enhanced upside and greater downside mitigation while also solving the unique considerations of our investment partners. As of December 31, 2021, we managed $4.0 billion of AUM in real estate strategies.
Absolute Return Strategies
Absolute return strategies are primarily defined by the liquidity of the underlying securities purchased, the length of the client commitment, and the form and timing of incentive fees. Generally for absolute return strategies the securities tend to be more liquid, and incentive fees are earned on an annual basis pursuant to mark to market. We offer a broad range of tailored solutions across strategies (multi-strategy, opportunistic credit, macro, relative value, long/short equity and quantitative strategies) and managers. Our overall investment philosophy is to invest with leading managers to achieve attractive risk-adjusted returns with low volatility and low correlation to traditional investment strategies. Diversification, risk management and a focus on downside protection are key tenets of our approach. Through detailed fundamental analysis and due diligence, we aim to identify investment opportunities where intermediate or long-term value is obscured by attributes such as complexity, corporate events, technical dislocations, or market misunderstandings. We frequently provide efficient access to underlying managers through improved fee structures, negotiated favorable terms and targeted exposures. Our scale and reputation as a longstanding, value-added limited partner creates opportunities for us to gain access to managers that are “closed” and not otherwise accepting new capital. As of December 31, 2021, we had approximately $26.6 billion AUM in our absolute return strategies.
Middle Market and Small, Emerging and Diverse Managers
For the past 30 years we have developed a market-leading, dedicated effort to investing in and alongside middle market and small and emerging managers, which we believe adds significant, differentiated value to our clients. In addition, we have invested with diverse managers for approximately 20 years, consistent with our firm’s commitment to seeking the best possible risk-adjusted investment returns for our clients. We believe diverse managers represent a compelling, yet undercapitalized investment opportunity in the alternatives universe. We broadly define middle market investment activities as funds with AUM of generally less than $3.0 billion in the United States, €2.0 billion in Europe or $1.5 billion in Asia, small investment activities as funds with AUM of generally less than $1.0 to $2.0 billion and emerging market activities as managers that have launched three or fewer funds or have less than three years of investment activity. Our first small and emerging managers investment was in 1989. As of December 31, 2021, we had $14.6 billion of AUM dedicated to small and emerging managers and $11.0 billion of AUM dedicated to diverse managers across both private markets and absolute return strategies. We believe small, emerging and diverse managers present opportunity for better risk/return profiles, lower competition and differentiated underwriting.
Alternative Credit
With over 30 years of investing experience, our credit investments span market cycles and the liquidity spectrum across structured credit, corporate credit, distressed, direct lending, and real asset credit. Our credit investment activities also significantly leverage the firm’s broad alternatives platform, which provides us with differentiated deal flow and the flexibility to execute through primary fund investments, co-investments, secondaries, and direct transactions across the credit landscape. Our robust global platform also provides a wide range of opportunities, including niche opportunities and exclusive access to capacity-constrained investments. We implement credit strategies for our clients both as part of a customized separate account that includes solely credit investments or investing in credit alongside another investment strategy, and through dedicated credit-focused specialized funds. As of December 31, 2021, we managed $12.4 billion of AUM in alternative credit strategies.
Opportunistic Investing
The firm’s Strategic Investments Group combines our unparalleled deal sourcing platform with the flexibility to capture an evolving opportunity set across asset classes, liquidity profiles, capital structures and geographies. The team integrates this deal sourcing capability and flexible mandate with a seamless execution process that has allowed it to become one of the leading opportunistic investing platforms in the marketplace. Since inception in 2015, total AUM for our Strategic Investments Group has grown to $6.2 billion as of December 31, 2021.
ESG and Impact Strategies
Investing responsibly is a core firm value. Through our investments, we incorporate ESG considerations into our business management, analysis, due diligence, and portfolio construction. We view ESG issues as key elements of investment return, volatility and risk mitigation, and believe the appropriate consideration of such issues is an important aspect of our fiduciary responsibility to our clients. Therefore, we take measures to reasonably ensure that ESG is considered throughout our investment and operational due diligence process, during portfolio construction and is monitored on an ongoing basis during an investment’s lifespan. Depending on the type of investment, we will have differing levels of control and transparency during the underwriting process and after an investment has been made, which change the way we assess and integrate ESG factors.
In addition, we have dedicated efforts in a number of ESG- and impact-related themes, including infrastructure investments where we believe partnering with union labor enhances risk-adjusted returns, investing with firms owned by women or minority professionals, and other impact-related themes like regionally targeted and clean energy. As of December 31, 2021, we managed $17.4 billion of AUM in ESG and impact investments.
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
Sourcing of Opportunities
All of our investment strategies benefit from our scale ($72.1 billion in AUM as of December 31, 2021), our extensive track record (over 50 years of experience), our culture of compliance and the depth of our investment team (169 investment professionals). We believe that one of our competitive advantages is our comprehensive and robust sourcing and investment process. Our deal flow is sourced through multiple channels and reviewed through a rigorous, multi-step selection process that includes independent investment and operational due diligence.
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
We maintain a robust pipeline of primary fund investments, secondaries, direct and co-investments. Our sourcing system relies on the following channels:

Existing manager relationships. Our relationships with a large pool of high-quality managers and management teams serve as a source of investment opportunities. We have experience and access across the spectrum of market and manager size. As of December 31, 2021, we tracked over 5,600 managers in our database.
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
Global offices. Our on-the-ground investment professionals in eight offices globally assist with sourcing, evaluating and monitoring manager opportunities in their respective regions. Our regional offices allow us to build relationships with local managers who are included in our evaluation of managers for our client programs. We rely on our team’s regional expertise to evaluate emerging managers that could be overlooked by other investors and make commitments to high quality investments nationwide.
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
Operational Due Diligence
Operational due diligence is performed by our Operational Due Diligence Team, which is comprised of members of our Legal and Finance Departments. The team is responsible for operational due diligence efforts across alternative investments. The goals of operational due diligence process are to:
•Evaluate risk: Determine whether an investment meets our operational due diligence standards;
•Mitigate risk1: Seek to avoid losses and reputational risks arising from operational issues;
•Structure investments: Evaluate the legal and governance structure and terms of investment; and
• Enhance terms: Negotiate improved terms.
1 Risk management, diversification and due diligence processes seek to mitigate, but cannot eliminate risk, nor do they imply low risk.

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
Investment Performance
The following tables present information relating to the performance of all the investments made by GCM Grosvenor (except as mentioned otherwise in more detail below) across both the private markets and absolute return strategies. The data for these investments is presented from the date indicated through September 30, 2021 for private markets strategies and through December 31, 2021 for absolute return strategies and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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
•“PMEs” are the S&P 500, the MSCI World Infrastructure, and the FTSE Nareit All REITS indices we present for comparison calculated on a Public Market Equivalent basis. We believe these indices are commonly used by private markets investors to evaluate performance. We use the Long Nickels PME calculation methodology, which allows private markets investment performance to be evaluated against a public index and assumes that capital is being invested in, or withdrawn from, the index on the days the capital was called and distributed from the underlying private market investments. The S&P 500 Index is a total return capitalization-weighted index that measures the performance of 500 U.S. large cap stocks. The MSCI World Index is a free float-adjusted market capitalization-weighted index of over 1,600 world stocks that is designed to measure the equity market performance of developed markets. The FTSE Nareit All REITs Index contains all publicly traded US real estate investment trusts (REITs); and
•The “Composite” represents discretionary, globally diversified, multi-strategy, multi-manager investment portfolios (“Composite Funds”) whose capital is allocated to underlying investment managers that utilize a broad range of alternative investment strategies, including credit, relative value, multi-strategy, event driven, equities, macro, commodities and portfolio hedges. All Composite Funds included in the Composite are denominated in U.S. dollars. In general, the Composite Funds seek to achieve superior long-term, risk-adjusted rates of return with low volatility and low levels of correlation to the broad equity and fixed income markets.

Historical Performance of Private Market Strategies
Realized and Partially Realized Investments As of September 30, 2021
($ in millions, unless otherwise mentioned)

Strategy	Commitments	Contributions	Distributions	Current Value	Investment Net TVPI	Investment Net IRR	PME	PME Index
Private Equity
Primary Fund Investments(1)	$11,477	$12,583	$20,508	$3,008	1.87	14.2%	9.4%	S&P 500
Secondary Investments(2)	$292	$266	$331	$79	1.54	19.0%	11.5%	S&P 500
Co-Investments/Direct Investments(3)	$2,569	$2,467	$4,267	$507	1.94	22.0%	14.7%	S&P 500
Infrastructure(4)	$2,170	$2,146	$2,906	$473	1.57	11.1%	6.2%	MSCI World Infrastructure
Real Estate(5)	$387	$421	$646	$28	1.60	20.8%	8.1%	FNERTR Index

ESG and Impact Strategies
Diverse Managers(6)	$1,538	$1,668	$2,601	$791	2.03	24.1%	12.8%	S&P 500
Labor Impact Investments	—	—	—	—	n/a	n/a	n/a	MSCI World Infrastructure
Note: Returns for each strategy are presented from the date the firm established a dedicated team focused on such strategy through September 30, 2021. Investment net returns are net of investment-related fees and expenses, including fees paid to underlying managers, but do not reflect management fees, performance fees, or carried interest to GCM Grosvenor or any expenses of any account or vehicle GCM Grosvenor manages. Data does not include investments that were transferred at the request of investors prior to liquidation and are no longer managed by GCM Grosvenor.
Past performance is not necessarily indicative of future results.
All Investments As of September 30, 2021
($ in millions, unless otherwise mentioned)

Strategy	Commitments	Contributions	Distributions	Current Value	Investment Net TVPI	Investment Net IRR	PME	PME Index
Private Equity
Primary Fund Investments(1)	$21,810	$19,610	$23,731	$9,574	1.70	13.2%	11.0%	S&P 500
Secondary Investments(2)	$1,186	$1,052	$519	$1,101	1.54	21.3%	15.3%	S&P 500
Co-Investments/Direct Investments(3)	$6,187	$5,734	$4,564	$4,867	1.64	19.3%	15.8%	S&P 500
Infrastructure(4)	$6,583	$5,569	$3,699	$3,952	1.37	10.0%	6.2%	MSCI World Infrastructure
Real Estate(5)	$2,493	$1,938	$1,149	$1,230	1.23	11.9%	10.6%	FNERTR Index
Multi-Asset Class Programs	$2,424	$2,367	$1,310	$2,333	1.54	37.2%	n/a	n/a
ESG and Impact Strategies
Diverse Managers(6)	$7,687	$6,053	$3,843	$6,175	1.66	20.8%	15.6%	S&P 500
Labor Impact Investments	$391	$313	$3	$363	1.17	13.7%	3.3%	MSCI World Infrastructure
Note: Returns for each strategy are presented from the date the firm established a dedicated team focused on such strategy through September 30, 2021. Investment net returns are net of investment-related fees and expenses, including fees paid to underlying managers, but do not reflect management fees, performance fees, or carried interest to GCM Grosvenor or any expenses of any account or vehicle GCM Grosvenor manages. Data does not include investments that were transferred at the request of investors prior to liquidation and are no longer managed by GCM Grosvenor.
Past performance is not necessarily indicative of future results.

____________
(1)Reflects primary fund investments since 2000. Excludes certain private markets credit fund investments outside of private equity programs.
(2)GCM Grosvenor established a dedicated private equity secondaries vertical in September 2014. Track record reflects all secondaries investments since the new vertical was formed.
(3)GCM Grosvenor established a dedicated Private Equity Co-Investment Sub-Committee and adopted a more targeted, active co-investment strategy in December 2008. Track record reflects co-investments/direct investments made since 2009.
(4)Reflects infrastructure investments since 2006. Infrastructure investments exclude labor impact investments.
(5)Reflects real estate investments since 2010. In 2010, GCM Grosvenor established a dedicated Real Estate team and adopted a more targeted, active real estate strategy.
(6)Since 2007.
Historical Performance of Absolute Return Strategies

	Assets Under Management as of December 31, 2021 ($Bn)	Annualized Returns Periods Ended December 31, 2021
		One Year		Three Year		Five Year		Since Inception
		Gross	Net	Gross	Net	Gross	Net	Gross	Net
Absolute Return Strategies (Overall)	$26.6	7.2%	6.4%	9.3%	8.5%	6.8%	6.0%	7.3%	6.1%
GCMLP Diversified Multi-Strategy Composite	$13.5	6.9%	6.1%	9.7%	8.9%	7.0%	6.2%	8.2%	6.8%
Note: Absolute Return Strategies (Overall) is since 1996. GCMLP Diversified Multi-Strategy Composite is since 1993.
Past performance is not necessarily indicative of future results.
Assets Under Management
The following chart summarizes the growth in our FPAUM and Contracted, not yet fee-paying AUM and the breakdown between private markets and absolute return strategies ($ billion).
1 Includes mark to market, insider capital and non fee-paying AUM.
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
As of December 31, 2021, our FPAUM was $58.7 billion compared to $72.1 billion in AUM. The difference between AUM and FPAUM is primarily due to approximately $7.7 billion of contracted capital on which we expect to start charging management fees, under existing contracts, over the course of approximately the next three years as capital is invested or based on an agreed upon fee ramp in schedule. This additional $7.7 billion of capital will bolster our potential FPAUM growth over the next several years. Mark-to-market changes in AUM for funds that charge on commitments is another key difference between our AUM and our FPAUM.
Our overall FPAUM has grown from $48.9 billion as of December 31, 2018 to $58.7 billion as of December 31, 2021, representing a total CAGR of 6%, including a CAGR of 10% for FPAUM for our private markets strategy during the same period.
Contracted Not Yet Fee-Paying AUM
Contracted not yet fee-paying AUM represents limited partner commitments during or prior to the initial commitment or investment period where fees are expected to be charged in the future based on invested capital (capital committed to underlying investments) or on a ratable ramp-in of total commitments. As of December 31, 2021, our contracted but not yet fee-paying AUM was near an all-time high of $7.7 billion, up from $2.3 billion at the end of 2018. Of the $7.7 billion, approximately $2.7 billion is subject to an agreed upon fee ramp in schedule that will result in management fees being charged on approximately $1.6 billion of such amount in 2022, approximately $0.9 billion of such amount in 2023, and the remaining approximately $0.2 billion in 2024 and beyond. With respect to approximately $5.0 billion of the $7.7 billion, management fees will be charged as such capital is invested, which will depend on a number of factors, including the availability of eligible investment opportunities. We expect this capital will turn into FPAUM over the course of approximately the next three years and help drive significant growth from funds already under contract. It is also a strong indication of the momentum with our clients and in our business today, which we anticipate to continue into the future.
Other Components of AUM
Other components of AUM include mark-to-market changes in AUM for funds that charge management fees based on commitments (generally in private markets strategies), insider capital and non fee-paying AUM. Mark-to-market changes in private markets strategies funds increases total AUM but does not increase FPAUM. Finally, certain current and former employees and related parties invest on a non-fee-paying basis in GCM Funds, and therefore are not included in FPAUM.
Our Clients
We believe the value proposition we offer and our philosophy that we do well when our clients do well has resulted in strong relationships with our clients. Our client base primarily comprises institutional investors that range from those seeking to make an initial investment in alternative assets to some of the largest and most sophisticated private markets investors. As a highly customized, flexible outsourcing partner, we are equipped to provide investment services to institutional clients of all sizes and with different needs, internal resources and investment objectives. Our clients include prominent institutional investors globally including in the United States, Europe, the Middle East, Asia, Australia and Latin America. As of December 31, 2021, approximately 39% of our AUM came from clients based outside of the Americas, reflecting the strength and breadth of our relationships within the global investor community.

The following charts illustrate the diversification of our client base:
Note: AUM as of December 31, 2021. Management fees for the twelve months ended December 31, 2021.
We believe the stability of our client base reflects the strength of the long-term client relationships we have developed. Further, these relationships help to explain why clients entrust us with their capital for extended periods of time.
Our Team
As of December 31, 2021 we had 524 employees, including 169 investment professionals, operating in eight offices throughout the United States and in Toronto, London, Frankfurt, Hong Kong, Seoul and Tokyo.
Investments Team
As of December 31, 2021 our investments team consisted of 169 employees. Each of our investment strategies is led by its own leadership team of highly accomplished investment professionals. While primarily focused on managing strategies within their own investment group, these senior professionals are integrated within our platform through economic, cultural and structural measures. In addition, our investments team members include professionals dedicated to risk management and operational due diligence, two key components of our investment evaluation and portfolio management processes.
Client Group
As of December 31, 2021, our business development, marketing and client service teams consisted of 72 employees. Each member of our business development team is assigned a territory, either domestic or international. Our business development professionals are responsible for relationship management with existing clients and consultants in addition to actively pursuing new business with prospective clients, depending on the territory they are assigned. In addition, each member of the business development team is supported by one or more members of the relationship management support team who help manage ongoing client service and support sales efforts. Certain business development professionals also focus on our consultant relations and Taft-Hartley client efforts.
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
Operations
As of December 31, 2021, our operations team consisted of 274 professionals across multiple offices who perform critical functions in support of our corporate, client and investment activities. We have created a strong, institutional-quality internal control environment and are committed to maintaining a robust culture of compliance.

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
Expenses
In addition to fees, both our absolute return and private markets programs also typically bear reasonable expenses incurred in connection with their organization. The programs would also bear their operational costs, including the firm’s out-of-pocket expenses associated with identifying, making and monitoring investments, as well as costs associated with legal, audit, tax reporting, accounting, insurance, technology, administration (whether performed in-house or by a third-party administrator), and our oversight of services performed by a third-party administrator.

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
Regulatory Environment
We are subject to extensive regulation by governmental and self-regulatory organizations in the jurisdictions in which we operate around the world, primarily at the federal level in the United States. Since October 17, 1997, we have been registered with the SEC as an investment adviser under the Advisers Act. In addition, among other rules and regulations, we are subject to regulation by the Department of Labor under the U.S. Employee Retirement Income Security Act of 1974 (“ERISA”). As a registered commodity pool operator and a registered commodity trading advisor, we are subject to regulation and oversight by the Commodity Futures Trading Commission (“CFTC”). We are also subject to regulation and oversight by the National Futures Association (“NFA”) in the U.S., as well as other regulatory bodies. By virtue of certain of our activities, we are subject to the reporting provisions of the Exchange Act. Compliance failures and material changes in law or regulation could adversely affect us.
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
Our affiliated U.S. broker-dealer GRV Securities is registered with the SEC as a broker-dealer and is a member of FINRA and accordingly is subject to Exchange Act and FINRA rules and regulations that cover all aspects of its business, including anti-money laundering, advertising, compensation, fiduciary standards, sales practices, recordkeeping and the conduct of directors, officers and employees. The securities industry is highly regulated, including under federal, state and other applicable laws, rules and regulations, and we may be adversely affected by regulatory changes related to supervision, sales practices, advertising, application of fiduciary standards, best execution or market structure. GRV Securities is also specifically required to maintain a certain minimum level of net capital under Exchange Act and FINRA rules. GRV Securities is authorized to engage in private placements and act as mutual fund retailer, underwriter or sponsor. The SEC and FINRA are authorized to institute proceedings and impose sanctions for violations of the Exchange Act and FINRA rules, ranging from fines and censures to termination of a broker-dealer’s registration. If we are unable to comply with the requirements of the Exchange Act, SEC, or FINRA, it could have a material adverse effect on us.
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
The application of some of these requirements and regulations to our business will change in connection with the exit of the U.K. from the EU, which became official at January 31, 2020. Brexit triggered the commencement of a transitional period that ended on December 31, 2020, during which, despite the UK no longer being an EU member state, EU law continued to apply in the UK as it did pre-Brexit, with firms remaining free to continue passporting services between the UK and member states of the EU. The transitional period expired on December 31, 2020. The U.K. and EU ratified a trade deal shortly before the end of the transitional period, but that trade deal does not include provision for U.K. regulated firms to continue to be able to passport their services into EU member states, meaning there will be direct implications to our business. For example, our subsidiaries that are authorized and regulated by the U.K. Financial Conduct Authority have lost “passporting” privileges under certain EU directives, such as the AIFMD and the Markets in Financial Instruments Directive II (“MiFID II”), which certain of our specialized funds and customized separate accounts have relied upon for access to markets throughout the EU. In preparation for this outcome, we have established relationships with third-party European-domiciled alternative investment fund managers (“AIFMs”) necessary for them to serve as AIFM for certain of our funds and certain customized separate accounts. While we believe these relationships will help to ensure that we are able to continue to market certain of our funds in the EU after Brexit, there remains some uncertainty as to the full extent to which our business could be adversely affected by, among other things, the legal status of the U.K. in relation to the EU, the political conditions in the U.K., the trade relations of the U.K. vis-à-vis other countries and the economic outlook in the U.K. In addition, further cost and complexity of operating in the UK may arise from the potential gradual divergence between the UK’s and EU’s regulatory frameworks, as whilst the UK will incorporate certain EU legislation in to UK law from the end of the transition period, this is subject to certain amendments by the UK and, at the same time, any change to the EU regulatory framework post-transitional period, will not be automatically incorporated into UK law.
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
The outbreak of the COVID-19 pandemic led much of the world to institute stay-at-home orders, restrictions on travel, bans on public gatherings, the closing of non-essential businesses or limiting their hours of operation and other restrictions on businesses and their operations, which has adversely impacted global commercial activity and contributed to significant volatility and a downturn in global financial markets. While some of these restrictions were relaxed or lifted in an effort to generate more economic activity, new COVID-19 outbreaks and variants led many jurisdictions to reimpose restrictions in an effort to mitigate risks to public health, and the risks of future COVID-19 outbreaks and variants remain. Moreover, even where restrictions are and remain lifted, the absence of viable treatment options and obstacles to vaccinating the global population could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. As a result, we are unable to predict the ultimate adverse impact of the pandemic, but it has affected, and may further affect, our business in various ways, including the following:
•We operate our business globally, with clients and offices across North America, Europe, Asia-Pacific, Latin America and the Middle East. The ability to easily travel and meet with prospective and current clients in person helps build and strengthen our relationships with them in ways that telephone and video conferences may not always afford. In addition, the ability of our employees to conduct their daily work in our offices helps to ensure a level of productivity that may not be achieved when coming to the office every day is not an option. Further, our investment strategies target opportunities globally. Restrictions on travel and public gatherings mean that several of our client and prospect meetings are not currently taking place in person, and the majority of our employees are working from home. As a consequence, our ability to market our funds and raise new business has been impeded (which may result in lower or delayed revenue growth), it has become more difficult to conduct due diligence on investments (which can impede the identification of investment risks) and an extended period of remote working by our employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk, as remote working environments can be less secure and more susceptible to hacking attacks.
•A slowdown in fundraising activity has in the past resulted in delayed or decreased management fees and could result in delayed or decreased management fees in the future compared to prior periods. In addition, in light of declines in public equity markets and other components of their investment portfolios, investors may become restricted by their asset allocation policies to invest in new or successor funds that we provide, or may be prohibited by new laws or regulations from funding existing commitments. We may also experience a slowdown in the deployment of our capital, which could also adversely affect our ability to raise capital for new or successor funds.
•To the extent the market dislocation caused by COVID-19 and its variants may present attractive investment opportunities due to increased volatility in the financial markets, we may not be able to complete those investments, which could impact revenues, particularly for our funds that charge fees on invested capital.
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
We believe COVID-19’s adverse impact on our business, financial condition and results of operations will be significantly driven by a number of factors that we are unable to predict or control, including, for example: the severity and duration of the pandemic, including the timing of vaccination of the global population or the availability of treatments for COVID-19; the emergence and spread of variants; the pandemic’s impact on the U.S. and global economies; the timing, scope and effectiveness of additional governmental responses to the pandemic; the timing and path of economic recovery; and the negative impact on our clients, counterparties, vendors and other business partners that may indirectly adversely affect us.
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
Additionally, we permit employees, former employees and other parties associated with the firm to invest in or alongside our funds on a no-fee, no-carry basis. These arrangements may create a conflict in connection with investments we make on behalf of our funds. For example, we have an agreement with our director, Stephen Malkin, that was originally entered into in 2005 when he resigned from GCM Grosvenor, to manage a family office. While investments in and alongside our funds by Mr. Malkin’s family office are subject to the same policies and procedures applicable to our current employees, Mr. Malkin benefits from information he receives in respect of our funds and our funds’ investments and the right to invest on a no-fee and no-carry basis.
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
As a general matter, our allocation of co-investment opportunities is entirely within our discretion and there can be no assurance that co-investments of any particular type or amount will be allocated to any of our funds or investors. There can be no assurance that co-investments will become available and we will take into account a variety of factors and considerations we deem relevant in our sole discretion in allocating co-investment opportunities, including, without limitation, whether a potential co-investor has expressed an interest in evaluating co-investment opportunities, whether a potential co-investor has a history of participating in such opportunities with us, the size and interest of the opportunity, the economic terms applicable to such investment for such investor and us, whether allocating to a potential co-investor will help establish, recognize, strengthen and/or cultivate existing relationships with an existing or prospective investor and such other factors as we deem relevant under the circumstances. The allocation of co-investment opportunities by us sometimes involves a benefit to us including, without limitation, management fees, carried interest or incentive fees or allocations from a co-investment opportunity. In certain circumstances, we, our affiliates and our respective employees or any designee thereof and other companies, partnerships or vehicles affiliated with us may be permitted to co-invest side-by-side with our funds and may consummate an investment in an investment opportunity otherwise suitable for a fund.
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
We maintain operations in the United Kingdom, Germany, Canada, Hong Kong, Japan and South Korea, among other places, and may grow our business into new regions with which we have less familiarity and experience, and this growth is important to our overall success. In addition, many of our clients are non-U.S. entities where we are expected to have a familiarity with the specific legal and regulatory requirements applicable to such clients. We rely upon stable and free international markets, not only in connection with seeking clients outside the U.S. but also in investing client capital in these markets.
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
In January 2020, the United Kingdom (the “U.K.”) withdrew from the European Union (the “EU”) (commonly referred to as “Brexit”), with a transition period that ended on December 31, 2020. The U.K. and EU have ratified a trade deal but that trade deal does not include provision for U.K. regulated firms to continue to be able to passport their services into EU member states. Prior to December 31, 2020, despite the U.K. no longer being a member state of the EU, applicable EU rules and regulations continued to apply in the U.K., as they did prior to Brexit, during a so-called “transition period”. On December 31, 2020, the transition period ended and EU rules and regulations no longer apply in the U.K. and the U.K.’s “onshored” versions of EU law took effect. There may be future negotiations between the U.K. and EU regarding financial services and access to one another’s markets; however any future developments in this regard remain uncertain. Our business may be adversely affected by Brexit due to, among other things, disruption of the free movement of goods, services, capital, and people between the U.K. and the EU as well as potential changes to the legal and regulatory environment in the region. Furthermore, as a result of Brexit, our subsidiaries that are authorized and regulated by the U.K. Financial Conduct Authority are no longer able to avail themselves of passporting rights under certain EU directives (such as the AIFMD and MiFID II) to provide services and perform activities outside the U.K. in member states of the EU. This may have an adverse impact on our results including the cost of, risk to, manner of conducting, and location of, our European business and our ability to hire and retain key staff in Europe. This may also adversely impact the markets in which we operate; the funds we manage or advise; our clients and our ability to raise capital from them; and ultimately the returns that may be achieved. While we have taken measures designed to allow us to continue to conduct our business in both the U.K. and the EU, Brexit may increase our cost of conducting business, interfere with our ability to market our products and provide our services and generally make it more difficult for us to pursue our objectives in the region. In particular, it may be challenging for us to continue marketing EU-domiciled funds that are subject to AIFMD where we are not designated the alternative investment manager to such funds but are instead delegated portfolio management responsibility from a third-party firm.
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
As of December 31, 2021, we had $397.0 million in long-term debt outstanding. We expect to continue to utilize debt to finance our operations, which will expose us to the typical risks associated with the use of leverage. An increase in leverage could make it more difficult for us to withstand adverse economic conditions or business plan variances, to take advantage of new business opportunities, or to make necessary capital expenditures. Any portion of our cash flow required for debt service would not be available for our operations, distributions, dividends or other purposes. Any substantial decrease in net operating cash flows or any substantial increase in expenses could make it difficult for us to meet our debt service requirements or force us to modify our operations. Our level of indebtedness may make us more vulnerable to economic downturns and reduce our flexibility in responding to changing business, regulatory and economic conditions, which could have a material adverse effect on our business, financial condition and results of operations.
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
We currently generate substantially all of our revenues from management fees and incentive fees. However, we intend to continue to grow our business by offering additional products and services, by entering into new lines of business and by entering into, or expanding our presence in, new geographic markets. Introducing new types of investment structures, products and services could increase our operational costs and the complexities involved in managing such investments, including with respect to ensuring compliance with regulatory requirements and the terms of the investment. For example, we have recently launched a structured alternatives investment solution to invest in alternative strategies including private equity, infrastructure, absolute return strategies, and alternative credit, which may be subject to greater levels of regulatory scrutiny. Also, we intend to serve as sponsor to one or more special purpose acquisition companies. To the extent we enter into new lines of business, we will face numerous risks and uncertainties, including risks associated with the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, the required investment of capital and other resources and the loss of clients due to the perception that we are no longer focusing on our core business. In addition, we may from time to time explore opportunities to grow our business via acquisitions, partnerships, investments or other strategic transactions. There can be no assurance that we will successfully identify, negotiate or complete such transactions, that any completed transactions will produce favorable financial results or that we will be able to successfully integrate an acquired business with ours.
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
Operational risks may disrupt our business, damage our reputation, result in financial losses or limit our growth.
We rely heavily on our financial, accounting, compliance, monitoring, reporting and other data processing systems. If any of these systems, or the systems of third-party service providers we utilize, do not operate properly or are disabled or fail, including the loss of data, whether caused by fire, other natural disaster, power or telecommunications failure, computer viruses, malicious actors, acts of terrorism or war or otherwise, we could suffer a disruption of our business, financial loss, liability to clients, regulatory intervention or reputational damage, which could have a material and adverse effect on our business, financial condition and results of operations. We face operational risk from errors made in the execution, confirmation or settlement of transactions, as well as errors in recording, evaluating and accounting for them. Our and our third-party service providers’ information systems and technology may be unable to accommodate our growth or adequately protect the information of our clients, for new products and strategies or address security risks, and the cost of maintaining such systems and technology may increase from our current level. Such a failure to accommodate growth, or an increase in costs related to such information systems and technology, could have a material adverse effect on our results of operations, financial condition and cash flow. A disaster or a disruption in technology or infrastructure that supports our businesses, including a disruption involving electronic communications or other services used by us, our vendors or third parties with whom we conduct business, including custodians, paying agents and escrow agents, or directly affecting our principal offices, could negatively impact our ability to continue to operate our business without interruption. Our business continuation or disaster recovery programs may not be sufficient to mitigate the harm that could result from such a disaster or disruption, and insurance and other safeguards may only partially reimburse us for our losses, if at all.

Failure to maintain the security of our information and technology networks or data security breaches could harm our reputation and have a material adverse effect on our results of operations, financial condition and cash flow.
We rely on the reasonably secure processing, storage and transmission of confidential and other sensitive information in our computer systems and networks, and those of our service providers and their vendors. In the ordinary course of our business, we collect, store a range of data, including our proprietary business information and intellectual property, and personally identifiable information of our employees, our clients and other third parties, in our cloud applications and on our networks, as well as our services providers’ systems. The secure processing, maintenance and transmission of this information are critical to our operations. We, our service providers and their vendors face various security threats on a regular basis, including ongoing cybersecurity threats to and attacks on our and their information technology infrastructure that are intended to gain access to our proprietary information, destroy data or disable, degrade or sabotage our systems. Cyber-incident techniques change frequently, may not immediately be recognized and can originate from a wide variety of sources. There has been an increase in the frequency, sophistication and ingenuity of the data security threats we and our service providers face.
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
Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, theft, misuse, computer viruses or other malicious code, and other events that could have a security impact. We and our employees have been and expect to continue to be the target of “phishing” attacks, and the subject of impersonations and fraudulent requests for money, and other forms of activities. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, cybersecurity has become a top priority for regulators around the world, and the SEC recently proposed new rules related to cybersecurity risk management for registered investment advisers and funds. Breaches in security could potentially jeopardize our, our employees’ or our clients’ or counterparties’ confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our employees’, our clients’, our counterparties’ or third parties’ operations, which could result in material financial losses, increased costs, disruption of our business, liability to clients and other counterparties, regulatory intervention or reputational damage, which, in turn, could cause a decline in our earnings and/or stock price. Furthermore, if we experience a cybersecurity incident, it could result in regulatory investigations and material penalties, which could lead to negative publicity and may cause our clients to lose confidence in the effectiveness of our security measures. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.
Rapidly developing and changing privacy laws and regulations could increase compliance costs and subject us to enforcement risks and reputational damage.
We are subject to various risks and costs associated with the collection, processing, storage and transmission of personal data and other sensitive and confidential information. Personal data is information that can be used to identify a natural person, including names, photos, email addresses, or computer IP addresses. This data is wide ranging and relates to our clients, employees, counterparties and other third parties. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the General Data Protection Regulation (“GDPR”) in the EU and the California Consumer Privacy Act (“CCPA”) in the United States. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Our compliance obligations include those relating to state laws, such as the CCPA, which provides for enhanced privacy protections for California residents, a private right of action for data breaches and statutory fines and damages for data breaches or other CCPA violations, as well as well as a requirement of “reasonable” cybersecurity. We are also required to comply with foreign data collection and privacy laws in various non-U.S. jurisdictions in which we have offices or conduct business, including the GDPR, which applies to all organizations processing or holding personal data of EU data subjects (regardless of the organization’s location) as well as to organizations outside the EU that offer goods or services in the EU, or that monitor the behavior of EU data subjects. Compliance with the GDPR requires us to analyze and evaluate how we handle data in the ordinary course of business, from processes to technology. EU data subjects need to be given full disclosure about how their personal data will be used and stored. In that connection, consent must be explicit and companies must be in a position to delete information from their global systems permanently if consent were withdrawn. Financial regulators and data protection authorities throughout the EU have broad audit and investigatory powers under the GDPR to probe how personal data is being used and processed. In addition, some countries and states are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services. There are currently a number of proposals pending before federal, state, and foreign legislative and regulatory bodies.
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
Our business activities are subject to extensive and evolving laws, rules and regulations. Any changes or potential changes in the regulatory framework applicable to our business may impose additional expenses or capital requirements on us, limit our fundraising activities, have an adverse effect on our business, financial condition, results of operations, reputation or prospects, impair employee retention or recruitment and require substantial attention by senior management. The change in presidential administrations increases the potential for legislative changes and regulatory reform and has led and may lead to further leadership changes at a number of U.S. federal regulatory agencies with oversight over the U.S. financial services industry. This poses uncertainty with respect to such agencies’ policy priorities and may lead to increased regulatory enforcement activity in the financial services industry. It is impossible to determine the extent of the impact of any new laws, regulations, initiatives or regulatory guidance that may be proposed or may become law on our business or the markets in which we operate.
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
We could also be adversely affected by changes in applicable tax laws, regulations, or administrative interpretations thereof, and new tax laws in both U.S. and non-U.S. jurisdictions may be passed with little advance notice. The new administration has provided initial guidance on what U.S. tax law reforms the President would support. Among other things, the administration may pursue tax policies seeking to increase the corporate income tax rate or to impose minimum taxes or surtaxes on certain types of income, which could materially increase the amount of taxes we would be required to pay. The new administration has also proposed to increase individual ordinary and capital gains tax rates. Other changes that could be enacted in the future, including changes to tax laws enacted by state or local governments in jurisdictions in which we operate, could result in further changes to state and local taxation and materially adversely affect our financial position and results of operations.
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
Our business is subject to regulation in the United States, including by the SEC, the Commodity Futures Trading Commission (the “CFTC”), the Internal Revenue Service (the “IRS”), the Financial Industry Regulatory Authority, Inc. (“FINRA”) and other regulatory agencies. Any change in such regulation or oversight could have a material adverse effect on our business, financial condition and results of operations. For example, on February 9, 2022, the SEC proposed new rules and amendments under the Investment Advisers Act of 1940, as amended (the “Advisers Act”) applicable to private fund advisers like GCM. The new rules and amendments, if finalized in their current forms, could impact various aspects of the relationships between private fund advisers like GCM and their clients, and may require, among other things, additional client transparency and a prohibition on the imposition or reimbursement of certain fees and expenses customarily charged to private funds or their portfolio investments. In addition, we regularly rely on exemptions from various requirements of these and other applicable laws. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If, for any reason, these exemptions were to be revoked or challenged or otherwise become unavailable to us, we could be subject to regulatory action or third-party claims, and our business, financial condition and results of operations could be materially and adversely affected. Our failure to comply with applicable laws or regulations could result in fines, suspensions of personnel or other sanctions, including revocation of our registration as an investment adviser or the registration of our broker-dealer subsidiary. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and cause us to lose existing clients or fail to gain new clients.
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
In addition, we are registered as an investment adviser with the SEC and are subject to the requirements and regulations of the Advisers Act. Such requirements relate to, among other things, restrictions on entering into transactions with clients, maintaining an effective compliance program, incentive fees, solicitation arrangements, allocation of investments, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an adviser and their advisory clients, as well as general anti-fraud prohibitions. As a registered investment adviser, we have fiduciary duties to our clients. Similarly, we are registered as a broker-dealer with the SEC and are a member of FINRA. As such, we are also subject to the requirements and regulations of the Exchange Act and FINRA rules. A failure to comply with the obligations imposed by the Advisers Act, the Exchange Act or FINRA rules, including recordkeeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, could result in examinations, investigations, sanctions and reputational damage, and could have a material adverse effect on our business, financial condition and results of operations.
The Foreign Investment Risk Review Modernization Act significantly increased the types of transactions that are subject to the jurisdiction of the Committee on Foreign Investment in the United States (“CFIUS”). Under the final regulations of the reform legislation, which became effective on February 13, 2020, CFIUS has the authority to review and potentially block or impose conditions on certain foreign investments in U.S. companies or real estate, which may reduce the number of potential buyers and limit the ability of our funds to realize value from certain existing and future investments.
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
A new EU Regulation on the prudential requirements of investment firms (Regulation (EU) 2019/2033) and its accompanying Directive (Directive (EU) 2019/2034) (together, “IFR/IFD”) took effect on June 26, 2021. IFR/IFD introduced a bespoke prudential regime for most MiFID investment firms to replace the one that applied under the fourth Capital Requirements Directive and the Capital Requirements Regulation. IFR/IFD represents a complete overhaul of “prudential” regulation in the EU. As the application dates for IFR/IFD fell outside the end of the Brexit transition period, the UK is not required to implement the legislation and has instead established a new Investment Firms Prudential Regime which took effect on January 1, 2022 and is intended to achieve similar outcomes to IFD/IFR. There is a risk that the new regime will result in higher regulatory capital requirements for affected firms and new, more onerous remuneration rules, as well as re-cut and extended internal governance, disclosure, reporting, liquidity, and group “prudential” consolidation requirements (among other things), each of which could have a material impact on our European operations, although there are transitional provisions allowing firms to increase their capital to the necessary level over three to five years.
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
Our failure or inability to obtain, maintain, protect and enforce our trademarks, service marks and other intellectual property rights could adversely affect our business, including the value of our brands.
We own certain common-law trademark rights in the United States, as well as numerous trademark and service mark registrations in the United States and in other jurisdictions. Despite our efforts to obtain, maintain, protect and enforce our trademarks, service marks and other intellectual property rights, there can be no assurance that these protections will be available in all cases, and our trademarks, service marks or other intellectual property rights could be challenged, invalidated, declared generic, circumvented, infringed or otherwise violated. For example, competitors may adopt service names similar to ours, or purchase our trademarks and confusingly similar terms as keywords in Internet search engine advertising programs, thereby impeding our ability to build brand identity and possibly leading to confusion in the marketplace. The value of our intellectual property could also diminish if others assert rights in or ownership of our trademarks, service marks and other intellectual property rights, or trademarks or service marks that are similar to ours. We may be unable to successfully resolve these types of conflicts to our satisfaction. In some cases, there may be trademark or service mark owners who have prior rights to our trademarks and service marks or to similar trademarks and service marks. In addition, there could be potential trade name, service mark or trademark infringement claims brought by owners of other registered trademarks or service marks, or trademarks or service marks that incorporate variations of our trademarks or service marks. During trademark and service mark registration proceedings, we may receive rejections of our applications by the United States Patent and Trademark Office or in other foreign jurisdictions. Additionally, opposition, invalidation or cancellation proceedings have been and may in the future be filed against our trademark or service mark applications and registrations, and our trademarks and service marks may not survive such proceedings. While we may be able to continue the use of our trademarks and service marks in the event registration is not available, particularly in the United States, where such rights are acquired based on use and not registration, third parties may be able to enjoin the continued use of our trademarks or service marks if such parties are able to successfully claim infringement in court. In the event that our trademarks or service marks are successfully challenged, we could be forced to rebrand our products, services or business, which could result in loss of brand recognition and could require us to devote resources towards advertising and marketing new brands. Over the long term, if we are unable to establish name recognition based on our trademarks and service marks, then we may not be able to compete effectively. Any claims or customer confusion related to our trademarks and service marks could damage our reputation and brand and substantially harm our business, liquidity, financial condition and results of operations.
We may be required to protect our trademarks, service marks and other intellectual property rights in an increasing number of jurisdictions, a process that is expensive and may not be successful, or which we may not pursue in every location. The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S. Accordingly, we may choose not to seek protection in certain countries, and we will not have the benefit of protection in such countries. Moreover, any changes in, or unexpected interpretations of, intellectual property laws in any jurisdiction may compromise our ability to obtain, maintain, protect and enforce our intellectual property rights. The protective actions that we take, however, may not be sufficient, in some jurisdictions, to secure our trademark and service mark rights for some of the goods and services that we offer or to prevent imitation by others, which could adversely affect the value of our trademarks and service marks or cause us to incur litigation costs, or pay damages or licensing fees to a prior user or registrant of similar intellectual property. Moreover, policing our intellectual property rights is difficult, costly and may not always be effective.
From time to time, legal action by us may be necessary to enforce or protect our intellectual property rights, including our trade secrets, to determine the validity and scope of the intellectual property rights of others or to defend against claims of infringement, misappropriation, other violation or invalidity. Even if we are successful in defending our claims, litigation could result in substantial costs and diversion of resources and could negatively affect our business, reputation, results of operations and financial condition. To the extent that we seek to enforce our rights, we could be subject to claims that an intellectual property right is invalid, otherwise not enforceable, or is licensed to or not infringed or otherwise violated by the party against whom we are pursuing a claim. In addition, our assertion of intellectual property rights may result in the other party seeking to assert alleged intellectual property rights or assert other claims against us, which could harm our business. If we are not successful in defending such claims in litigation, we may not be able to use, sell or license a particular product or offering due to an injunction, or we may have to pay damages that could, in turn, harm our results of operations. Our inability to enforce our intellectual property rights under these circumstances may harm our competitive position and our business.
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
Our business can be materially affected by difficult financial market and economic conditions and events throughout the world that are outside our control, including rising interest rates, inflation, the availability of credit, changes in laws, trade barriers, commodity prices, currency exchange rates, natural disasters, climate change, pandemics or other severe public health crises, terrorism, political hostilities, civil disturbances or war. These factors may affect the level and volatility of securities prices and the liquidity and value of investments, and we may not be able to or may choose not to manage our exposure to them. The global financial markets are currently experiencing volatility and disruption due to the COVID-19 pandemic, and investments in many industries have experienced significant volatility over the last several years.
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
We seek to maintain excellent relationships with investment managers of investment funds, including those in which we have previously made investments for our clients and those in which we may in the future invest, as well as sponsors of investments that might provide co-investment opportunities in portfolio companies alongside the sponsoring fund manager. However, because of the number of investors seeking to gain access to investment funds and co-investment opportunities managed or sponsored by the top performing fund managers, there can be no assurance that we will be able to secure the opportunity to invest on behalf of our clients in all or a substantial portion of the investments we select, or that the investment opportunities available to us will be the size we desire. Access to secondary investment opportunities is also highly competitive and is often controlled by a limited number of general partners, fund managers and intermediaries.
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
Inability by certain vehicles we organize to obtain and maintain specified credit ratings and changes by regulators to the risk-based capital treatment of investments in the securities issued by these vehicles may impact our ability to establish and maintain such vehicles in a manner that remains attractive to certain regulated parties.
Certain vehicles we organize to invest in our funds issue notes that are rated by one or more nationally recognized statistical rating organizations (“NRSROs”) and that are offered to, among others, insurance companies that may be subject to standards set by the National Association of Insurance Commissioners (“NAIC”) or state insurance regulatory authorities. There are only a few NRSROs, and not all NRSROs provide ratings for notes like those issued by the vehicles we organize. Should some or all of the NRSOs cease to offer ratings for such securities, or otherwise begin to rate such securities in a manner that is unattractive to regulated parties, then our ability to establish and maintain vehicles that issue rated notes may be reduced, perhaps materially. Relatedly, the NAIC has been evaluating ratings by NRSROs of securities of the type issued by our vehicles on the basis that the ratings may not adequately represent the risks of investments in these securities by insurance companies. Any changes by the NAIC or state insurance regulatory authorities with jurisdiction over investors in our vehicles that issue rated notes may result in higher risk-based capital charges or other adverse treatment of such investments for these regulated investors. To the extent that risk-based capital charges for securities issued by our vehicles are a relevant and material investment criterion for certain regulated investors, like insurance companies, then any increased risk-based capital charge could render investments in these securities unattractive to these investors.
Defaults by clients and third-party investors in certain of our funds could adversely affect that fund’s operations and performance.
Our business is exposed to the risk that clients that owe us money for our services may not pay us. We believe that this risk could potentially increase due to the continued impact of the COVID-19 pandemic. Also, if investors in our funds default on their obligations to fund commitments, there may be adverse consequences on the investment process, and we could incur losses and be unable to meet underlying capital calls. For example, investors in our closed-ended funds make capital commitments to those funds that we are entitled to call from those investors at any time during prescribed periods. We depend on investors fulfilling and honoring their commitments when we call capital from them for those funds to consummate investments and otherwise pay their obligations when due. In addition, certain of our funds may utilize lines of credit to fund investments. Because interest expense and other costs of borrowings under lines of credit are an expense of the fund, the fund’s net multiple of invested capital may be reduced, as well as the amount of carried interest generated by the fund. Any material reduction in the amount of carried interest generated by a fund may adversely affect our revenues.
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
We are subject to increasing scrutiny from certain investors and regulators with respect to environmental, social and governance (“ESG”) matters, which may constrain investment opportunities and adversely impact our ability to raise capital from such investors.
In recent years, certain investors, including U.S. public pension funds and certain non-U.S. investors, have placed increasing importance on impacts of investments made by the funds to which they invest or commit capital, including with respect to ESG matters. Certain investors have also demonstrated increased activism with respect to existing investments, including by urging asset managers to take certain actions that could adversely affect the value of an investment, or refrain from taking certain actions that could improve the value of an investment. Our clients for whom ESG matters are a priority may decide to redeem or withdraw previously committed capital from our funds (where such withdrawal is permitted) or to not invest or commit capital to future funds as a result of their assessment of our approach to and consideration of the ESG cost of investments made by our funds. To the extent our access to capital from investors, including public pension funds, is impaired, we may not be able to maintain or increase the size of our funds or raise sufficient capital for new funds, which may adversely impact our revenues.
The transition to sustainable finance accelerates existing risks and raises new risks for our business that may impact our profitability and success. In particular, ESG matters have been the subject of increased focus by certain regulators, including in the U.S. and the EU. For example, in the U.S., the SEC has created a Climate and ESG Task Force in its Division of Enforcement, which will focus on identifying any material gaps or misstatements in issuers’ disclosure of climate risks under existing rules. Separately, the SEC has identified ESG investing as an exam priority for investment advisers that offer ESG products and services. A lack of harmonization globally in relation to ESG legal and regulatory reform leads to a risk of fragmentation in group level priorities as a result of the different pace of sustainability transition across global jurisdictions. This may create conflicts across our global business which could risk inhibiting our future implementation of, and compliance with, rapidly developing ESG standards and requirements. Failure to keep pace with sustainability transition could impact our competitiveness in the market and damage our reputation resulting in a material adverse effect on our business. In addition, failure to comply with applicable legal and regulatory changes in relation to ESG matters may attract increased regulatory scrutiny of our business, and could result in fines and/or other sanctions being levied against us.
The European Commission has initiated legislative reforms, which include, without limitation: (a) Regulation 2019/2088 (Sustainable Finance Disclosure Regulation) regarding the introduction of transparency and disclosure obligations for investors, funds and asset managers in relation to ESG factors, for which most rules took effect beginning on March 10, 2021; (b) Regulation 2020/852 (Taxonomy Regulation) regarding the introduction of an EU-wide taxonomy of environmentally sustainable activities, which began to take effect in a staggered approach beginning on January 1, 2022; and (c) amendments to existing regulations including MiFID II and AIFMD to embed ESG requirements. As a result of these legislative initiatives, we are required to provide additional disclosure to investors in our funds with respect to ESG matters to EU based investors, depending on the extent to which the fund promotes, or adopts as an objective, sustainability. This may expose us to increased disclosure risks, for example due to a lack of available or credible data, and the potential for conflicting disclosures may also expose us to an increased risk of misstatement litigation or miss-selling allegations. Failure to manage these risks could result in a material adverse effect on our business in a number of ways. While these ESG legislative developments at EU level will no longer have legal effect in the UK as a result of Brexit, they may, nevertheless, inform the UK government’s developing legislative approach in relation to ESG and the disclosure requirements applicable to our UK regulated entities. In the event divergent ESG disclosure obligations arise between the UK and the EU, this may also present an increased compliance risk if we are required to comply with different regulatory standards.
In the U.S., the SEC has examined the methodology used by ESG funds for determining socially responsible investments. On October 30, 2020, the Department of Labor (the “DOL”) finalized a rule intended to clarify the fiduciary requirements for investment managers of “plan assets” considering non-pecuniary factors (including ESG) when investing. At the time, it was believed that this rule could cause a chilling effect on U.S. pension plans subject to ERISA investing in funds that have an ESG component, which includes some of our funds. On October 14, 2021, the DOL published yet another rule related to fiduciary requirements for ERISA plan fiduciaries when considering ESG factors in selecting investments. While the proposed rule is designed in part to address fiduciary duty-related uncertainties for U.S. pension plans subject to ERISA when investing in funds that have an ESG component, it is unclear whether the proposed rule will be finalized, or finalized in its proposed form, or whether the rule will provide sufficient certainty for U.S. pension plans in connection with investment decision-making associated with funds that have an ESG component. Should these plan investors decide not to invest in our funds that have an ESG component, we may not be able to maintain or increase the size of these funds or raise sufficient capital for new funds that have an ESG component, which may adversely impact our revenues.
We may consider ESG factors in connection with investments for certain of our funds, and certain of our funds are constructed with specific ESG or impact components. ESG factors are not universally agreed upon or accepted by investors, and our consideration of ESG factors or construction of specific ESG or impact funds could attract opposition from certain segments of our existing and potential investor base. Any actual opposition to our consideration of ESG factors could impact our ability to maintain or raise capital for our funds, which may adversely impact our revenues. In addition, if regulators, which are increasingly focused on ESG matters, disagree with the procedures or standards we use for ESG and impact investing, or new regulation or legislation requires a methodology of measuring or disclosing ESG impact that is different from our current practice, our business and reputation could be adversely affected.
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
We rely on certain of these exemptions. As a result, we do not have a compensation committee consisting entirely of independent directors and our directors were not nominated or selected solely by independent directors. We may also rely on the other exemptions so long as we qualify as a controlled company. To the extent we rely on any of these exemptions, holders of our Class A common stock will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.
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
We cannot predict whether our multi-class structure will result in a lower or more volatile market price of Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. In 2017, S&P Dow Jones and FTSE Russell announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures and companies with little or no voting rights in the hands of non-restricted shareholders to be included in their indices. Beginning in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under the announced policies, our multi-class capital structure would make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices will not be investing in our stock. It is as of yet unclear what effect, if any, these policies will have on the valuations of publicly traded companies excluded from the indices, but it is possible that they may depress these valuations compared to those of other similar companies that are included. Because of our multi-class structure, we will likely be excluded from certain of these indices and we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from stock indices would likely preclude investment by many of these funds and could make shares of our Class A common stock less attractive to other investors. As a result, the market price of shares of our Class A common stock could be adversely affected.
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

Risks Related to Being a Public Company
We previously identified a material weakness in our internal control over financial reporting and may identify material weaknesses in the future or otherwise fail to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act, which could have a material adverse effect on our business and stock price.
We are required to comply with the SEC’s rules implementing Section 302 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and beginning with this annual report on Form 10-K, we are required to comply with the SEC’s rules implementing Section 404 of the Sarbanes-Oxley Act, which requires management provide an annual management report on the effectiveness of controls over financial reporting. Additionally, once we no longer qualify as an “emerging growth company,” we will be required to have our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. An adverse report may be issued in the event our independent registered public accounting firm is not satisfied with the level at which our controls are documented, designed or operating.
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
Subsequent to the issuance of the Company’s consolidated financial statements as of and for the year ended December 31, 2020, and following the issuance of the SEC Statement, management identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants. Specifically, our controls to evaluate the accounting for warrants issued by CFAC did not operate effectively to appropriately apply the provisions of ASC 815-40. This material weakness resulted in a restatement of our previously issued financial statements. To remediate the material weakness in the Company’s internal control over financial reporting, the Company implemented additional review procedures, additional training and enhancements to the accounting policy related to the accounting for warrants to determine proper accounting in accordance with GAAP. After completion of these items, the Company’s management believes the previously identified material weakness has been remediated as of September 30, 2021. The Company’s management also concluded that our internal control over financial reporting was effective as of December 31, 2021.
If we fail to identify or remediate any additional material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is ineffective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, we could fail to meet our reporting obligations or be required to restate our financial statements for prior periods. Investors may also lose confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock and warrants could be negatively affected, and we could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources.
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
Following the expiration of the Business Combination Lock-up Period, the voting parties will not be restricted from selling shares of our Class A common stock held by them or that may be received by them in exchange for Grosvenor common units, our Class C common stock or warrants, as the case may be, other than by applicable securities laws. As such, sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock. As of February 23, 2022, the GCMH Equityholders owned approximately 77% of the Grosvenor common units. As restrictions on resale end and registration statements for the sale of shares of our Class A common stock and warrants by the parties to the Registration Rights Agreement are available for use, the sale or possibility of sale of these shares of Class A common stock and warrants could have the effect of increasing the volatility in the market price of our Class A common stock or warrants, or decreasing the market price itself.

Warrants are exercisable for our Class A common stock, which may increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
As of February 23, 2022, there were 20,497,764 outstanding warrants to purchase 20,497,764 shares of our Class A common stock at an exercise price of $11.50 per share. To the extent such warrants are exercised, additional shares of our Class A common stock will be issued, which will result in dilution to the holders of our Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Class A common stock.
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
Under the terms of the Warrant Agreement, we are obligated to file and maintain an effective registration statement under the Securities Act, covering the issuance of shares of our Class A common stock issuable upon exercise of the warrants. We cannot assure you that we will be able to maintain an effective registration statement if, for example, any facts or events arise that represent a fundamental change in the information set forth in the registration statement or prospectus, the consolidated financial statements contained or incorporated by reference therein are not current or correct or we are required to address any comments the SEC may issue in connection with such registration statement. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we are required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder or an exemption from registration is available. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of common stock for sale under all applicable state securities laws.
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
Through December 31, 2021 we spent $6.9 million to reduce shares of Class A common stock to be issued to employees in satisfaction of associated tax obligations in connection with the settlement of vested restricted stock units, $1.3 million to repurchase the Company’s outstanding warrants to purchase Class A common stock and $0.9 million to repurchase shares of Class A common stock. As of December 31, 2021, $15.9 million remains available under our stock repurchase plan.
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
ITEM 3. LEGAL PROCEEDINGS
From time to time, we are a defendant in various lawsuits related to our business. We do not believe that the outcome of any current litigation will have a material effect on our consolidated statements of financial condition or statements of income.
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

Part II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Equity
Our Class A common stock and warrants are listed on the Nasdaq Global Market under the symbols “GCMG” and “GCMGW,” respectively.
Holders of Record
As of February 23, 2022, there were approximately 43,979,567 shares of our Class A common stock outstanding and 20,497,764 warrants to purchase our Class A common stock outstanding, with 6 and 2 holders of record of our Class A common stock and warrants, respectively. The number of record holders does not include persons who held shares of our Class A common stock in nominee or “street name” accounts through brokers.
Dividend Policy
On February 10, 2022, the Company declared a quarterly dividend of $0.10 per share of Class A common stock to record holders as of the close of business on March 1, 2022. The payment date will be March 15, 2022.
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

Issuer Purchases of Equity Securities
The following table represents our purchases of Class A common stock and warrants during the three months ended December 31, 2021 for the periods indicated:

	Total Number of Warrants/Shares Purchased[1]		Average Price Paid Per Warrant	Average Price Paid Per Share	Total Number of Warrants Purchased as Part of Publicly Announced Plans or Programs	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs[2]
	Warrants	Common Stock
October 1-31, 2021	86,495	—	$1.89	—	329,890	—	$17,452,454
November 1-30, 2021	145,384	—	$2.01	—	475,274	—	$17,160,536
December 1-31, 2021	206,526	78,730	$1.78	$11.26	681,800	78,730	$15,906,861
Total	438,405	78,730			681,800	78,730
(1)Excludes 615,285 shares of Class A common stock equivalents purchased for $6.9 million that we are deemed to have repurchased in 2021 in conjunction with the payment of tax liabilities in respect of stock delivered to our employees in settlement of vested restricted stock units.
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

Stock Performance Graph
The following graph depicts the total return to stockholders from the closing price on November 18, 2020 (the date our Class A common stock began trading on Nasdaq) through December 31, 2021, relative to the performance of S&P 500 and S&P Composite 1500 Financials. The graph assumes $100 invested on November 18, 2020, and dividends reinvested in the security or index.
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
Unregistered Sales of Equity Securities
None.
ITEM 6. RESERVED

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
Overview
We are a leading alternative asset management solutions provider that invests across all major alternative investment strategies. We invest on a primary, secondary, co-investment and direct basis. We operate customized separate accounts and commingled funds. We collaborate with our clients to invest on their behalf across the private and public markets, either through portfolios customized to meet a client’s specific objectives or through specialized commingled funds that are developed to meet broad market demands for strategies and risk-return objectives.
We operate at scale across the full range of private markets and absolute return strategies. Private markets and absolute return strategies are primarily defined by the liquidity of the underlying securities purchased, the length of the client commitment, and the form and timing of incentive fees. For private markets strategies, clients generally commit to invest over a three-year time period and have an expected duration of seven years or more. In private markets strategies, carried interest is typically based on realized gains on liquidation of the investment. For absolute return strategies, the securities tend to be more liquid, clients have the ability to redeem assets more regularly, and performance fees can be earned on an annual basis. We offer the following investment strategies:
•Private Equity
•Infrastructure
•Real Estate
•Absolute Return Strategies
•Alternative Credit
•ESG and Impact Strategies
Our clients include large, sophisticated, global institutional investors who rely on our investment expertise and differentiated investment access to navigate the alternatives market, but also include a growing non-institutional client base. As one of the pioneers of the customized separate account solutions, we are equipped to provide investment services to clients with a wide variety of needs, internal resources and investment objectives, and our client relationships are deep and frequently span decades.
Trends Affecting Our Business
As a global alternative asset manager, our results of operations are impacted by a variety of factors, including conditions in the global financial markets and economic and political environments, particularly in the United States, Europe, Asia-Pacific, Latin America and the Middle East. In the current interest rate environment and as public equities are not able to achieve expected returns, there is increased investor demand for alternative investments to achieve higher yields. In addition, increased equity market volatility can also contribute to increased investor demand for alternative strategies. Finally, the opportunities in private markets continue to expand as firms raise new funds and launch new vehicles and products to access private markets across the globe.
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
The COVID-19 pandemic has impacted, and may further impact, our business in various ways, including but not limited to the following:
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

•A slowdown in fundraising activity has in the past resulted in delayed or decreased management fees and could result in delayed or decreased management fees in the future compared to prior periods.
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
We believe COVID-19’s adverse impact on our business, financial condition and results of operations will be significantly driven by a number of factors that we are unable to predict or control, including, for example: the severity and duration of the pandemic, including the timing of vaccination of the global population or the availability of a treatment for COVID-19; the impact of new variants of COVID-19; the pandemic’s impact on the U.S. and global economies; the timing, scope and effectiveness of additional governmental responses to the pandemic; the timing and path of economic recovery; and the negative impact on our clients, counterparties, vendors and other business partners that may indirectly adversely affect us.
As of December 31, 2021, we believe we have adequate liquidity with approximately $96.2 million in available cash and $48.2 million of available borrowing capacity under our Revolving Credit Facility (defined below). For more information on our Credit Facilities, see “—Liquidity and Capital Resources—Indebtedness”.
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

Organizational Structure
The diagram below depicts our current organizational structure:

GCM V, LLC ("GCM V")
Public Stockholders
Class C Common Stock
Economic: 0%
Voting: ~75%
Class A Common Stock
and Warrants for
Class A Common Stock
Economic: ~100%
Voting: ~25%
GCM Grosvenor Inc.
("GCMG")
Warrants for Class A
Common Stock
Sole Member
100% Economic and Voting
GCMH Equityholders
GCM Grosvenor Holdings, LLC
("IntermediateCo")
Limited Partners
Common Units
Economic: ~77%
Voting: 0%
General Partner
Common Units and
Warrants for Common Units
Economic: ~23%
Voting: 100%
GCM Grosvenor Operating Businesses
Grosvenor Capital Management Holdings, LLLP and its
Subsidiaries

Note: The diagram depicts a simplified version of our structure and does not include all legal entities in our structure. Approximate ownership percentages are as of February 23, 2022.

1 Mr. Sacks, the chairman of our board of directors and our chief executive officer, ultimately owns and controls GCM V. The address for Mr. Sacks is c/o GCM Grosvenor, 900 North Michigan Avenue, Suite 1100, Chicago, Illinois 60611.
2 Percentage of combined voting power represents voting power with respect to all shares of Class A common stock and Class C common stock, voting together as a single class. Each holder of Class A common stock is entitled to one vote per share, and each holder of Class C common stock is entitled to the lesser of (i) 10 votes per share and (ii) the Class C Share Voting Amount on all matters submitted to stockholders for their vote or approval. From and after the Sunset Date, holders of Class C Common Stock will be entitled to one vote per share. Class C common stock does not have any of the economic rights (including rights to dividends and distributions upon liquidation) associated with Class A common stock.
3 Each warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment.
4 Mr. Sacks is the ultimate managing member of each of (i) Holdings, (ii) Management LLC, (iii) Holdings II, and (iv) GCM Progress Subsidiary LLC, a Delaware limited liability company (collectively, the “GCMH Equityholders”). Any distribution of proceeds derived from the securities held by the GCMH Equityholders is shared among the respective members of such entities in accordance with the applicable operating agreements of such entities.
5 Common Units may be exchanged on a one-for-one basis for shares of Class A common stock or, at our election, for cash, pursuant to and subject to the restrictions set forth in the A&R LLLPA.
Components of Results of Operations
Revenues
We generate revenues from management fees and incentive fees, which includes carried interest and performance fees. Contracts which earn us management fees and incentive fees are evaluated as contracts with customers under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Under ASC 606, we are required to (a) identify the contract(s) with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract, and (e) recognize revenue when (or as) we satisfy our performance obligation.

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
We provided investment management/advisory services on assets of $72.1 billion, $61.9 billion, and $57.7 billion as of December 31, 2021, 2020 and 2019, respectively.
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
Agreements generally include a clawback provision that, if triggered, would require us to return up to the cumulative amount of carried interest distributed, typically net of tax, upon liquidation of those funds, if the aggregate amount paid as carried interest exceeds the amount actually due based upon the aggregate performance of each fund. We have defined the portion to be deferred as the amount of carried interest, typically net of tax, that we would be required to return if all remaining investments had no value as of the end of each reporting period. As of December 31, 2021, deferred revenue relating to constrained realized carried interest was approximately $6.6 million.

Assets under management that are subject to carried interest, excluding investments of the firm and our professionals from which we generally do not earn incentive fees, were approximately $35.4 billion as of December 31, 2021.
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
Assets under management that are subject to performance fees, excluding investments of the firm and our professionals from which we generally do not earn incentive fees, were approximately $14.5 billion as of December 31, 2021.
Other Operating Income
Other operating income primarily consists of administrative fees from certain private investment vehicles where we perform a full suite of administrative functions but do not manage or advise and have no discretion over the capital.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits primarily consists of (1) cash-based employee compensation and benefits (2) equity-based compensation (3) partnership interest-based compensation, (4) carried interest compensation, (5) cash-based incentive fee related compensation and (6) other non-cash compensation. Bonus and incentive fee related compensation is generally determined by our management and is discretionary taking into consideration, among other things, our financial results and the employee’s performance. In addition, various individuals, including certain senior professionals have been awarded partnership interests and restricted stock units (“RSUs”). These partnership interests grant the recipient the right to certain cash distributions from GCMH Equityholders’ profits to the extent such distributions are authorized, resulting in non-cash profits interest compensation expense. Certain employees and former employees are also entitled to a portion of the carried interest and performance fees realized from certain GCM Funds, which is payable upon a realization of the carried interest or performance fees. The Company recognizes non-cash compensation expense attributable to the RSUs on a straight-line basis over the requisite service period, which is generally the vesting period.
General, Administrative and Other
General, administrative and other consists primarily of professional fees, travel and related expenses, communications and information services, occupancy, fund expenses, depreciation and amortization, and other costs associated with our operations. As a result of the completion of the Transaction, we incur, and expect that we will continue to incur, additional expenses as a result of costs associated with being a public company as compared to periods prior to the Transaction.
Net Other Income (Expense)
Investment income (loss)
Investment income (loss) primarily consists of gains and losses arising from our equity method investments.

Interest Expense
Interest expense includes interest paid and accrued on our outstanding debt, along with the amortization of deferred debt issuance costs, incurred from debt issued by us, including the Term Loan Facility and the Revolving Credit Facility entered into by us.
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

Results of Operations
The following is a discussion of our consolidated results of operations for the years ended December 31, 2021 and 2020. This information is derived from our accompanying Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). A discussion of our consolidated results of operations for the year ended December 31, 2020 as compared to the year ended December 31, 2019 is included in the Company’s Annual Report on Form 10-K, as amended, filed with the SEC on May 10, 2021.

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Revenues
Management fees	$351,216	$310,745	$324,716
Incentive fees	173,853	111,650	84,165
Other operating income	6,523	7,586	7,513
Total operating revenues	531,592	429,981	416,394

Expenses
Employee compensation and benefits	333,837	388,465	242,967
General, administrative and other	88,351	84,631	88,458
Total operating expenses	422,188	473,096	331,425
Operating income (loss)	109,404	(43,115)	84,969
Investment income	52,495	10,742	7,521
Interest expense	(20,084)	(23,446)	(25,680)
Other income (expense)	3,394	(9,562)	(4,494)
Change in fair value of warrant liabilities	7,853	(13,315)	—
Net other income (expense)	43,658	(35,581)	(22,653)
Income (loss) before income taxes	153,062	(78,696)	62,316
Provision for income taxes	10,993	4,506	2,318
Net income (loss)	142,069	(83,202)	59,998
Less: Net income attributable to redeemable noncontrolling interest	19,827	14,069	—
Less: Net income attributable to noncontrolling interests in subsidiaries	36,912	11,617	13,221
Less: Net income (loss) attributable to noncontrolling interests in GCMH	63,848	(112,937)	46,777
Net income attributable to GCM Grosvenor Inc.	$21,482	$4,049	$—
Revenues

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Private markets strategies	$175,447	$149,990	$150,985
Absolute return strategies	165,397	152,349	167,023
Fund expense reimbursement revenue	10,372	8,406	6,708
Total management fees	351,216	310,745	324,716
Incentive fees	173,853	111,650	84,165
Administrative fees	5,111	6,775	6,684
Other	1,412	811	829
Total other operating income	6,523	7,586	7,513
Total operating revenues	$531,592	$429,981	$416,394

Management fees increased $40.5 million, or 13%, to $351.2 million, for the year ended December 31, 2021 compared to the year ended December 31, 2020. Private market strategies fees increased $25.5 million, primarily due to a $17.0 million increase in fees related to private markets strategies specialized funds, including a $8.6 million increase in catch-up management fees, and a $8.5 million increase in fees related to private markets strategies customized separate accounts. Additionally, there was a $13.0 million increase in absolute return strategies fees, primarily due to increases in FPAUM from investment gains, as well as a $2.0 million increase in fund expense reimbursement revenue.
Incentive fees consisted of carried interest of $121.9 million and $58.9 million and performance fees of $51.9 million and $52.7 million for the years ended December 31, 2021 and 2020, respectively. Incentive fees increased $62.2 million, or 56%, to $173.9 million, for the year ended December 31, 2021 compared to the year ended December 31, 2020, due to a $63.0 million increase in carried interest, partially offset by a $0.8 million decrease in performance fees. The increase in carried interest is primarily due to higher distributions from liquidation of underlying carry funds and customized separate accounts during the year ended December 31, 2021 as compared to the year ended December 31, 2020.
Expenses
Employee Compensation and Benefits

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cash-based employee compensation and benefits	$162,901	$165,830	$169,862
Equity-based compensation	44,190	—	—
Partnership interest-based compensation	27,671	172,358	30,233
Carried interest compensation	67,773	34,259	38,842
Cash-based incentive fee related compensation	28,002	11,454	—
Other non-cash compensation	3,300	4,564	4,030
Total employee compensation and benefits	$333,837	$388,465	$242,967
Employee compensation and benefits decreased $54.6 million, or 14%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. Cash-based employee compensation and benefits of $162.9 million for the year ended December 31, 2021 was largely consistent with the year ended December 31, 2020. Equity-based compensation increased to $44.2 million for the year ended December 31, 2021 due to expense amortization on RSUs primarily granted on March 1, 2021 as a result of our Transaction to become a public company. Partnership interest-based compensation decreased $144.7 million, or 84%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to lower distributions during the year ended December 31, 2021 as compared to in the year ended December 31, 2020, as well as changes in the valuation of and amendments to partnership interest-based awards during the year ended December 31, 2020, which resulted in additional expense recognition in the prior year. Carried interest compensation and cash-based incentive fee related compensation increased $33.5 million and $16.5 million, respectively, for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to higher realized carried interest during the year ended December 31, 2021.
General, Administrative and Other
General, administrative and other increased $3.7 million, or 4%, to $88.4 million, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily due to an increase in professional fees, including fees related to the amendment of our senior secured term loan facility (the “Term Loan Facility”) in the first quarter, and costs to operate as a public company, partially offset by lower amortization expense due to the end of useful life of certain intangible assets.
Net Other Income (Expense)
Investment income was $52.5 million for the year ended December 31, 2021 compared to investment income of $10.7 million for the year ended December 31, 2020, primarily due to the change in value of private and public market investments, including strong performance in private markets investments in the year ended December 31, 2021.

Interest expense decreased $3.4 million, or 14%, to $20.1 million, for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to a lower average principal amount outstanding at a lower effective interest rate during December 31, 2021.
Other income (expense) was $3.4 million for the year ended December 31, 2021 compared to other income (expense) of $(9.6) million the year ended December 31, 2020. The change is primarily due to the change in unrealized loss related to interest rate derivatives due to decreases in market interest rates and the subsequent termination of interest rate derivatives during the first quarter of 2021, as well as the disgorgement of $1.3 million in statutory short-swing “profits” from a public stockholder of our Class A common stock during the year ended December 31, 2021.
Change in fair value of warrant liabilities of $7.9 million for the year ended December 31, 2021 was due to a decrease in the fair value of the warrants from December 31, 2020 to December 31, 2021.
Provision for Income Taxes
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
The Company’s effective tax rate was 7% and (6)% for the years ended December 31, 2021 and 2020, respectively. Our overall effective tax rate is less than the statutory rate primarily because a portion of income is allocated to noncontrolling interests, and the tax liability on such income is borne by the holders of such noncontrolling interests.
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

	Year Ended December 31, 2021
	(in millions)
	Private Markets Strategies	Absolute Return Strategies	Total
Fee-paying AUM
Balance, beginning of period	$27,839	$24,130	$51,969
Contributions	7,015	2,316	9,331
Withdrawals	(28)	(2,137)	(2,165)
Distributions	(2,663)	(319)	(2,982)
Change in market value	596	1,646	2,242
Foreign exchange and other	321	(61)	260
Balance, end of period	$33,080	$25,575	$58,655

	Year Ended December 31, 2020
	(in millions)
	Private Markets Strategies	Absolute Return Strategies	Total
Fee-paying AUM
Balance, beginning of period	$26,477	$23,556	$50,033
Contributions	3,563	1,625	5,188
Withdrawals	—	(3,386)	(3,386)
Distributions	(2,022)	(256)	(2,278)
Change in market value	(2)	2,721	2,719
Foreign exchange and other	(177)	(130)	(307)
Balance, end of period	$27,839	$24,130	$51,969
Contracted, not yet fee-paying AUM represents limited partner commitments during the initial commitment or investment period where fees are not yet being charged, but are expected to be charged in the future based on invested capital (capital committed to underlying investments) or on a ratable ramp-in of total commitments.

	As of December 31,
	2021	2020	2019
	(in millions)
Contracted, not yet Fee-Paying AUM	$7,683	$7,057	$5,153
AUM	$72,130	$61,943	$57,746
Year Ended December 31, 2021
FPAUM increased $6.7 billion, or 13%, to $58.7 billion during the year ended December 31, 2021 due to $9.3 billion of contributions and a $2.2 billion increase in market value, partially offset by $3.0 billion and $2.2 billion of distributions and withdrawals, respectively.
•Private markets strategies FPAUM increased $5.2 billion, or 19%, to $33.1 billion as of December 31, 2021, primarily due to $7.0 billion of contributions, a $0.6 billion increase in market value, partially offset by $2.7 billion of distributions.
•Absolute return strategies FPAUM increased $1.4 billion, or 6%, to $25.6 billion as of December 31, 2021, primarily due to $2.3 billion of contributions and a $1.6 billion increase in market value, partially offset by $2.1 billion and $0.3 billion of withdrawals and distributions, respectively.
Contracted, not yet fee-paying AUM increased $0.6 billion, or 9%, to $7.7 billion during the year ended December 31, 2021 due to the closing of new commitments during the period net of reductions for Contracted, not yet fee-paying AUM that became fee-paying AUM during the period.
AUM increased $10.2 billion, or 16%, to $72.1 billion during the year ended December 31, 2021, primarily driven by changes in FPAUM and Contracted, not yet fee-paying AUM, as well as mark to market increases that did not impact FPAUM.
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

Summary of Non-GAAP Financial Measures

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Revenues
Private markets strategies	$175,447	$149,990	$150,985
Absolute return strategies	165,397	152,349	167,023
Management fees, net (1)	340,844	302,339	318,008
Administrative fees and other operating income	6,523	7,586	7,513
Fee-Related Revenue	347,367	309,925	325,521
Less:
Cash-based employee compensation and benefits, net (2)	(159,791)	(158,194)	(165,212)
General, administrative and other, net (1,3)	(67,175)	(56,662)	(72,215)
Fee-Related Earnings	120,401	95,069	88,094
Incentive fees:
Performance fees	51,947	52,726	14,413
Carried interest	121,906	58,924	69,752
Incentive fee related compensation and NCI:
Cash-based incentive fee related compensation	(28,002)	(11,454)	—
Carried interest compensation, net (4)	(69,079)	(34,970)	(39,560)
Carried interest attributable to noncontrolling interests	(21,304)	(16,089)	(11,344)
Realized investment income, net of amount attributable to noncontrolling interests in subsidiaries (5)	1,496	—	—
Interest income	18	377	1,064
Other (income) expense	60	147	(142)
Depreciation	1,688	2,314	2,544
Adjusted EBITDA	179,131	147,044	124,821
Depreciation	(1,688)	(2,314)	(2,544)
Interest expense	(20,084)	(23,446)	(25,680)
Adjusted Pre-Tax Income	157,359	121,284	96,597
Adjusted income taxes (6)	(38,553)	(30,321)	(24,149)
Adjusted Net Income	$118,806	$90,963	$72,448
____________
(1)    Excludes fund reimbursement revenue of $10.4 million, $8.4 million and $6.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(2)    Excludes severance expense of $3.1 million, $7.6 million and $4.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(3)    Excludes amortization of intangibles of $2.3 million, $7.5 million and $7.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. Also excludes corporate transaction-related costs of $7.8 million, $11.6 million and $0.8 million for the years ended December 31, 2021, 2020 and 2019, respectively, and non-core expenses of $0.6 million, $0.5 million and $1.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(4)    Excludes the impact of non-cash carried interest expense of $1.3 million, $0.7 million, and $0.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(5)    Investment income or loss is generally realized when the Company redeems all or a portion of its investment or when the Company receives or is due cash, such as from dividends or distributions. Amounts were de minimis for periods prior to the Mosaic repurchase on July 2, 2021.
(6)    Represents corporate income taxes at a blended statutory rate of 24.5% applied to Adjusted Pre-Tax Income for 2021 and a 25.0% rate for 2020 and periods prior. The 24.5% and 25.0% are based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 3.5% and 4.0%, respectively. As we were not subject to U.S. federal and state income taxes prior to the Transaction, the blended statutory rate of 25.0% has been applied to periods prior to the Transaction for comparability purposes.

Net Incentive Fees Attributable to GCM Grosvenor
Net incentive fees are used to highlight fees earned from incentive fees that are attributable to GCM Grosvenor. Net incentive fees represent incentive fees excluding (a) incentive fees contractually owed to others and (b) cash-based incentive fee related compensation.
The following table shows reconciliations of incentive fees to net incentive fees attributable to GCM Grosvenor for the years ended December 31, 2021, 2020 and 2019, respectively:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Incentive fees:
Performance fees	$51,947	$52,726	$14,413
Carried interest	121,906	58,924	69,752
Less incentive fees contractually owed to others:
Cash carried interest compensation	(67,773)	(34,259)	(38,842)
Non-cash carried interest compensation	(1,306)	(711)	(718)
Carried interest attributable to redeemable noncontrolling interest holder	(8,059)	(7,751)	—
Carried interest attributable to other noncontrolling interest holders, net	(13,245)	(8,338)	(11,344)
Firm share of incentive fees(1)	83,470	60,591	33,261
Less: Cash-based incentive fee related compensation	(28,002)	(11,454)	—
Net Incentive Fees Attributable to GCM Grosvenor	$55,468	$49,137	$33,261
(1) Firm share represents incentive fees net of contractual obligations but before discretionary cash based incentive compensation.
Adjusted Pre-Tax Income, Adjusted Net Income and Adjusted EBITDA
Adjusted Pre-Tax Income, Adjusted Net Income and Adjusted EBITDA are non-GAAP measures used to evaluate our profitability.
Adjusted Pre-Tax Income represents net income attributable to GCM Grosvenor Inc. including (a) net income (loss) attributable to GCMH, excluding (b) provision for income taxes, (c) changes in fair value of derivatives and warrants, (d) amortization expense, (e) partnership interest-based and non-cash compensation, (f) equity-based compensation, (g) unrealized investment income, (h) changes in TRA liability and (i) certain other items that we believe are not indicative of our core performance, including charges related to corporate transactions and employee severance. We believe Adjusted Pre-Tax Income is useful to investors because it provides additional insight into the operating profitability of our business.
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
The following table shows reconciliations of net income attributable to GCM Grosvenor Inc. and Adjusted Pre-Tax Income, Adjusted Net Income and Adjusted EBITDA for the years ended December 31, 2021, 2020 and 2019, respectively:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Adjusted Pre-Tax Income & Adjusted Net Income
Net income attributable to GCM Grosvenor Inc.	$21,482	$4,049	$—
Plus:
Net income (loss) attributable to noncontrolling interests in GCMH	63,848	(112,937)	46,777
Provision for income taxes	10,993	4,506	2,318
Change in fair value of derivatives	(1,934)	8,572	5,417
Change in fair value of warrants	(7,853)	13,315	—
Amortization expense	2,332	7,504	7,794
Severance	3,110	7,636	4,650
Transaction expenses (1)	7,827	11,603	770
Loss on extinguishment of debt	675	1,514	—
Changes in TRA liability and other (2)	(1,372)	380	905
Partnership interest-based compensation	27,671	172,358	30,233
Equity-based compensation	44,190	—	—
Other non-cash compensation	3,300	4,564	4,030
Less:
Unrealized investment income, net of noncontrolling interests	(15,604)	(1,069)	(5,579)
Non-cash carried interest compensation	(1,306)	(711)	(718)
Adjusted Pre-Tax Income	157,359	121,284	96,597
Less:
Adjusted income taxes (3)	(38,553)	(30,321)	(24,149)
Adjusted Net Income	$118,806	$90,963	$72,448

Adjusted EBITDA
Adjusted Net Income	$118,806	$90,963	$72,448
Plus:
Adjusted income taxes (3)	38,553	30,321	24,149
Depreciation expense	1,688	2,314	2,544
Interest expense	20,084	23,446	25,680
Adjusted EBITDA	$179,131	$147,044	$124,821
____________
(1)    Represents 2021 expenses related to a debt offering, other contemplated corporate transactions, and other public company transition expenses, 2020 expenses related to the Mosaic transaction and the Transaction and 2019 expenses related to the Mosaic transaction.
(2)    For the year ended December 31, 2021, includes $1.3 million that was recognized as other income related to the disgorgement of statutory short-swing “profits” from a holder of our Class A common stock.
(3)    Represents corporate income taxes at a blended statutory rate of 24.5% applied to Adjusted Pre-Tax Income for 2021 and a 25.0% rate for 2020 and periods prior. The 24.5% and 25.0% are based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 3.5% and 4.0%, respectively. As we were not subject to U.S. federal and state income taxes prior to the Transaction, the blended statutory rate of 25.0% has been applied to periods prior to the Transaction for comparability purposes.
Adjusted Net Income Per Share
The following table shows a reconciliation of diluted weighted-average shares of Class A common stock outstanding to adjusted shares outstanding used in the computation of adjusted net income per share for the years ended December 31, 2021, 2020 and 2019, respectively.

	Year Ended December 31,
$000, except per share amounts	2021	2020 (1)	2019 (1)
	(in thousands, except share and per share amounts)
Adjusted Net Income Per Share
Adjusted Net Income	$118,806	$90,963	$72,448

Weighted-average shares of Class A common stock outstanding - basic	43,765,651	39,984,515	39,984,515
Exercise of private warrants - incremental shares under the treasury stock method	90,062	—	—
Exercise of public warrants - incremental shares under the treasury stock method	691,396	—	—
Exchange of partnership units	144,235,246	144,235,246	144,235,246
Assumed vesting of RSUs - incremental shares under the treasury stock method	277,019	—	—
Weighted-average shares of Class A common stock outstanding - diluted	189,059,374	184,219,761	184,219,761
Effective dilutive warrants, if antidilutive for GAAP	—	897,152	897,152
Adjusted shares - diluted	189,059,374	185,116,913	185,116,913

Adjusted Net Income Per Share - Diluted	$0.63	$0.49	$0.39
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
The following table shows reconciliations of Adjusted EBITDA to Fee-Related Earnings for the years ended December 31, 2021, 2020 and 2019, respectively:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Adjusted EBITDA	$179,131	$147,044	$124,821
Less:
Incentive fees	(173,853)	(111,650)	(84,165)
Depreciation expense	(1,688)	(2,314)	(2,544)
Other non-operating expense	(78)	(524)	(922)
Realized investment income, net of amount attributable to noncontrolling interests in subsidiaries (1)	(1,496)	—	—
Plus:
Incentive fee-related compensation	97,081	46,424	39,560
Carried interest attributable to redeemable noncontrolling interest holder	8,059	7,751	—
Carried interest attributable to other noncontrolling interest holders, net	13,245	8,338	11,344
Fee-Related Earnings	$120,401	$95,069	$88,094
____________
(1)    Amounts were de minimis for periods prior to the Mosaic repurchase on July 2, 2021.
Liquidity and Capital Resources
We have historically financed our operations and working capital through net cash provided by operating activities and borrowings under our Term Loan Facility and Revolving Credit Facility (each as defined below). As of December 31, 2021, we had $96.2 million of cash and cash equivalents and available borrowing capacity of $48.2 million under our Revolving Credit Facility. Our primary cash needs are to fund working capital requirements, invest in growing our business, make investments in GCM Funds, make scheduled principal payments and interest payments on our outstanding indebtedness, pay dividends to holders of our Class A common stock, and pay tax distributions to members. Additionally, as a result of the Transaction, we need cash to make payments under the Tax Receivable Agreement. We expect that our cash flow from operations, current cash and cash equivalents and available borrowing capacity under our Revolving Credit Facility will be sufficient to fund our operations and planned capital expenditures and to service our debt obligations for the next twelve months.
We are required to maintain minimum net capital balances for regulatory purposes for our Japan, Hong Kong, United Kingdom and U.S. broker-dealer subsidiaries. These net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of December 31, 2021 we are in compliance with these regulatory requirements.
Cash Flows

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net cash provided by operating activities	$178,803	$68,170	$96,193
Net cash provided by (used in) investing activities	(28,114)	(5,531)	6,130
Net cash provided by (used in) financing activities	(251,274)	54,757	(90,871)
Effect of exchange rate changes on cash	(1,376)	884	314
Net increase (decrease) in cash and cash equivalents	$(101,961)	$118,280	$11,766
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

Net cash provided by operating activities was $178.8 million and $68.2 million for the years ended December 31, 2021 and 2020, respectively. These operating cash flows were primarily driven by:
•net income (loss) of $142.1 million and $(83.2) million for the years ended December 31, 2021 and 2020, respectively, adjusted for $29.5 million and $203.8 million of non-cash activities, respectively, as well as changes in working capital; and
•proceeds received from investments of $21.3 million and $8.1 million for the years ended December 31, 2021 and 2020, respectively.
Net Cash Used in Investing Activities
Net cash used in investment activities was $(28.1) million and $(5.5) million for the years ended December 31, 2021 and 2020, respectively. These investing cash flows were primarily driven by:
•purchases of premises and equipment of $(0.6) million and $(1.3) million during the years ended December 31, 2021 and 2020, respectively; and
•contributions/subscriptions to investments of $(40.3) million and $(23.9) million during the years ended December 31, 2021 and 2020, respectively; partially offset by
•distributions from investments of $11.5 million and $19.7 million during the years ended December 31, 2021 and 2020, respectively.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by (used in) financing activities was $(251.3) million and $54.8 million for the years ended December 31, 2021 and 2020, respectively. These financing activities were primarily driven by:
•capital contributions received from noncontrolling interest holders of $3.5 million and $177.8 million during the years ended December 31, 2021 and 2020, respectively;
•capital distributions paid to partners and member of $(77.9) million and $(153.7) million during the years ended December 31, 2021 and 2020, respectively;
•capital distributions paid to noncontrolling interest holders of $(81.2) million and $(39.8) million during the years ended December 31, 2021 and 2020, respectively;
•the exercise of the Mosaic call option for $(150.1) million during the year ended December 31, 2021;
•proceeds from the Term Loan Facility issuance of $110.0 million during the year ended December 31, 2021;
•principal payments on the Term Loan Facility of $(53.3) million and $(91.2) million during the years ended December 31, 2021 and 2020, respectively;
•proceeds from the Revolving Credit Facility of $20.0 million during the year ended December 31, 2020;
•principal payments on the Revolving Credit Facility of $(45.0) million during the year ended December 31, 2020;
•debt issuance costs of $(3.1) million during the year ended December 31, 2021;
•capital contributions related to the Transaction, net of underwriting and offering related costs, of $179.9 million during the year ended December 31, 2020;
•payments to repurchase Class A common stock of $(0.9) million during the year ended December 31, 2021;
•proceeds from exercise of warrants of $24.5 million and $6.7 million during the years ended December 31, 2021 and 2020, respectively;
•the repurchase of warrants of $(1.3) million during the year ended December 31, 2021;
•the settlement of equity-based compensation in satisfaction of withholding tax requirements of $(6.9) million during the year ended December 31, 2021; and
•dividends paid of $(14.5) million during the year ended December 31, 2021.

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
On June 23, 2021, the Company further amended its Term Loan Facility to increase the aggregate principal amount from $290.0 million to $400.0 million. As of December 31, 2021, GCMH had borrowings of $397.0 million outstanding under the Term Loan Facility and no outstanding balance under the Revolving Credit Facility.
See Note 15 of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a summary of our outstanding indebtedness.
Dividend Policy
We are a holding company with no material assets other than our indirect ownership of equity interests in GCMH and certain deferred tax assets. As such, we do not have any independent means of generating revenue. However, management of GCM Grosvenor expects to cause GCMH to make distributions to its members, including us, in an amount at least sufficient to allow us to pay all applicable taxes, to make payments under the Tax Receivable Agreement, and to pay our corporate and other overhead expenses. On February 10, 2022, we declared a quarterly dividend of $0.10 per share of Class A common stock to record holders as of the close of business on March 1, 2022. The payment date will be March 15, 2022. The payment of cash dividends on shares of our Class A common stock in the future, in this amount or otherwise, will be within the discretion of our Board of Directors at such time.
Stock Repurchase Plan
On August 6, 2021, our Board of Directors authorized a stock repurchase plan of up to an aggregate of $25.0 million, excluding fees and expenses, which may be used to repurchase the company’s outstanding Class A common stock and warrants to purchase Class A common stock, as well as to reduce Class A shares to be issued to employees to satisfy associated tax obligations in connection with the settlement of equity-based awards granted under our 2020 Incentive Award Plan (and any successor equity plan thereto). Our Class A common stock and warrants may be repurchased from time to time in open market transactions, in privately negotiated transactions, pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Exchange Act, or otherwise, with the size and timing of these repurchases depending on legal requirements, price, market and economic conditions and other factors. We are not obligated under the terms of the program to repurchase any of our Class A common stock or warrants, the program has no expiration date and we may suspend or terminate the program at any time without prior notice. Any shares of Class A common stock and any warrants repurchased as part of this program will be canceled.
Following the authorization of the stock repurchase plan, through December 31, 2021, we spent $6.9 million to reduce Class A shares to be issued to employees in satisfaction of associated tax obligations in connection with the settlement of RSUs, $1.3 million to repurchase the Company’s outstanding warrants to purchase Class A common stock and $0.9 million to repurchase shares of Class A common stock. As of December 31, 2021, $15.9 million remained available under our stock repurchase plan. On February 10, 2022, our Board of Directors increased the existing stock repurchase authorization for shares and warrants by $20.0 million, from $25.0 million to $45.0 million.
We review our capital return plan on an on-going basis, considering the potential impacts of the COVID-19 pandemic, our financial performance and liquidity position, investments required to execute our strategic plans and initiatives, acquisition opportunities, the economic outlook, regulatory changes and other relevant factors. As these factors may change over time, the actual amounts expended on repurchase activity, dividends, and acquisitions, if any, during any particular period cannot be predicted and may fluctuate from time to time.

Tax Receivable Agreement
Exchanges of Grosvenor common units by limited partners of GCMH will result in increases in the tax basis in our share of the assets of GCMH and its subsidiaries that otherwise would not have been available. These increases in tax basis are expected to increase our depreciation and amortization deductions and create other tax benefits, and therefore may reduce the amount of tax that we would otherwise be required to pay in the future. The Tax Receivable Agreement requires us to pay 85% of the amount of these and certain other tax benefits, if any, that we realize (or are deemed to realize in certain circumstances) to the TRA Parties. As of December 31, 2021, the amount payable to related parties pursuant to the tax receivable agreement was $59.4 million.
Off-Balance Sheet Arrangements
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our Consolidated Financial Statements. See Note 11 and Note 18 of our Consolidated Financial Statements included elsewhere in Part II, Item 8 of this Annual Report on Form 10-K for discussion of variable interest entities and commitments and contingencies.
Contractual Obligations, Commitments and Contingencies
The following table represents our contractual obligations as of December 31, 2021, aggregated by type:

	Contractual Obligations
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	(in thousands)
Operating leases	$23,766	$8,905	$9,741	$5,120	$—
Debt obligations (1)	397,000	4,000	8,000	8,000	377,000
Interest on debt obligations (2)	72,094	12,030	23,726	23,207	13,131
Capital commitments to our investments (3)	83,543	83,543	—	—	—
Total	$576,403	$108,478	$41,467	$36,327	$390,131
____________
(1)Represents scheduled debt obligation payments under our Term Loan Facility.
(2)Represents interest to be paid on our debt obligations. The interest payments are calculated using the interest rate of 3.0% on our Term Loan Facility in effect as of December 31, 2021.
(3)Represents general partner capital funding commitments to several of the GCM Funds. These amounts are generally due on demand and are therefore presented in the less than one-year category, however, based on historical precedent, are likely to be due over a substantially longer period of time.
During the year ended December 31, 2021, we increased borrowings on the Term Loan Facility by $110.0 million and made principal payments on the Term Loan Facility of $53.3 million.
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

Mosaic Transaction
Overview of Mosaic Transaction
In a transaction, effective January 1, 2020, GCMH and its affiliates transferred certain indirect partnership interests related to historical investment funds managed by GCMH and its affiliates to Mosaic Acquisitions 2020, L.P. (“Mosaic”) in a transaction we refer to as the “Mosaic Transaction.” The limited partners of Mosaic were a third-party investor affiliated with the Canada Pension Plan Investment Board (the “third-party investor”), which funded nearly all of the Mosaic Transaction through Mosaic Feeder, L.P. (“Mosaic Feeder”), Holdings and GCMH. GCMH also acted as the general partner of Mosaic. In connection with the closing of the Transaction, Holdings’ interests and liabilities related to Mosaic were transferred to GCMH, and the terms described below reflect such transfer. Mosaic held limited partnership interests representing the following financial assets:
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
Amendment and Exercise of Mosaic Call Option
The terms of the Mosaic Call Right were amended and the purchase price was reduced to 1.225x the investment for the period through July 15, 2021 in exchange for the Company bearing certain interim funding costs of Mosaic Feeder. On July 2, 2021, GCMH exercised the amended Mosaic Call Right to purchase the interest in Mosaic for a net purchase price of $165.0 million inclusive of distributions through the closing date but net of $19.5 million of consolidated Mosaic cash to fund investments and option premiums. GCMH’s purchase resulted in the interest previously held by an unaffiliated third-party investor no longer being accounted for as a redeemable noncontrolling interest of the Company following July 2, 2021. As a result, $14.0 million was recorded as a reduction to additional paid-in capital and $47.5 million was recorded as a reduction to noncontrolling interests in GCMH on the Consolidated Statements of Equity (Deficit).
Critical Accounting Policies and Estimates
We prepare our Consolidated Financial Statements in accordance with GAAP. In applying many of these accounting principles, we are required to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our Consolidated Financial Statements and accompanying footnotes. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following critical accounting policies and estimates could potentially produce materially different results if we were to change underlying assumptions, estimates or judgments. See Note 2 to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for a summary of our significant accounting policies.
Principles of Consolidation
We consolidate all entities that we control as the primary beneficiary of variable interest entities (“VIEs”).

We first determine whether we have a variable interest in an entity. Fees paid to a decision maker or service provider are not deemed variable interests in an entity if (i) the fees are compensation for services provided and are commensurate with the level of effort required to provide those services; (ii) the service arrangement includes only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated at arm’s length; and (iii) the decision maker does not hold other interests in the entity that individually, or in the aggregate, would absorb more than an insignificant amount of the entity’s expected losses or receive more than an insignificant amount of the entity’s expected residual returns. We have evaluated our arrangements and determined that management fees, performance fees and carried interest are customary and commensurate with the services being performed and are not variable interests. For those entities in which we have a variable interest, we perform an analysis to determine whether the entity is a VIE.
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
We analyze awards granted to recipients at the time they are granted or modified. Awards that are in substance a profit-sharing arrangement in which rights to distributions of profits are based fully on the discretion of the managing member of Holdings, Holdings II and Management LLC, are recorded as partnership interest-based compensation expense in the Consolidated Statements of Income when Holdings, Holdings II and Management LLC makes distributions to the recipients. Profit-sharing arrangements that contain a stated target payment are recognized as partnership interest-based compensation expense equal to the present value of expected future payments on a straight-line basis over the service period. For the year ended December 31, 2021, the Company recorded approximately $28 million of partnership interest-based compensation. Changes to the existing awards granted to recipients, granting of new awards or fluctuation in distributions of profits could significantly impact expense recognized in future periods.
Revenue Recognition of Incentive Fees
Incentive fees are based on the results of our funds, in the form of performance fees and carried interest income, which together comprise Incentive fees.

Performance Fees
We may receive performance fees or incentive fees from certain GCM Funds investing in public market investments. Performance fees are typically a fixed percentage of investment gains, subject to loss carryforward provisions that require the recapture of any previous losses before any Performance Fees can be earned in the current period. Performance Fees may or may not be subject to a hurdle or a preferred return, which requires that clients earn a specified minimum return before a performance fee can be assessed. With the exception of certain GCM Funds, these performance fees are determined based upon investment performance at the end of a specified measurement period, generally the end of the calendar year. Certain GCM Funds have performance measurement periods extending beyond one year.
Investment returns are highly susceptible to market factors, judgments, and actions of third parties that are outside of our control. Accordingly, performance fees are considered variable consideration and are therefore constrained and not recognized as revenue until it is probable that a significant reversal will not occur. In the event that a client redeems from one of the GCM Funds prior to the end of a measurement period, any accrued performance fee is ordinarily due and payable by such redeeming client as of the date of the redemption. For the year ended December 31, 2021, the Company recorded approximately $52 million of performance fees. Performance fees are constrained and not recognized as revenue until it is probable that a significant reversal will not occur, however performance fees can vary materially period to period based on actual investment returns and timing of redemptions.
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
Agreements generally include a clawback provision that, if triggered, would require us to return up to the cumulative amount of carried interest distributed, typically net of tax, upon liquidation of those funds, if the aggregate amount paid as carried interest exceeds the amount actually due based upon the aggregate performance of each fund. We have defined the portion to be deferred as the amount of carried interest, typically net of tax, that we would be required to return if all remaining investments had no value as of the end of each reporting period. For the year ended December 31, 2021, the Company recorded approximately $122 million of carried interest. Carried interest is constrained and not recognized as revenue until it is probable that a significant reversal will not occur, however carried interest can vary materially period to period based on the judgments, market factors, and actions of third parties discussed above.
Provision for Income Taxes
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
We use the asset and liability method of accounting for deferred income taxes pursuant to GAAP. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the carrying value of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the statutory tax rates expected to be applied in the periods in which those temporary differences are settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period of the change. A valuation allowance is recorded on our net deferred tax assets when it is “more-likely-than not” that such assets will not be realized. When evaluating the realizability of our deferred tax assets, all evidence, both positive and negative, is evaluated. Items considered in this analysis include the ability to carry back losses, the reversal of temporary differences, tax planning strategies and expectations of future earnings. As of December 31, 2021, the Company has approximately $69 million of deferred tax assets. Changes in judgment regarding the realizability of the deferred tax assets or changes in corporate tax rates could significantly increase or decrease the carrying value of the assets.
Under GAAP, the amount of tax benefit to be recognized is the amount of benefit that is “more-likely-than-not” to be sustained upon examination. We analyze our tax filing positions in the U.S. federal, state, local and foreign tax jurisdictions where we are required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, we determine that uncertainties in tax positions exist, a liability is established. We recognize interest and penalties related to unrecognized tax benefits, if any, within income taxes in the Consolidated Statements of Income. Accrued interest and penalties, if any, would be included within accrued expenses and other liabilities in the Consolidated Statements of Financial Condition. As of December 31, 2021, the Company has no liability related to uncertain tax positions. Changes in judgment regarding the uncertainty of tax positions could result in liabilities.
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
Based on current projections, we anticipate having sufficient taxable income to utilize these tax attributes and receive corresponding tax deductions in future periods. As of December 31, 2021, the Tax Receivable Agreement results in a liability of approximately $59 million. Significant changes in the projected liability resulting from the Tax Receivable Agreement may occur based on changes in anticipated future taxable income, changes in applicable tax rates or other changes in tax attributes that may occur and could affect the expected future tax benefits to be received by us.
Public and Private Warrants
In connection with the Transaction, we issued public and private warrants. We evaluated the public and private warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified as equity (deficit) within the Consolidated Statements of Financial Condition. Specifically, the exercise of the public and private warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of our Class A shareholders. Because such a tender offer may not result in a change in control and trigger cash settlement and we do not control the occurrence of such event, we concluded that the public warrants and private warrants do not meet the conditions to be classified as equity (deficit). Since the public and private warrants meet the definition of a derivative under ASC 815, we recorded these warrants as liabilities on the Consolidated Statements of Financial Condition at fair value accordance with ASC 820, Fair Value Measurement, with subsequent changes in their respective fair values recognized in the Consolidated Statements of Income at each reporting date. Because the public warrants are publicly traded and thus have an observable market price, fair value adjustments were determined by utilizing the market prices whereas the private warrants were valued using the binomial option valuation model. The changes in the fair value of the warrants, including the market price for the public warrants or the inputs to the binomial option valuation model of the private warrants, may be material to our future operating results.

Recent Accounting Pronouncements
Information regarding recent accounting developments and their impact on our results can be found in Note 2 in the notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
•Incentive fees from our specialized funds and customized separate accounts are not materially affected by changes in the fair value of unrealized investments because they are based on realized gains and subject to achievement of performance criteria rather than on the fair value of the specialized fund’s or customized separate account’s assets prior to realization. We had $6.6 million of deferred incentive fee revenue on our Consolidated Statements of Financial Condition as of December 31, 2021. Minor decreases in underlying fair value would not affect the amount of deferred incentive fee revenue subject to clawback.
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
Interest Rate Risk
As of December 31, 2021, we had $397.0 million of borrowings outstanding under our Term Loan Facility. The Term Loan Facility accrues interest at 2.50% over the LIBOR, subject to a 0.50% LIBOR floor. For the year ended December 31, 2021, the weighted average interest rate for our Term Loan Facility was 3.19%. Some tenors of LIBOR were discontinued on December 31, 2021. Although we expect that the capital and debt markets will cease to use LIBOR as a benchmark in the near future and the administrator of LIBOR has announced its intention to extend the publication of most tenors of LIBOR for U.S. dollars through June 30, 2023, we cannot predict whether or when LIBOR will actually cease to be available.

Based on the floating rate component of our Term Loan Facility and excluding any impact of interest rate hedges as of December 31, 2021, we estimate that a 100 basis point increase in interest rates would result in increased interest expense of $3.9 million over the next 12 months.
As a result of interest rate risk, in 2021 the Company entered into two interest rate swap agreements with a total notional amount of $300.0 million to hedge interest rate risk related to its Term Loan Facility.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of GCM Grosvenor Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of GCM Grosvenor Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Chicago, Illinois
February 25, 2022

GCM Grosvenor Inc.
Consolidated Statements of Financial Condition
(In thousands, except share and per share amounts)

	As of
	December 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$96,185	$198,146
Management fees receivable	21,693	14,524
Incentive fees receivable	91,601	69,424
Due from related parties	11,777	11,326
Investments	226,345	166,273
Premises and equipment, net	5,411	7,870
Intangible assets, net	6,256	8,588
Goodwill	28,959	28,959
Deferred tax assets, net	68,542	74,153
Other assets	24,855	53,015
Total assets	581,624	632,278
Liabilities and Equity (Deficit)
Accrued compensation and benefits	98,132	74,681
Employee related obligations	30,397	25,274
Debt	390,516	335,155
Payable to related parties pursuant to the tax receivable agreement	59,366	60,518
Warrant liabilities	30,981	42,793
Accrued expenses and other liabilities	28,033	60,926
Total liabilities	637,425	599,347
Commitments and contingencies (Note 18)

Redeemable noncontrolling interest	—	115,121

Preferred stock, $0.0001 par value, 100,000,000 shares authorized; none issued	—	—
Class A common stock, $0.0001 par value, 700,000,000 authorized; 43,964,090 and 40,835,093 issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	4	4
Class B common stock, $0.0001 par value, 500,000,000 authorized; none issued	—	—
Class C common stock, $0.0001 par value, 300,000,000 authorized; 144,235,246 issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	14	14
Additional paid-in capital	1,501	2,705
Accumulated other comprehensive loss	(1,007)	(2,233)
Retained earnings	(26,222)	(29,832)
Total GCM Grosvenor Inc. deficit	(25,710)	(29,342)
Noncontrolling interests in subsidiaries	96,687	94,013
Noncontrolling interests in GCMH	(126,778)	(146,861)
Total deficit	(55,801)	(82,190)
Total liabilities and equity (deficit)	$581,624	$632,278
See accompanying notes to Consolidated Financial Statements.

GCM Grosvenor Inc.
Consolidated Statements of Income
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues
Management fees	$351,216	$310,745	$324,716
Incentive fees	173,853	111,650	84,165
Other operating income	6,523	7,586	7,513
Total operating revenues	531,592	429,981	416,394
Expenses
Employee compensation and benefits	333,837	388,465	242,967
General, administrative and other	88,351	84,631	88,458
Total operating expenses	422,188	473,096	331,425
Operating income (loss)	109,404	(43,115)	84,969
Investment income	52,495	10,742	7,521
Interest expense	(20,084)	(23,446)	(25,680)
Other income (expense)	3,394	(9,562)	(4,494)
Change in fair value of warrant liabilities	7,853	(13,315)	—
Net other income (expense)	43,658	(35,581)	(22,653)
Income (loss) before income taxes	153,062	(78,696)	62,316
Provision for income taxes	10,993	4,506	2,318
Net income (loss)	142,069	(83,202)	59,998
Less: Net income attributable to redeemable noncontrolling interest	19,827	14,069	—
Less: Net income attributable to noncontrolling interests in subsidiaries	36,912	11,617	13,221
Less: Net income (loss) attributable to noncontrolling interests in GCMH	63,848	(112,937)	46,777
Net income attributable to GCM Grosvenor Inc.	$21,482	$4,049	$—

Earnings (loss) per share of Class A common stock (1) :
Basic	$0.49	$0.10	—
Diluted	$0.28	$(0.58)	—
Weighted average shares of Class A common stock outstanding (1) :
Basic	43,765,651	39,984,515	—
Diluted	189,059,374	184,219,761	—
(1)    There were no shares of Class A common stock outstanding prior to November 17, 2020, therefore no earnings per share information has been presented for any period prior to that date. For the year ended December 31, 2020, represents earnings (loss) per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period from November 17, 2020 through December 31, 2020, the period following the Transaction, as defined in Note 3.
See accompanying notes to Consolidated Financial Statements.

GCM Grosvenor Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$142,069	$(83,202)	$59,998
Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedges	7,541	(4,880)	(6,521)
Foreign currency translation adjustment	(1,183)	778	253
Total other comprehensive income (loss)	6,358	(4,102)	(6,268)
Comprehensive income (loss) before noncontrolling interests	148,427	(87,304)	53,730
Less: Comprehensive income attributable to redeemable noncontrolling interest	19,827	14,069	—
Less: Comprehensive income attributable to noncontrolling interests in subsidiaries	36,912	11,617	13,221
Less: Comprehensive income (loss) attributable to noncontrolling interests in GCMH	68,720	(117,288)	40,509
Comprehensive income attributable to GCM Grosvenor Inc.	$22,968	$4,298	$—
See accompanying notes to Consolidated Financial Statements.

GCM Grosvenor Inc.
Consolidated Statements of Equity (Deficit)
(In thousands)

	Partners’ Deficit	Member’s Deficit-GCM, L.L.C.	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Equity (Deficit)
Balance at December 31, 2018	$(326,113)	$(73)	$(586)	$125,665	$(201,107)

Cumulative-effect adjustment from adoption of ASC 606	10,343	—	—	1,517	11,860
Capital contributions from noncontrolling interest	—	—	—	4,720	4,720
Capital contributions	—	18	—	—	18
Deemed contributions	30,233	—	—	—	30,233
Capital distributions	(69,524)	(100)	—	—	(69,624)
Capital distributions paid to noncontrolling interest	—	—	—	(43,660)	(43,660)
Unrealized loss on cash flow hedge	—	—	(6,521)	—	(6,521)
Translation adjustment	—	—	253	—	253
Net income	46,688	89	—	13,221	59,998
Balance at December 31, 2019	$(308,373)	$(66)	$(6,854)	$101,463	$(213,830)

See accompanying notes to Consolidated Financial Statements.

GCM Grosvenor Inc.
Consolidated Statements of Equity (Deficit) — (Continued)
(In thousands)

	Partners’ Deficit	Member’s Deficit-GCM, L.L.C.	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Noncontrolling Interest in GCMH	Total Equity (Deficit)	Redeemable Noncontrolling Interest
Balance at December 31, 2019	$(308,373)	$(66)	$—	$—	$—	$—	$(6,854)	$101,463	$—	$(213,830)	$—

Cumulative-effect adjustment from adoption of ASU 2017-12	(650)	—	—	—	—	—	650	—	—	—	—
Capital contributions from noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	4,035	—	4,035	—
Capital contributions from redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	—	173,797
Deemed contributions prior to the Transaction	42,410	—	—	—	—	—	—	—	—	42,410	—
Capital distributions	(153,524)	(146)	—	—	—	—	—	—	—	(153,670)	—
Capital distributions paid to noncontrolling interest	—	—	—	—	—	—	—	(23,102)	—	(23,102)	—
Capital distributions paid to redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(16,710)
Equity transaction with Mosaic	60,935	—	—	—	—	—	—	—	—	60,935	(60,935)
Unrealized loss on cash flow hedge prior to the Transaction	—	—	—	—	—	—	(5,641)	—	—	(5,641)	—
Translation adjustment prior to the Transaction	—	—	—	—	—	—	393	—	—	393	—
Net income (loss) prior to the Transaction	(6,990)	67	—	—	—	—	—	3,873	—	(3,050)	5,944
Issuance of Class A common stock pursuant to the Transaction and PIPE transaction	—	—	4	—	339,315	—	—	—	—	339,319	—
Issuance of Class C common stock to existing members	—	—	—	14	(14)	—	—	—	—	—	—
Effect of the Transaction and purchase of GCMH units	366,192	145	—	—	(343,434)	(32,817)	8,970	—	(141,905)	(142,849)	—
Deferred tax adjustments related to TRA	—	—	—	—	14,011	—	—	—	129	14,140	—
Deferred costs	—	—	—	—	(9,878)	—	—	—	(35,689)	(45,567)	—
Issuance of Class A common stock due to exercised warrants	—	—	—	—	2,705	—	—	—	9,609	12,314	—
Deemed contributions subsequent to the Transaction	—	—	—	—	—	—	—	—	129,948	129,948	—
Equity reallocation to redeemable noncontrolling interest	—	—	—	—	—	(1,064)	—	—	(3,836)	(4,900)	4,900
Unrealized gain on cash flow hedge subsequent to the Transaction	—	—	—	—	—	—	165	—	596	761	—
Translation adjustment subsequent to the Transaction	—	—	—	—	—	—	84	—	301	385	—
Net income (loss) subsequent to the Transaction	—	—	—	—	—	4,049	—	7,744	(106,014)	(94,221)	8,125
Balance at December 31, 2020	$—	$—	$4	$14	$2,705	$(29,832)	$(2,233)	$94,013	$(146,861)	$(82,190)	$115,121
See accompanying notes to Consolidated Financial Statements.

GCM Grosvenor Inc.
Consolidated Statements of Equity (Deficit) — (Continued)
(In thousands)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Noncontrolling Interests in GCMH	Total Equity (Deficit)	Redeemable Noncontrolling Interest
Balance at December 31, 2020	$4	$14	$2,705	$(29,832)	$(2,233)	$94,013	$(146,861)	$(82,190)	$115,121

Capital contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	3,461	—	3,461	11
Capital distributions paid to noncontrolling interests	—	—	—	—	—	(37,699)	—	(37,699)	—
Capital distributions paid to redeemable noncontrolling interest	—	—	—	—	—		—	—	(43,500)
Issuance of Class A common stock due to exercised warrants	—	—	5,252	—	—	—	18,066	23,318	—
Repurchase of Class A common stock	—	—	(207)	—	—	—	(680)	(887)	—
Exercise of Mosaic Call Right	—	—	(14,033)	—	—	—	(47,462)	(61,495)	(91,459)
Settlement of equity-based compensation in satisfaction of withholding tax requirements	—	—	(2,487)	(499)	—	—	(3,948)	(6,934)	—
Partners’ distributions	—	—	—	—	—	—	(77,936)	(77,936)	—
Deemed contributions	—	—	—	—	—	—	27,671	27,671	—
Unrealized gain on cash flow hedges	—	—	—	—	1,757	—	5,784	7,541	—
Translation adjustment	—	—	—	—	(271)	—	(912)	(1,183)	—
Equity-based compensation	—	—	9,979	—	—	—	33,777	43,756	—
Declared dividends	—	—	—	(15,498)	—	—	—	(15,498)	—
Deferred tax and other tax adjustments	—	—	292	—	(260)	—	—	32	—
Equity reallocation between controlling and non-controlling interests	—	—	—	(1,875)	—	—	1,875	—	—
Net income (loss)	—	—	—	21,482	—	36,912	63,848	122,242	19,827
Balance at December 31, 2021	$4	$14	$1,501	$(26,222)	$(1,007)	$96,687	$(126,778)	$(55,801)	$—

See accompanying notes to Consolidated Financial Statements.

GCM Grosvenor Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$142,069	$(83,202)	$59,998
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	4,020	9,818	10,338
Equity-based compensation	43,756	—	—
Deferred taxes	5,692	629	—
Other non-cash compensation	3,300	4,564	4,030
Partnership interest-based compensation	27,671	172,358	30,233
Amortization of debt issuance costs	1,025	1,336	1,643
Amortization of terminated swap	4,634	—	—
Loss on extinguishment of debt	675	1,514	—
Change in fair value of derivatives	212	8,572	5,417
Change in fair value of warrants liabilities	(7,853)	13,315	—
Amortization of deferred rent	(1,593)	130	152
Proceeds received from investments	21,297	8,050	10,289
Non-cash investment income	(52,495)	(10,742)	(7,521)
Other	462	2,351	526
Change in assets and liabilities:
Management fees receivable	(7,202)	(595)	5,132
Incentive fees receivable	(22,177)	(48,653)	(7,242)
Due from related parties	(451)	(1,100)	(3,467)
Other assets	23,008	(16,568)	(5,876)
Accrued compensation and benefits	22,397	6,295	(3,531)
Employee related obligations	2,122	2,660	(4,029)
Accrued expenses and other liabilities	(31,766)	(2,562)	101
Net cash provided by operating activities	178,803	68,170	96,193
Cash flows from investing activities
Purchases of premises and equipment	(577)	(1,308)	(3,995)
Proceeds from assignment of aircraft share interest	1,337	—	—
Contributions/subscriptions to investments	(40,332)	(23,911)	(21,505)
Distributions from investments	11,458	19,688	31,630
Net cash provided by (used in) investing activities	(28,114)	(5,531)	6,130
Cash flows from financing activities
Capital contributions received from noncontrolling interest	3,472	177,832	4,720
Capital contributions received from member	—	—	18
Capital distributions paid to partners and member	(77,936)	(153,670)	(69,624)
Capital distributions paid to the noncontrolling interest	(81,199)	(39,812)	(43,660)
Exercise of Mosaic call option	(150,122)	—	—
Proceeds from senior loan issuance	110,000	—	—
Principal payments on senior loan	(53,259)	(91,195)	(7,325)
Proceeds from credit facility	—	20,000	25,000
Principal payments on credit facility	—	(45,000)	—
Debt issuance costs	(3,080)	—	—
Capital contributions related to the Transaction and PIPE transactions net of underwriting costs	—	179,857	—
Payments to repurchase Class A common stock	(887)	—	—
Proceeds from exercise of warrants	24,469	6,745	—
Payments to repurchase warrants	(1,273)	—	—
Settlement of equity-based compensation in satisfaction of withholding tax requirements	(6,934)	—	—
Dividends paid	(14,525)	—	—
Net cash provided by (used in) financing activities	(251,274)	54,757	(90,871)
Effect of exchange rate changes on cash	(1,376)	884	314
Net increase (decrease) in cash and cash equivalents	$(101,961)	$118,280	$11,766
Cash and cash equivalents
Beginning of year	198,146	79,866	68,100
End of year	$96,185	$198,146	$79,866

GCM Grosvenor Inc.
Consolidated Statements of Cash Flows — (Continued)
(In thousands)

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$13,779	$21,464	$22,674
Cash paid during the year for income taxes	$4,370	$3,160	$1,739
Supplemental disclosure of non-cash information from financing activities
Deemed contributions from GCMH Equityholders	$27,671	$172,358	$30,233
Establishment of deferred tax assets, net related to tax receivable agreement and the Transaction	$292	$14,140	$—
Dividends declared but not paid	$973	$—	$—
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
GCMG was incorporated on July 27, 2020 under the laws of the State of Delaware for the purpose of consummating the Transaction as described in Note 3 and merging with CF Finance Acquisition Corp. (“CFAC”), which was incorporated on July 9, 2014 under the laws of the State of Delaware. GCMG owns all of the equity interests of GCM Grosvenor Holdings, LLC (“IntermediateCo”), formerly known as CF Finance Intermediate Acquisition, LLC until November 18, 2020, which is the general partner of GCMH subsequent to the Transaction. GCMG’s ownership (through IntermediateCo) of GCMH as of December 31, 2021 and December 31, 2020 was approximately 23.4% and 22.1%, respectively.
GCMH is a holding company operated pursuant to the Fifth Amended and Restated Limited Liability Limited Partnership Agreement (the “Partnership Agreement”) dated November 17, 2020, among the limited partners including, Grosvenor Holdings, L.L.C. (“Holdings”), Grosvenor Holdings II, L.L.C (“Holdings II”) and GCM Grosvenor Management, LLC (“Management LLC”) (collectively, together with GCM Progress Subsidiary LLC, the “GCMH Equityholders”).
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
Principles of Consolidation
The Company first determines whether it has a variable interest in an entity. Fees paid to a decision maker or service provider are not deemed variable interests in an entity if (i) the fees are compensation for services provided and are commensurate with the level of effort required to provide those services; (ii) the service arrangement includes only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated at arm’s length; and (iii) the decision maker does not hold other interests in the entity that individually, or in the aggregate, would absorb more than an insignificant amount of the entity’s expected losses or receive more than an insignificant amount of the entity’s expected residual returns. The Company has evaluated its arrangements and determined that management fees, performance fees and carried interest are customary and commensurate with the services being performed and are not variable interests. For those entities in which it has a variable interest, the Company performs an analysis to determine whether the entity is a variable interest entity (“VIE”).
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
The Company determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders that conclusion continuously. At each reporting date, the Company assesses whether it is the primary beneficiary and will consolidate or deconsolidate accordingly. Refer to Note 11 for additional information on the Company’s VIEs.
Entities that do not qualify as VIEs are assessed for consolidation as voting interest entities. Under the voting interest entity model, the Company consolidates those entities it controls through a majority voting interest.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and short-term, highly liquid money market funds with original maturities of three months or less. These money market funds are managed in a way to preserve a stable value of USD 1.00 per share; however, there is no guarantee that the value will not drop below USD 1.00 per share. In circumstances when Federal Deposit Insurance Corporation insured limits are exceeded, the risk of default depends on the creditworthiness of the counterparties to each of these transactions. Interest earned on cash and cash equivalents is recorded within other income (expense) in the Consolidated Statements of Income. As of December 31, 2021 and 2020, the Company held $27.5 million and $21.5 million, respectively, of foreign cash included within cash and cash equivalents in the Consolidated Statements of Financial Condition.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

Foreign Currency Gain or Loss
The financial statements of the Company’s subsidiaries located in Canada, Germany, Hong Kong, Japan, South Korea and the UK are measured using the Canadian Dollar, Euro, Hong Kong Dollar, Japanese Yen, Korean Won and British Pound, respectively, as the functional currency. The assets and liabilities of these subsidiaries are translated at the exchange rate prevailing at the reporting date and revenue and expenses are translated at the average monthly rates of exchange with the resulting translation adjustment included in the Consolidated Statements of Financial Condition as a component of accumulated other comprehensive loss.
The Company earns fees denominated in several different foreign currencies. Corresponding transaction gains or losses are recognized in other income (expense) in the Consolidated Statements of Income.
Management Fees and Incentive Fees Receivable
Management fees and incentive fees receivable are equal to contractual amounts reduced for allowances, if applicable. The Company considers fees receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established as of December 31, 2021 and 2020. If accounts become uncollectible, they will be expensed when that determination is made. Amounts determined to be uncollectible are charged directly to general, administrative and other in the Consolidated Statements of Income.
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

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

Investments
Investments primarily consist of investments in GCM Funds and other funds the Company does not control, but is deemed to exert significant influence, and are generally accounted for using the equity method of accounting. Under the equity method of accounting, the Company records its share of the underlying income or loss of such entities, which reflects the net asset value of such investments. Management believes the net asset value of the funds is representative of fair value. The resulting unrealized gains and losses are included as investment income in the Consolidated Statements of Income.
The Company’s equity method investments in the GCM Funds investing in private equity, real estate and infrastructure (“GCM PEREI Funds”) are valued based on the most recent available information, which typically has a delay of up to three months due to the timing of financial information received from the investments held by the GCM PEREI Funds. The Company records its share of capital contributions to and distributions from the GCM PEREI Funds within investments in the Consolidated Statements of Financial Condition during the three-month lag period. To the extent that management is aware of material events that affect the GCM PEREI Funds during the intervening period, the impact of the events would be disclosed in the notes to the Consolidated Financial Statements.
Certain subsidiaries which hold the general partner capital interest in the GCM Funds are not wholly owned, and as such, the portion of the Company’s investments owned by limited partners in those subsidiaries are reflected within noncontrolling interests in the Consolidated Statements of Financial Condition.
Certain other debt investments carried at fair value are not publicly traded and are Level 3 investments. For investments carried at fair value, the Company records the increase or decrease in fair value as investment income in the Consolidated Statements of Income. See Note 7 for additional information regarding the Company’s other investments.
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
Goodwill is reviewed for impairment at least annually at the reporting unit level utilizing a qualitative or quantitative approach, and more frequently if circumstances indicate impairment may have occurred. The impairment testing for goodwill under the qualitative approach is based first on a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its respective carrying value. If it is determined that it is more likely than not that the reporting unit’s fair value is less than its carrying value or when the quantitative approach is used, the amount of impairment is calculated as the excess of the carrying value of the reporting unit over its fair value.
The Company performed an annual assessment of its goodwill on October 1, 2021 and 2020 and did not identify any impairment.
Public and Private Warrants
The Company evaluated the public and private warrants under Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified as equity (deficit) in the Consolidated Statements of Financial Condition. Specifically, the exercise of the public and private warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of the Company’s

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

Class A shareholders. Because such a tender offer may not result in a change in control and trigger cash settlement and we do not control the occurrence of such event, the Company concluded that the public warrants and private warrants do not meet the conditions to be classified as equity (deficit) in the Consolidated Statements of Financial Condition. Since the public and private warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities in the Consolidated Statements of Financial Condition at fair value upon the closing of the Transaction in accordance with ASC 820, Fair Value Measurement, with subsequent changes in their respective fair values recorded in the change in fair value of warrant liabilities within the Consolidated Statements of Income at each reporting date.
Redeemable Noncontrolling Interest
Certain noncontrolling interest related to certain limited partnership interests were subject to redemptions by third party investors. As these interests were redeemable upon the occurrence of an event that is not solely within the control of the Company, amounts relating to third party interests in such consolidated entities were classified within the mezzanine section as redeemable noncontrolling interest in the Consolidated Statements of Financial Condition. There was no remaining redeemable noncontrolling interest following the exercise of the Mosaic call right, as described in Note 4.
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
Certain GCM Fund agreements contain a management fee schedule that simulates the pattern of a fee based on invested capital that increases over the investment period and decreases over the life of the fund. In those circumstances, the Company satisfies its performance obligations over time as the services are rendered and records as revenue the amounts it is entitled to invoice for the applicable quarter for which services have been rendered.
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
Incentive Fees
Incentive fees consists of performance based incentive fees in the form of performance fees and carried interest income.
Performance Fees
The Company may receive performance fees from certain GCM Funds investing in public market investments. Performance fees are typically a fixed percentage of investment gains, subject to loss carryforward provisions that require the recapture of any previous losses before any performance fees can be earned in the current period. Performance fees may or may not be subject to a hurdle or a preferred return, which requires that clients earn a specified minimum return before a performance fee can be assessed. With the exception of certain GCM Funds, these performance fees are determined based upon investment performance at the end of a specified measurement period, generally the end of the calendar year. Certain GCM Funds have performance measurement periods extending beyond one year.
Investment returns are highly susceptible to market factors, judgments, and actions of third parties that are outside of the Company’s control. Accordingly, performance fees are considered variable consideration and are therefore constrained and not recognized as revenue until it is probable that a significant reversal will not occur. In the event a client redeems from one of the GCM Funds prior to the end of a measurement period, any accrued performance fee is ordinarily due and payable by such redeeming client as of the date of the redemption.
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
Agreements generally include a clawback provision that, if triggered, would require the Company to return up to the cumulative amount of carried interest distributed, typically net of tax, upon liquidation of those funds, if the aggregate amount paid as carried interest exceeds the amount actually due based upon the aggregate performance of each fund. The Company has defined the portion to be deferred as the amount of carried interest, typically net of tax, that the Company would be required to return if all remaining investments had no value as of the end of each reporting period. As of December 31, 2021 and December 31, 2020, deferred revenue relating to constrained realized carried interest of approximately $6.6 million and $8.5 million respectively, was recorded within accrued expenses and other liabilities in the Consolidated Statements of Financial Condition.
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
Management and incentive fee revenue in the Consolidated Statements of Income is recorded on a gross basis. Expenses pursuant to the revenue sharing arrangements in connection with these distribution agreements of $6.9 million, $7.8 million and $9.2 million for the years ended December 31, 2021, 2020 and 2019, respectively, were recorded within general, administrative and other in the Consolidated Statements of Income.
Employee Compensation and Benefits
Cash-based Employee Compensation and Benefits
The Company compensates its employees through the cash payment of both a fixed component (“base salary”) and a variable component (“bonus”). Base salary is recorded on an accrual basis over each employee’s period of service. Bonus compensation is determined by the Company’s management and is generally discretionary based on judgment taking into consideration, among other things, the financial results of the Company, as well as the employee’s performance.
Cash-based Incentive Fee Related Compensation
Incentive fee compensation consists of discretionary compensation accrued and paid annually based on the Company’s share of incentive fee revenue.
Carried Interest Compensation
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
For certain GCM Funds, realized carried interest is subject to clawback. Although the Company defers the portion of realized carried interest not meeting the criteria for revenue recognition, accruing an expense for amounts due to employees and former employees is based upon when it becomes probable and reasonably estimable that carried interest has been earned and therefore a liability has been incurred. As a result, the recording of an accrual for amounts due to employees and former employees generally precedes the recognition of the related carried interest revenue. The Company withholds a portion of the amounts due to employees and former employees as a reserve against contingent repayments to the GCM Funds. As of December 31, 2021 and 2020, an accrual of $13.5 million and $13.5 million, respectively, relating to amounts withheld was recorded within employee related obligations in the Consolidated Statements of Financial Condition.
Other Non-cash Compensation
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

Partnership Interest-based Compensation
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
Equity-Based Compensation
The Company accounts for grants of equity-based awards, including restricted stock units (“RSUs”), at fair value as of the grant date. Each RSU represents the right to receive payment in the form of one share of Class A common stock or an amount equal to the market value of one share of Class A common stock. Holders of unvested RSUs do not have the right to vote with the underlying shares of Class A common stock, but are entitled to accrue dividend equivalents, which are generally paid in cash when such RSUs are delivered. The Company recognizes non-cash compensation expense attributable to these grants on a straight-line basis over the requisite service period, which is generally the vesting period. Expenses related to grants of equity-based awards are recorded within employee compensation and benefits in the Consolidated Statements of Income and within additional paid-in capital and noncontrolling interests in GCMH in the Consolidated Statements of Financial Condition. The fair value of RSUs is determined by the closing stock price on the grant date. Awards the Company intends to settle in cash are classified as liabilities within employee related obligations in the Consolidated Statements of Financial Condition and are subsequently remeasured to the closing stock price as of each reporting date through the payment date with the changes in fair value recorded within employee compensation and benefits in the Consolidated Statements of Income. Forfeitures of equity-based awards are recognized as they occur. See Note 14 for additional information regarding the Company’s equity-based compensation.
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
For a qualifying cash flow hedge, changes in the fair value of the derivative, to the extent that the hedge is effective, are recorded within accumulated other comprehensive income (loss) in the Consolidated Statements of Financial Condition and are reclassified to interest expense in the Consolidated Statements of Income when the underlying transactions (interest payments) have an impact on earnings. Prior to the adoption of ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (Topic 815), any ineffective portions of a hedge were recorded within other income (expense) in the Consolidated Statements of Income.
For derivative contracts that do not qualify for hedge accounting, the Company presents changes in fair value in current period earnings. Changes in the fair value of derivative instruments are reflected within other income (expense) in the Consolidated Statements of Income.
Provision for Income Taxes
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
Earnings (Loss) Per Share
The Company determines earnings (loss) per share in accordance with the authoritative guidance in ASC 260, Earnings Per Share. The two-class method of computing earnings (loss) per share is required for entities that have participating securities. The Company’s Class C Common Stock has no economic interest in the earnings of the Company and the Company’s outstanding RSUs do not receive nonforfeitable dividends, resulting in the two-class method not being applicable.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

The Company computes basic earnings (loss) per share by dividing net income (loss) attributable to GCMG by the weighted average number of shares outstanding for the applicable period. When calculating diluted earnings (loss) per share, the Company applies the treasury stock method and if-converted method, as applicable, to the warrants, the exchangeable common units of the Partnership and the RSUs to determine the diluted net income (loss) attributable to GCMG and the dilutive weighted-average common units outstanding.
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
Concentration
The Company has a client base that is diversified across a range of different types of institutional clients and non-institutional clients. The institutional client base consists primarily of public, corporate and Taft-Hartley pension funds as well as banks, insurance companies, sovereign entities, foundations and endowments. The client base is also geographically diversified with concentrations in North America, Asia, the Middle East and Europe.
Recently Issued Accounting Standards
Recently Issued Accounting Standards - Adopted in Current Reporting Period
In October 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities, which reduces the cost and complexity of financial reporting associated with consolidation of VIEs. The amendment provides that indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. The amendments in this ASU are effective for public business entities with fiscal years beginning after December 15, 2019 and interim periods within those reporting periods, and effective for non-public entities with fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021, with early adoption permitted. The Company adopted this standard on July 1, 2021 under a prospective approach. The adoption did not have a material impact on the Company’s consolidated financial statements.
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
Recently Issued Accounting Standards – To be Adopted in Future Periods
In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848) and in March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). The amendments in these updates provide optional guidance for a limited amount of time to ease the burden on companies in accounting for reference rate reform. The amendments also clarify that the optional expedients and exceptions apply to derivatives that are being implemented as part of the market-wide transition to new reference rates. The method of adoption varies for the updates included in the ASUs. An entity may elect to adopt the amendments in the ASUs any time after March 12, 2020 but no later than December 31, 2022. The Company is currently evaluating the impact on its consolidated financial statements upon adoption of the reference rate reform standards.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires that operating leases be recorded as assets and liabilities in the statement of financial position, among other changes. The amendments in this ASU are effective for public business entities for annual reporting periods beginning after December 15, 2018. On June 3, 2020, the FASB extended the adoption date for all other entities to annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022, with early adoption permitted. The Company adopted this standard on January 1, 2022. Adoption will increase both the Company’s assets and liabilities for the recorded right-of-use asset and lease liability, with no material impact to the Company’s Consolidated Statements of Income as expense for operating leases will continue to be recognized on a straight-line basis. The Company currently expects to recognize approximately $17 million of right-of-use assets and approximately $21 million of lease liabilities related to its operating leases in its Consolidated Financial Statements, including approximately $5 million that will be reclassified from accrued rent (included in accrued expenses and other liabilities on the Consolidated Statements of Financial Condition as of December 31, 2021) to lease liabilities.
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

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

Following the consummation of the Transaction, GCMG indirectly holds general partnership and limited partnership interests in GCMH. The structure of the Transaction is an "Up-C” structure with the owners of GCMH retaining their ownership in GCMH.
On the date of the Transaction, the Company recorded a liability related to the public and private warrants of $31.2 million, with offsetting entries to retained earnings and noncontrolling interests in GCMH, as applicable, in the Consolidated Statements of Financial Condition for the year ended December 31, 2020.
In conjunction with the Transaction, the Company incurred approximately $11.6 million of transaction expenses, which were recorded within general, administrative and other expense in the Consolidated Statements of Income for the year ended December 31, 2020.
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
The total assets of Mosaic were $101.4 million as of December 31, 2020 and were recorded within cash and cash equivalents and investments in the Company’s Consolidated Statements of Financial Condition. Mosaic had no liabilities as of

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share amounts and where otherwise noted)

December 31, 2020. The assets of Mosaic were only to be used to settle obligations of Mosaic, if any. In addition, there was no recourse to the Partnership for Mosaic’s liabilities, except for certain entities in which there could be a clawback of previously distributed carried interest.
Amendment and Exercise of Mosaic Call Right
The terms of the Mosaic Call Right were amended and the purchase price was reduced to 1.225x the investment for the period through July 15, 2021 in exchange for the Company bearing certain interim funding costs of Mosaic Feeder. On July 2, 2021, GCMH exercised the amended Mosaic Call Right to purchase the interest in Mosaic for a net purchase price of $165.0 million inclusive of distributions through the closing date but net of $19.5 million of consolidated Mosaic cash to fund investments and option premiums. GCMH’s purchase resulted in the interest previously held by Mosaic Counterparty no longer being accounted for as a redeemable noncontrolling interest of the Company following July 2, 2021. As the Company continues to consolidate Mosaic, the transaction was accounted for as an equity transaction without a change in control at the July 2, 2021 net carrying value, including associated tax impacts. As a result, $14.0 million was recorded as a reduction to additional paid-in capital and $47.5 million was recorded as a reduction to noncontrolling interests in GCMH on the Company’s Consolidated Statements of Equity (Deficit).
5. Revenues
For the years ended December 31, 2021, 2020 and 2019, management fees and incentive fees consisted of the following:

	Year Ended December 31,
Management fees	2021	2020	2019
Management fees	$340,844	$302,339	$318,008
Fund expense reimbursement revenue	10,372	8,406	6,708
Total management fees	$351,216	$310,745	$324,716

	Year Ended December 31,
Incentive fees	2021	2020	2019
Performance fees	$51,947	$52,726	$14,413
Carried interest	121,906	58,924	69,752
Total incentive fees	$173,853	$111,650	$84,165
The Company recognized revenues during the years ended December 31, 2021, 2020 and 2019 of $2.3 million and $3.6 million and $1.8 million, respectively, that were previously received and deferred at the beginning of the respective periods.
6. Investments
Investments consist of the following:

	As of December 31,
	2021	2020
Equity method investments	$214,153	$165,095
Other investments	12,192	1,178
Total investments	$226,345	$166,273
As of December 31, 2021 and 2020, the Company held investments of $226.3 million and $166.3 million, respectively, of which $88.0 million and $161.9 million were owned by noncontrolling interest holders, respectively. Future net income (loss) and cash flow from investments held by noncontrolling interest holders will not be attributable to the Company.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share amounts and where otherwise noted)

The decrease in investments held by noncontrolling interest holders from December 31, 2020 to December 31, 2021 is primarily a result of the exercise of the amended Mosaic Call Right on July 2, 2021 and purchase of the interest held in Mosaic from Mosaic Counterparty, as described in Note 4. The purchase of the interest held in Mosaic from Mosaic Counterparty resulted in investments carried at approximately $96.8 million as of July 2, 2021 being held by the Company instead of redeemable noncontrolling interests.
Equity Method Investments
The summarized financial information of the Company’s equity method investments is as follows:

	As of December 31,
	2021	2020
Total Assets	$39,496,147	$30,860,617
Total Liabilities	$1,340,239	$2,228,078
Total Equity	$38,155,908	$28,632,539

	Year Ended December 31,
	2021	2020	2019
Investment income	$195,613	$71,613	$144,667
Expenses	293,729	249,401	218,037
Net investment loss	(98,116)	(177,788)	(73,370)
Net realized and unrealized gain	8,441,314	2,423,252	2,055,007
Net income	$8,343,198	$2,245,464	$1,981,637
The Company evaluates each of its equity method investments to determine if any were significant as defined by the SEC. As of December 31, 2021 and 2020 and for the years then ended, no individual equity method investment held by the Company met the significance criteria. As such, the Company is not required to present separate financial statements for any of its equity method investments.
Other Investments
See Note 7 for fair value disclosures of certain investments held within other investments.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share amounts and where otherwise noted)
7. Fair Value Measurements
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis and level of inputs used for such measurements as of December 31, 2021 and 2020:

	Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$27,209	$—	$—	$27,209
Interest rate derivatives	—	2,695	—	2,695
Other investments	—	—	11,010	11,010
Total assets	$27,209	$2,695	$11,010	$40,914

Liabilities
Public warrants	$29,397	$—	$—	$29,397
Private warrants	—	—	1,584	1,584
Total liabilities	$29,397	$—	$1,584	$30,981

	Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$149,553	$—	$—	$149,553
Total assets	$149,553	$—	$—	$149,553

Liabilities
Interest rate derivatives	$—	$28,442	$—	$28,442
Public warrants	36,421	—	—	36,421
Private warrants	—	—	6,372	6,372
Total liabilities	$36,421	$28,442	$6,372	$71,235
Money Market Funds
Money market funds are valued using quoted market prices and are included in cash and cash equivalents in the Consolidated Statements of Financial Condition.
Interest Rate Derivatives
Management determines the fair value of its interest rate derivative agreements based on the present value of expected future cash flows based on observable future LIBOR rates applicable to each swap contract using linear interpolation, inclusive of the risk of non-performance, using a discount rate appropriate for the duration.
Other Investments
Investments in the subordinated notes of a structured alternatives investment solution are not publicly traded and are classified as Level 3. Management determines the fair value of these other investments using a discounted cash flow analysis (“Cash Flow Analysis”). The position was classified as Level 3 as of December 31, 2021 because of the use of significant unobservable inputs in the Cash Flow Analysis as follows:

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share amounts and where otherwise noted)

Significant Unobservable Inputs[1]	Range	Weighted Average		Impact to Valuation from an Increase in Input[2]
Discount rate[3]	25.0%	N/A		Decrease
Expected term (years)	10 – 15	N/A		Decrease
Expected return – liquid assets	3.0% - 7.0%	4.9%	[4]	Increase
Expected total value to paid in capital – private assets	1.20x – 2.65x	1.90x	[5]	Increase
1.In determining these inputs, management considers the following factors including, but not limited to: liquidity, estimated yield, capital deployment, diversified multi-strategy appreciation, expected net multiple of investment capital across Private Assets investments, annual operating expenses, as well as investment guidelines such as concentration limits, position size, and investment periods.
2.Unless otherwise noted, this column represents the directional change in fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect.
3.The discount rate was based on the relevant benchmark rate, spread, and yield migrations on related securitized assets between the transaction closing date and December 31, 2021.
4.Inputs were weighted based on actual and estimated expected return included in the range.
5.Inputs were weighted based on the actual and estimated commitments to the respective private asset investments included in the range.
The resulting fair value of $11.0 million was recorded within investments in the Consolidated Statements of Financial Condition as of December 31, 2021.
The following table presents changes in Level 3 assets measured at fair value for the year ended December 31, 2021.

Year Ended
December 31, 2021
Balance at beginning of period	$—
Purchases	11,010
Balance at end of period	$11,010
Public Warrants
The public warrants are valued using quoted market prices on the Nasdaq Stock Market LLC under the ticker GCMGW.
Private Warrants
Management determines the fair value of the private placement warrants (“private warrants”) using a binomial option valuation model (“Valuation Model”). The private warrants were classified as Level 3 as of both December 31, 2021 and 2020 because of the use of significant unobservable inputs in the Valuation Model as follows:

	December 31, 2021	December 31, 2020	Impact to Valuation from an Increase in Input[1]
Risk-free interest rate	1.09%	0.35%	Increase
Expected term (years)	3.9	4.9	Increase
Expected volatility	32%	16%	Increase
1.Unless otherwise noted, this column represents the directional change in fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect.
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
The resulting valuations for the private warrants were determined to be $1.76 and $2.36 per unit as of December 31, 2021 and 2020, respectively. The resulting fair value of $1.6 million and $6.4 million was recorded within warrant liabilities in the Consolidated Statements of Financial Condition as of December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, 1,800,000 private warrants were transferred between external third-parties and converted to public warrants upon transfer. See Note 10 for additional information regarding the warrant activity.
The following table presents changes in Level 3 liabilities measured at fair value for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020
Balance at beginning of period	$(6,372)	$—
Issuances	—	(4,401)
Transfer out of Level 3	2,952	—
Change in fair value	1,836	(1,971)
Balance at end of period	$(1,584)	$(6,372)
8. Intangible Assets
Intangible assets, net consist of the following:

	As of December 31, 2021
	Gross carrying amount	Accumulated amortization	Net carrying amount
Subject to amortization:
Investment management contracts	$36,190	$(35,981)	$209
Customer relationships	23,518	(17,471)	6,047
Technology	2,030	(2,030)	—
Other	620	(620)	—
	$62,358	$(56,102)	$6,256

	As of December 31, 2020
	Gross carrying amount	Accumulated amortization	Net carrying amount
Subject to amortization:
Investment management contracts	$36,190	$(35,756)	$434
Customer relationships	23,518	(15,364)	8,154
Technology	2,030	(2,030)	—
Other	620	(620)	—
	$62,358	$(53,770)	$8,588
Amortization expense of $2.3 million, $7.5 million and $7.8 million was recognized for the years ended December 31, 2021, 2020 and 2019, respectively.
The following approximates the future estimated amortization expense relating to intangible assets:

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

Year Ended December 31,
2022	$2,317
2023	1,313
2024	1,313
2025	1,313
2026	—
Thereafter	—
9. Equity
Subsequent to the Transaction as described in Note 3, the Company had one class of preferred stock authorized, three classes of common stock authorized: Class A common stock, Class B common stock and Class C common stock, and warrants. See Note 10 for additional information regarding the warrants. Holders of Class A common stock and Class C common stock vote together as a single class on all matters submitted to the stockholders for their vote or approval, except as required by applicable law.
Preferred Stock
The Company has been authorized to issue 100,000,000 shares of preferred stock with a par value of $0.0001 per share. Voting and other rights and preferences may be determined from time to time by the Company’s Board of Directors. As of December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.
Class A Common Stock
Holders of Class A common stock are entitled to one vote for each share on all matters submitted to the stockholders for their vote or approval. Additionally, holders of shares of Class A common stock are entitled to receive dividends as and if declared by the Board of Directors out of legally available funds.
Class B Common Stock
Holders of Class B common stock are not entitled to any votes on any matter that is submitted to a vote by the Company’s stockholders, except as required by Delaware law. Delaware law would permit holders of Class B common stock to vote, with one vote per share, on a matter if it were to (i) change the par value of the Class B common stock or (ii) amend the Charter to alter the powers, preferences, or special rights of the Class B common stock as a whole in a way that would adversely affect the holders of Class B common stock. Holders of shares of Class B common stock are entitled to receive dividends as and if declared by the Board of Directors out of legally available funds. As of December 31, 2021 and 2020, no shares of Class B common stock have been issued.
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
Shares of Common Stock Outstanding
The following tables show a rollforward of the common stock outstanding since the Transaction, as defined in Note 3:

	Year Ended December 31, 2021
	Class A common stock	Class B common stock	Class C common stock
December 31, 2020	40,835,093	—	144,235,246
Exercise of warrants	1,794,003	—	—
Net shares delivered for vested RSUs	1,413,724	—	—
Repurchase of Class A shares	(78,730)	—	—
December 31, 2021	43,964,090	—	144,235,246

	Year Ended December 31, 2020
	Class A common stock	Class B common stock	Class C common stock
November 17, 2020
Issuance of common stock pursuant to the Transaction	39,914,862	—	144,235,246
Exercise of warrants	920,231	—	—
December 31, 2020	40,835,093	—	144,235,246
Dividends
Dividends are reflected in the Consolidated Statements of Equity (Deficit) when declared by the Board of Directors. The table below summarizes dividends declared during 2021:

Declaration Date	Dividend per Common Share	Record Date	Payment Date
January 4, 2021	$0.06	March 1, 2021	March 15, 2021
February 25, 2021	$0.08	June 1, 2021	June 15, 2021
August 6, 2021	$0.09	September 1, 2021	September 15, 2021
November 8, 2021	$0.10	December 1, 2021	December 15, 2021
Dividend equivalent payments of $1.0 million were accrued for holders of RSUs for the year ended December 31, 2021. Distributions to partners represent distributions made to GCMH Equityholders.
Stock Repurchase Plan
On August 6, 2021, the Company’s Board of Directors authorized a stock repurchase plan of up to an aggregate of $25.0 million, excluding fees and expenses, which may be used to repurchase shares of the Company’s outstanding Class A common stock and warrants to purchase shares of Class A common stock, as well as to reduce shares of Class A common stock to be issued to employees to satisfy associated tax obligations in connection with the settlement of equity-based awards granted under our 2020 Incentive Award Plan (and any successor equity plan thereto). Any shares of Class A common stock and any warrants repurchased as part of this program will be canceled. During the year ended December 31, 2021, the Company has been deemed to have repurchased 615,285 shares withheld in connection with the payment of tax liabilities on behalf of employees upon the settlement of vested RSUs for $6.9 million. During the year ended December 31, 2021, the Company repurchased 681,800 public warrants to purchase shares of Class A common stock for $1.3 million, or an average of $1.87 per

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share amounts and where otherwise noted)

warrant and 78,730 shares of Class A common stock for $0.9 million, or an average of $11.26 per share. As of December 31, 2021, the Company has $15.9 million remaining under the stock repurchase plan.
On February 10, 2022, the Company’s Board of Directors increased its stock repurchase authorization for shares and warrants by $20.0 million, from $25.0 million to $45.0 million.
10. Warrants
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
The following tables shows public and private warrants outstanding for the years ended December 31, 2021 and 2020:

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

	Year Ended December 31, 2021
	Public Warrants	Private Warrants	Total
Outstanding, beginning of period	20,273,567	2,700,000	22,973,567
Exercises of warrants	(1,794,003)	—	(1,794,003)
Transfer in (out)	1,800,000	(1,800,000)	—
Repurchases	(681,800)	—	(681,800)
Outstanding, end of period	19,597,764	900,000	20,497,764

	Year Ended December 31, 2020
	Public Warrants	Private Warrants	Total
Outstanding, November 17, 2020	21,193,798	2,700,000	23,893,798
Exercises of warrants	(920,231)	—	(920,231)
Outstanding, end of period	20,273,567	2,700,000	22,973,567
During the year ended December 31, 2021, 1,794,003 public warrants were exercised, resulting in $20.6 million of proceeds.
During the period from November 17, 2020 to December 31, 2020, 920,231 shares of public warrants were exercised, resulting in $10.6 million in proceeds.
Pursuant to the stock repurchase plan described in Note 9, during the year ended December 31, 2021, the Company repurchased 681,800 public warrants for $1.3 million, or an average of $1.87 per warrant.
11. Variable Interest Entities
The Company consolidates certain VIEs in which it is determined that the Company is the primary beneficiary.
The Company holds variable interests in certain entities that are VIEs which are not consolidated, as it is determined that the Company is not the primary beneficiary. The Company’s involvement with such entities is generally in the form of direct equity interests in, and fee arrangements with, the entities in which it also serves as the general partner or managing member. The Company evaluated its variable interests in the VIEs and determined it is not considered the primary beneficiary of the entities primarily because it does not have interests in the entities that could potentially be significant. No reconsideration events that caused a change in the Company’s consolidation conclusions occurred during either the year ended December 31, 2021 or 2020. As of December 31, 2021 and 2020, the total unfunded commitments from the special limited partner and general partners to the unconsolidated VIEs were $34.7 million and $32.8 million, respectively. These commitments are the primary source of financing for the unconsolidated VIEs.
The following table sets forth certain information regarding the VIEs in which the Company holds a variable interest but does not consolidate. The assets recognized on the Company’s Consolidated Statements of Financial Condition related to the Company’s interests in and management fees, incentive fees and third party costs receivables from these non-consolidated VIEs. The Company’s maximum exposure to loss relating to non-consolidated VIEs as of December 31, 2021 and 2020 were as follows:

	As of December 31,
	2021	2020
Investments	$104,609	$77,511
Receivables	13,554	14,322
Maximum exposure to loss	$118,163	$91,833

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)
The above table includes investments in VIEs which are owned by noncontrolling interest holders of approximately $50.4 million and $77.4 million as of December 31, 2021 and 2020, respectively. The decrease in investments in VIEs which are owned by noncontrolling interest holders from December 31, 2020 to December 31, 2021 is primarily a result of the exercise of the amended Mosaic Call Right on July 2, 2021 and purchase of the interest held in Mosaic from Mosaic Counterparty, as described in Note 4. The purchase of the interest held in Mosaic from Mosaic Counterparty resulted in investments in VIEs carried at approximately $33.5 million as of June 30, 2021 (prior to the purchase) being held by the Company instead of redeemable noncontrolling interest holders following July 2, 2021.
12. Premises and Equipment
A summary of premises and equipment as of December 31, 2021 and 2020 is as follows:

	As of December 31,		Estimated Useful Lives
	2021	2020
Furniture, fixtures and leasehold improvements	$36,521	$36,614	3 – 7 years
Office equipment	1,017	994	5 years
Computer equipment and software	18,345	17,868	3 – 5 years
Aircraft	1,550	3,100	5 years
Premises and equipment, at cost	57,433	58,576
Accumulated depreciation and amortization	(52,022)	(50,706)
Premises and equipment, net	$5,411	$7,870
In August 2019, the Company acquired a 12.5% interest in an aircraft which is being amortized over five years. In March 2021, the Company assigned 50% of its interest to Holdings for cash consideration of $1.3 million.
Total depreciation and amortization expense related to premises and equipment of $1.7 million, $2.3 million and $2.5 million was recognized for the years ended December 31, 2021, 2020 and 2019, respectively.
13. Employee Compensation and Benefits
For the years ended December 31, 2021, 2020 and 2019, employee compensation and benefits consisted of the following:

	Year Ended December 31,
	2021	2020	2019
Cash-based employee compensation and benefits	$162,901	$165,830	$169,862
Equity-based compensation	44,190	—	—
Partnership interest-based compensation	27,671	172,358	30,233
Carried interest compensation	67,773	34,259	38,842
Cash-based incentive fee related compensation	28,002	11,454	—
Other non-cash compensation	3,300	4,564	4,030
Total employee compensation and benefits	$333,837	$388,465	$242,967
Partnership Interest in Holdings, Holdings II and Management LLC
Payments to the employees for partnership interest awards are made by Holdings, Holdings II and Management LLC. As a result, the Company records a non-cash profits interest compensation charge and an offsetting deemed contribution to equity (deficit) to reflect the payments made by the GCMH Equityholders. As the payments are made by Holdings, Holdings II and Management LLC, the expense that is pushed down to GCMH and the offsetting deemed contribution are each attributed solely to noncontrolling interest in GCMH. Any liability related to the awards is recognized at Holdings, Holdings II or Management LLC as Holdings, Holdings II or Management LLC is the party responsible for satisfying the obligation, and is not shown in the

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)
Company’s Consolidated Financial Statements. The Company has recorded deemed contributions to equity (deficit) from Holdings, Holdings II and Management LLC of approximately $27.7 million, $172.4 million and $30.2 million for the years ended December 31, 2021, 2020 and 2019, respectively, for partnership interest-based compensation expense which will ultimately be paid by Holdings, Holdings II or Management LLC.
The Company has modified awards to certain individuals upon their voluntary retirement or intention to retire as employees. These awards generally include a stated target amount, that upon payment terminates the recipient’s rights to future distributions and allows for a lump sum buy-out of the awards, at the discretion of the managing member of Holdings, Holdings II, and Management LLC. The awards are accounted for as partnership interest-based compensation at the fair value of these expected future payments, in the period the employees accepted the offer. Partnership interest-based compensation expense related to award modifications of $6.3 million, $46.9 million and $16.3 million was recognized for the years ended December 31, 2021, 2020 and 2019, respectively.
The liability associated with awards that contain a stated target has been retained by Holdings as of December 31, 2021 and 2020 and is re-measured at each reporting date, with any corresponding changes in liability being reflected as employee compensation and benefits expense of the Company. Certain recipients had unvested stated target payments of $6.3 million, $0.0 million, and $12.3 million as of December 31, 2021, 2020 and 2019, respectively, which has not been reflected as employee compensation and benefits expense by the Company. The Company recognized partnership interest-based compensation expense of $21.4 million, $125.5 million and $13.9 million for the years ended December 31, 2021, 2020 and 2019, respectively, related to profits interest awards that are in substance profit-sharing arrangements.
Other
Other consists of employee compensation and benefits expense related to deferred compensation programs and other awards that represent investments made in GCM Funds on behalf of the employees.
14. Equity-Based Compensation
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
In addition to the March 2021 grant, an additional 0.4 million RSUs with an aggregate grant date fair value of $4.1 million were granted to certain employees during the year ended December 31, 2021.
A summary of non-vested RSU activity for the year ended December 31, 2021 is as follows:

GCM Grosvenor Inc.

Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of December 31, 2020	—	$—
Granted	5,144,664	12.86
Vested	(2,127,252)	12.89
Forfeited	(13,001)	13.04
Balance as of December 31, 2021	3,004,411	$12.84
The total grant-date fair value of RSUs that vested during the year ended December 31, 2021 was $27.4 million. For the year ended December 31, 2021, $44.2 million of compensation expense related to the RSUs was recorded within employee compensation and benefits in the Consolidated Statements of Income. As of December 31, 2021, total unrecognized compensation expense related to unvested RSUs was $22.8 million and is expected to be recognized over the remaining weighted average period of 1.3 years.
The total tax benefit recognized related to the delivered RSUs for the year ended December 31, 2021 was $1.3 million.
15. Debt
The table below summarizes the outstanding debt balance as of December 31, 2021 and 2020:

	As of December 31,
	2021	2020
Senior loan	$397,000	$340,259
Less: debt issuance costs	(6,484)	(5,104)
Total debt	$390,516	$335,155
Maturities of debt for the next five years and thereafter are as follows:

Year Ended December 31,
2022	$4,000
2023	4,000
2024	4,000
2025	4,000
2026	4,000
Thereafter	377,000
Total	$397,000
Senior Loan
On January 2, 2014, the Company entered into a senior secured term loan facility (“Senior Loan”) due January 2, 2021, which was subsequently amended through several debt modifications in fiscal years 2017 and 2018.
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
Concurrently with the effectiveness of the Amended Credit Agreement, the Company made a voluntary prepayment on the Senior Loan in an aggregate principal amount of $50.3 million. As a result of the prepayment in February 2021, the Company recorded an expense of $0.7 million related to the acceleration of deferred debt issuance costs, which is recorded within other income (expense) in the Consolidated Statements of Income for the year ended December 31, 2021. The Company capitalized $0.9 million of debt issuances costs related to payments to lenders in connection with the amendment and extension of its Senior Loan, which is recorded within debt in the Consolidated Statements of Financial Condition, and expensed $2.6 million of third-party costs related to the amendment which is recorded within general, administrative and other in the Consolidated Statements of Income for the year ended December 31, 2021.
On June 23, 2021, the Company further amended its Senior Loan to increase the aggregate principal amount from $290.0 million to $400.0 million (as increased, the “Incremental 2028 Term Loans”). The Company capitalized $2.2 million of debt issuance costs related to payments to lenders in connection with the Incremental 2028 Term Loans, which is recorded within debt in the Consolidated Statements of Financial Condition.
Quarterly principal payments of $1.0 million are required to be made toward the Incremental 2028 Term Loans beginning June 30, 2021 (less any reduction for prior or future voluntary or mandatory prepayments of principal).
In addition to the scheduled principal repayments, the Company is required to offer to make prepayments of Consolidated Excess Cash Flow (“Cash Flow Payments”) no later than five days following the date the quarterly financial statements are due if the leverage ratio exceeds 2.50x. The Cash Flow Payments were calculated as defined in the Senior Loan agreement based on a percentage of calculated excess cash. During the years ended December 31, 2021 and 2020, the Company did not make any Cash Flow Payments. During the year ended December 31, 2019, the Company made $7.3 million of Cash Flow Payments.
As of December 31, 2021 and 2020, $397.0 million of Incremental 2028 Term Loans and $340.3 million of 2025 Term Loans were outstanding with weighted average interest rates of 3.19% and 3.98% for the years ended December 31, 2021 and 2020, respectively.
Under the credit and guaranty agreement governing the terms of the Senior Loan, the Company must maintain certain leverage and interest coverage ratios. The credit and guaranty agreement also contains other covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur debt and restrict the Company and its subsidiaries ability to merge or consolidate, or sell or convey all or substantially all of the Company’s assets. As of December 31, 2021 and 2020, the Company was in compliance with all covenants.
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
On November 23, 2020, the Company repaid amounts drawn on the Credit Facility, resulting in no outstanding borrowings as of each December 31, 2021 and December 31, 2020.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

Other
Certain subsidiaries of the Company agree to jointly and severally guarantee, as primary obligor and not merely as surety guarantee the obligations of their parent entity, GCMH.
Amortization of deferred debt issuance costs was $1.0 million, $1.3 million and $1.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. These amounts are recorded within interest expense in the Consolidated Statements of Income.
The carrying value of the Senior Loan, excluding the unamortized debt issuance costs presented as a reduction to the principal balance, approximated the fair value as of December 31, 2021 and December 31, 2020. As the Senior Loan was not accounted for at fair value, it was not included in the Company’s fair value hierarchy in Note 7, however had it been included, it would have been classified in Level 2.
16. Interest Rate Derivatives
The Company has entered into various derivative agreements with financial institutions to hedge interest rate risk related to its outstanding debt. The Company had the following interest rate derivatives recorded as an asset within other assets and as a liability within accrued expenses and other liabilities, respectively, in the Consolidated Statements of Financial Condition as of December 31, 2021 and December 31, 2020:

			As of December 31, 2021
Derivative	Notional Amount	Fair Value as of December 31, 2021	Fixed Rate Paid	Floating Rate Received	Effective Date(2)	Maturity Date
Interest rate swap	$232,000	$2,264	1.33%	1 month LIBOR (1)	March 2021	February 2028
Interest rate swap	68,000	431	1.39%	1 month LIBOR (1)	July 2021	February 2028
		$2,695
(1)Floating rate received subject to a 0.50% Floor.
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
		$(28,442)
(1)Floating rate received subject to a 0.00% Floor.
(2)Floating rate received subject to a 2.45% Floor.
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

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)
A rollforward of the amounts in accumulated other comprehensive income (loss) (“AOCI”) related to interest rate derivatives designated as cash flow hedges as follows:

	Year Ended December 31,
	2021	2020
Derivative loss at beginning of period	$(11,163)	$(6,933)
Cumulative-effect adjustment from adoption of ASU 2017-12	—	650
Amount recognized in other comprehensive income (loss)	540	(9,110)
Amount reclassified from accumulated other comprehensive loss to interest expense	7,001	4,230
Derivative loss at end of period	(3,622)	(11,163)
Less: Loss attributable to noncontrolling interests in GCMH	(2,959)	(8,743)
Derivative loss at end of period, net	$(663)	$(2,420)
The amount of gain (loss) related to interest rate contracts not designated as hedging instruments was recognized as follows:

	Year Ended December 31,
	2021	2020
Other income (expense)	$1,934	$(8,572)
On February 24, 2021, the Company terminated derivative instruments which were entered into in 2017 and 2018. Prior to termination, certain derivative instruments did not qualify for hedge accounting due to floor rate mismatches and as a result, all changes in fair value for those derivative instruments were reflected within other income (expense) in the Consolidated Statements of Income. The amount previously recorded as a hedge in AOCI remains in AOCI and is recorded in interest expense within the Consolidated Statements of Income over the original life of the swap.
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

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

17. Accrued Expenses and Other Liabilities
A summary of accrued expenses and other liabilities as of December 31, 2021 and 2020 is as follows:

	As of December 31,
	2021	2020
Carried interest payable	$1,510	$3,122
Deferred revenue	8,484	10,033
Deferred rent	5,421	7,015
Clawback obligation	600	1,400
Derivative liability	—	28,442
Other liabilities	12,018	10,914
Total accrued expenses and other liabilities	$28,033	$60,926
18. Commitments and Contingencies
Leases
The Company has entered into operating lease agreements for office space. The Company leases office space in various countries around the world and maintains its headquarters in Chicago, Illinois, where it leases primary office space under a lease agreement expiring September 2026 with an option to terminate early between September 2022 to September 2023 subject to a termination fee. The leases contain rent escalation clauses based on increases in base rent, real estate taxes and operating expenses. The minimum annual lease commitments as of December 31, 2021 are as follows:

Year Ended December 31,
2022	$8,905
2023	6,801
2024	2,940
2025	2,900
2026	2,220
Thereafter	—
$23,766
Rental expense under operating lease agreements was approximately $7.2 million, $7.3 million and $6.7 million for the years ended December 31, 2021, 2020 and 2019, respectively, and is included within general, administrative and other in the Consolidated Statements of Income.
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
The Company had $83.5 million and $81.8 million of unfunded investment commitments as of December 31, 2021 and 2020, respectively, representing general partner capital funding commitments to several of the GCM Funds. As of December 31, 2020, $32.1 million received in the Mosaic Transaction was available to fund such commitments. Refer to Note 4 for a discussion of the Company’s exercise of the amended Mosaic Call Right on July 2, 2021.

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
From time to time, the Company is a defendant in various lawsuits related to its business. The Company’s management does not believe that the outcome of any current litigation will have a material effect on the Company’s Consolidated Financial Statements.
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
The Company provides certain employees partnership interest awards which are paid by Holdings, Holdings II and Management LLC. Refer to Note 13 for further details.
The Company has a sublease agreement with Holdings. Because the terms of the sublease are identical to the terms of the original lease, there is no impact to net income (loss) in the Consolidated Statements of Income or Consolidated Statements of Cash Flows.
The Company incurs certain costs, primarily related to accounting, client reporting, investment-decision making and treasury-related expenditures, for which it receives reimbursement from the GCM Funds in connection with its performance obligations to provide investment management services. Due from related parties in the Consolidated Statements of Financial Condition includes net receivables of $11.7 million and $11.2 million as of December 31, 2021 and 2020, respectively, paid on behalf of affiliated entities that are reimbursable to the Company.
Our executive officers, senior professionals, and certain current and former employees and their families invest on a discretionary basis in GCM Funds, and such investments are generally not subject to management fees and performance fees. As of December 31, 2021 and 2020, such investments and future commitments were $441.8 million and $426.7 million in aggregate, respectively.
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

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

From time to time, certain of the Company’s executive officers utilize a private business aircraft, including an aircraft wholly owned or controlled by members of Holdings. Additionally, the Company arranges for the use of the private business aircraft through a number of charter services, including entities predominantly or wholly owned or controlled by members of Holdings. The Company paid, net of reimbursements, approximately $1.0 million, $0.5 million and $3.7 million for the years ended December 31, 2021, 2020 and 2019, respectively, to utilize aircraft and charter services wholly owned or controlled by members of Holdings, which is recorded within general, administrative and other in the Consolidated Statements of Income.
Prior to the Transaction, the Company paid for all direct and indirect expenses of GCMHGP LLC, including accounting and administrative expenses. GCMHGP LLC did not reimburse the Company for such expenses, which were immaterial to the Company.
20. Income Taxes
The provision (benefit) for income taxes for the years ended December 31, 2021, 2020 and 2019 consist of the following:

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$1,970	$1,118	$—
State and local	2,155	1,771	1,683
Foreign	1,176	988	635
Total current provision for income taxes	$5,301	$3,877	$2,318
Deferred:
Federal	$4,428	$937	$—
State and local	1,364	(301)	—
Foreign	(100)	(7)	—
Total deferred income taxes expense	5,692	629	—
Total provision for income taxes	$10,993	$4,506	$2,318
A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Statutory U.S. federal income tax rate	21%	21%	21%
State and local income taxes	2%	(2)%	3%
Impact of noncontrolling interests	(17)%	(24)%	(5)%
Income passed through to members	—%	1%	(16)%
Foreign income taxes	1%	(1)%	1%
Other	—%	(1)%	—%
Effective income tax rate	7%	(6)%	4%
Deferred tax assets and liabilities are recorded net within deferred tax assets, net in the Company’s Consolidated Statements of Financial Condition. Details of the Company’s deferred tax assets and liabilities are as follows:

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted

	As of December 31,
	2021	2020
Investment in GCMH	$105,331	$101,259
Loss and credit carryforwards	—	17
Intangibles and other	683	836
Total deferred tax assets (before valuation allowance)	106,014	102,112
Valuation allowance	(37,472)	(27,715)
Total deferred tax assets	$68,542	$74,397

Other	$—	$(244)
Total deferred tax liabilities	$—	$(244)

Deferred tax assets, net	$68,542	$74,153
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
GCMG has recorded a valuation allowance of approximately $37.5 million and $27.7 million as of December 31, 2021 and 2020, respectively, related to its outside partnership basis of its investment in GCMH for the amount of the deferred tax asset that is not expected to be realized.
The Company analyzes its tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where it is required to file income tax returns, as well for all open tax years in these jurisdictions. As of December 31, 2021, the Company has examined all open tax years and major jurisdictions and determined there is no tax liability resulting from unrecognized tax benefits related to uncertain tax positions taken or expected to be taken in future tax returns. The Company is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits, if any, within income taxes in the Consolidated Statements of Income. Accrued interest and penalties, if any, would be included within accrued expenses and other liabilities in the Consolidated Statements of Financial Condition.
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of December 31, 2021, tax years for 2021, 2020, 2019 and 2018 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2021, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before 2018.
In connection with the Transaction on November 17, 2020, the Company recorded a deferred tax asset in the amount of $74.7 million, which is net of a valuation allowance of $25.2 million related to the portion of tax benefits that is not expected to be realized. Additionally, in connection with the Transaction and recording of the deferred tax asset, the Company recorded $59.4 million and $60.5 million for the years ended December 31, 2021 and 2020, respectively, within payable to related parties pursuant to the tax receivable agreement in the Consolidated Statements of Financial Condition.

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
The following is a reconciliation of basic and diluted earnings (loss) per share for the year ended December 31, 2021 and for the period November 17, 2020 through December 31, 2020:

	Year Ended December 31, 2021	November 17, 2020 through December 31, 2020
Numerator for earnings (loss) per share calculation:
Net income attributable to GCM Grosvenor Inc., basic	$21,482	$4,049
Exercise of private warrants	(382)	—
Exercise of public warrants	(1,126)	—
Exchange of Partnership units	33,252	(111,042)
Net income (loss) attributable to common stockholders, diluted	53,226	(106,993)

Denominator for earnings (loss) per share calculation:
Weighted-average shares, basic	43,765,651	39,984,515
Exercise of private warrants - incremental shares under the treasury stock method	90,062	—
Exercise of public warrants - incremental shares under the treasury stock method	691,396	—
Exchange of Partnership units	144,235,246	144,235,246
Assumed vesting of RSUs - incremental shares under the treasury stock method	277,019	—
Weighted-average shares, diluted	189,059,374	184,219,761

Basic EPS
Net income attributable to common stockholders, basic	$21,482	$4,049
Weighted-average shares, basic	43,765,651	39,984,515
Net income per share attributable to common stockholders, basic	$0.49	$0.10

Diluted EPS
Net income (loss) attributable to common stockholders, diluted	$53,226	$(106,993)
Weighted-average shares, diluted	189,059,374	184,219,761
Net income (loss) per share attributable common stockholders, diluted	$0.28	$(0.58)
Shares of the Company’s Class C common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, a separate presentation of basic and diluted earnings per share of Class C common stock under the two-class method has not been presented.
The following outstanding potentially dilutive securities were excluded from the calculations of diluted earnings per share attributable to common stockholders because their impact would have been antidilutive for the periods presented:

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

	Year Ended December 31, 2021	November 17, 2020 through December 31, 2020
Public warrants	—	20,273,567
Private warrants	—	2,700,000
22. Regulatory and Net Capital Requirements
We are required to maintain minimum net capital balances for regulatory purposes for our Japan, Hong Kong and United Kingdom subsidiaries as well as our U.S. broker-dealer subsidiary. These net capital requirements are met by retaining cash. The Company's U.S registered broker-dealer is subject to the SEC’s Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, as defined, shall not exceed 15 to 1. As of December 31, 2021, the Company's U.S registered broker-dealer had net capital, as defined under Rule 15c3-1, of $1.1 million and excess net capital of $1.1 million. The ratio of aggregate indebtedness to net capital was 0.24 to 1. As of December 31, 2021, all broker-dealer subsidiaries are in compliance with regulatory requirements.
Although the Company's U.S registered broker-dealer does not claim exemption from the Rule 15c3‐3 of the Securities and Exchange Commission, it does not transact a business in securities with, or for, any person defined as a “customer” pursuant to Rule 17a‐5(c)(4) and does not carry margin accounts, credit balances, or securities for any person defined as a “customer” pursuant to Rule 17a‐5(c)(4).
23. Subsequent Event
On February 10, 2022, the Company declared a quarterly dividend of $0.10 per share of Class A common stock to record holders as of the close of business on March 1, 2022. The payment date will be March 15, 2022.

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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.
Management’s annual report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the framework established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.
Attestation Report of the Independent Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for "emerging growth companies."
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Annual Meeting of Stockholders
The board of directors has established June 8, 2022 as the date of our 2022 annual meeting of stockholders.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table provides information regarding our executive officers and members of our board of directors (ages as of the date of this Annual Report on Form 10-K):

Name	Age	Position(s)
Michael Sacks	59	Chairman of the Board and Chief Executive Officer
Jonathan Levin	40	President and Director
Pamela Bentley	50	Chief Financial Officer
Frederick Pollock	42	Chief Investment Officer
Sandra Hurse	56	Chief Human Resources Officer
Angela Blanton	51	Director
Francesca Cornelli	59	Director
Stephen Malkin	60	Director
Blythe Masters	52	Director
Samuel C. Scott III	77	Lead Independent Director
Executive Officers
Michael J. Sacks. Michael J. Sacks has served as our Chief Executive Officer and Chairman of our board of directors since our formation in July 2020. Mr. Sacks is also GCM Grosvenor’s Chief Executive Officer, having joined GCM Grosvenor in 1990 and soon after being named its Chief Executive Officer in 1994. Under Mr. Sacks’ leadership, GCM Grosvenor grew from its position as an early participant in a cottage industry to its current position as one of the largest independent open architecture alternative asset platforms. Mr. Sacks is engaged civically serving on a number of nonprofit boards. He graduated from Tulane University with a B.S. in Economics and holds a general course certificate from the London School of Economics. In addition, Mr. Sacks holds an M.B.A. from the Kellogg Graduate School of Management at Northwestern University and a J.D. from Northwestern University’s Pritzker School of Law. Mr. Sacks is well qualified to serve on our board of directors because of his experience with GCM and GCM Grosvenor, including in his capacity as Chief Executive Officer of each entity.
Jonathan R. Levin. Jonathan R. Levin has served as our President since our formation in July 2020 and as a member of our board of directors since November 2020. Mr. Levin joined GCM Grosvenor in 2011 and became its President in 2017. Mr. Levin also serves as Chair of the Global Investment Council and a member of the Private Equity, Real Estate and Infrastructure Investment Committee, the Labor Impact Fund Investment Committee, and the Strategic Investments Investment Committee of GCM Grosvenor. Prior to joining GCM Grosvenor, Mr. Levin was the Treasurer and Head of Investor Relations at Kohlberg Kravis Roberts & Co. (“KKR”), where he worked from 2004 to 2011, where he was responsible for managing KKR’s balance sheet investments, engaging with public investors and industry analysts, and leading strategic projects. Prior to his role as Treasurer and Head of Investor Relations, Mr. Levin worked in KKR’s private equity business and focused on investments in the financial services industry. Mr. Levin began his career as an Analyst in the private equity group of Bear Stearns. Mr. Levin holds an A.B. in Economics from Harvard College and is a member of the board of directors of the Ann & Robert H. Lurie Children’s Hospital of Chicago and the Museum of Contemporary Art Chicago. Mr. Levin is well qualified to serve on our board of directors because of his experience with GCM and GCM Grosvenor, including in his capacity as President of each entity, and his experience in the asset management industry.
Pamela Bentley. Pamela Bentley serves as our Chief Financial Officer and is a member of the firm’s Operations Committee. She is responsible for managing the financial functions of the firm including overseeing activities related to corporate and fund accounting, treasury and cash management, financial planning and reporting, tax, and operational due diligence while also playing a vital role in the firm’s strategic initiatives. Prior to joining GCM Grosvenor, Ms. Bentley spent 15 years with The Carlyle Group, a publicly traded global investment firm, where her most recent role was Chief Accounting Officer and Managing Director. Previously, she was a Vice President of Finance and Investor Relations at Transaction Network Services, Inc. and a Senior Manager at Arthur Andersen LLP. Ms. Bentley received her Bachelor of Business Administration from the University of Michigan’s Ross School of Business. She is a Certified Public Accountant and a member of the

American Institute of Certified Public Accountants. Ms. Bentley is a member of and Chair of the Board of Directors of Junior Achievement of Greater Washington.
Frederick E. Pollock. Mr. Pollock serves as our Chief Investment Officer. Mr. Pollock joined GCM Grosvenor in 2015 and became Chief Investment Officer in 2019. Mr. Pollock also serves as Head of GCM Grosvenor’s Strategic Investments Group and on all of GCM Grosvenor’s Investment Committees, the Global Investment Council, the Diversity & Inclusion Governing Committee and the ESG Committee. Prior to joining GCM Grosvenor, Mr. Pollock had various roles at Morgan Stanley from 2006 to 2015, most recently within its merchant banking division, specializing in infrastructure investing, with responsibility for deal sourcing, due diligence, and management as a board member of various portfolio companies. Mr. Pollock helped form the infrastructure investment group at Morgan Stanley and to structure and raise capital for its initial funds. Prior to joining Morgan Stanley, Mr. Pollock worked at Deutsche Bank, where he made investments for the firm and on behalf of clients. He received his Bachelor of Science summa cum laude in Economics from the University of Nevada and his Juris Doctor magna cum laude from Harvard Law School.
Sandra Hurse. Ms. Hurse serves as our Chief Human Resources Officer. Ms. Hurse joined GCM Grosvenor as Chief Human Resources Officer in 2018. Ms. Hurse serves as a member of GCM Grosvenor’s ESG Committee and Diversity & Inclusion Governing Committee. Prior to joining GCM Grosvenor, Ms. Hurse held various positions at Bank of America from 2013 to 2018, most recently serving as Global Head of Human Resources for Corporate and Investment Banking. Previously, Ms. Hurse also held leadership roles in Talent Management and Talent Acquisition at Goldman Sachs & Co. from 2006 to 2013 and J.P. Morgan Chase & Co. from 1998 to 2006. She received a Bachelor of Business Administration in Finance from Bernard M. Baruch College and a Master of Business Administration in Marketing from the University of Michigan. Ms. Hurse has served on the Board of Angi since November 2021, including on its Executive Compensation and Compensation Committees. Ms. Hurse serves as a Board Member for the Harlem School of the Arts, the Council for Urban Professionals and the Thurgood Marshall College Fund, where she is a member of the finance committee.
Directors
Angela Blanton. Angela Blanton has served as a member of our board of directors since November 2020. Ms. Blanton has served as Carnegie Mellon University’s vice president for Finance and chief financial officer since 2017 after serving as interim vice president and chief financial officer in 2016. Ms. Blanton has over 20 years of experience spanning finance, project management and engineering disciplines within the higher education, financial services and manufacturing industries. Prior to joining Carnegie Mellon, Ms. Blanton was chief financial officer for PNC Investments Brokerage from February 2015 to December 2015. Ms. Blanton serves on the boards of Pittsburgh Public Theater, where she serves as the Chair of the Education and Community Engagement Committee, National Association of College and University Business Officers, and Leadership Pittsburgh Inc. Ms. Blanton received a bachelor of science in electrical engineering from the University of Michigan and her MBA from the Tepper School of Business at Carnegie Mellon University. We believe Ms. Blanton is well qualified to serve on our board of directors because of her experience as a chief financial officer and in the financial services industry.
Francesca Cornelli. Francesca Cornelli has served as a member of our board of directors since November 2020. Dr. Cornelli is the dean of Northwestern University’s Kellogg School of Management, a position she has held since August 1, 2019. She is also a professor of finance and holds the Donald P. Jacobs Chair in Finance. Prior to that, she was a professor of finance and deputy dean at London Business School from 1994 to 2019. Dr. Cornelli’s research interests include corporate governance, private equity, privatization, bankruptcy, IPOs and innovation policy. She has been an editor of the Review of Financial Studies and previously served on the board of editors of the Review of Economic Studies and as an associate editor at the Journal of Finance. She is a research fellow at the Center for Economic and Policy Research, and previously served as a director of the American Finance Association. Dr. Cornelli has previously taught at the Wharton School of the University of Pennsylvania, the Fuqua School of Business at Duke University, The London School of Economics, the Indian School of Business in Hyderabad and the New Economic School in Moscow. She has also served as an independent board member of several global corporations, including Banca Intesa SanPaolo from 2016 to 2019, Telecom Italia from 2014 to 2018, American Finance Association from 2013 to 2016, and Swiss Re International and Swiss Re Holdings from 2013 to 2019. In January 2016, she helped create and became a board member of AFFECT, a committee of the American Finance Association designed to promote the advancement of women academics in the field of finance. We believe Dr. Cornelli is well qualified to serve on our board of directors due to her experience as an academic in finance and governance, and her experience on boards of directors of other companies.
Stephen Malkin. Stephen Malkin has served on as a member of our board of directors since November 2020. Mr. Malkin is President of Ranger Capital Corporation, a position he has held continuously since departing from his position as a senior executive of GCM Grosvenor in 2005. Mr. Malkin was associated with GCM Grosvenor from 1992 through 2005, during most of which time he served on GCM Grosvenor’s Management Committee and shared management responsibilities with Mr. Sacks. Mr. Malkin was also a member of GCM Grosvenor’s Absolute Return Strategies Investment Committee and shared responsibility for portfolio management as well as the evaluation, selection, and monitoring of various Absolute Return Strategies investments. Prior to his role with GCM Grosvenor, from 1988 through 1991, Mr. Malkin worked in various management positions for JMB Realty Corporation, focusing on non-real estate corporate acquisition opportunities. From 1983 to 1986, Mr. Malkin was an analyst with Salomon Brothers Inc. in Chicago and Tokyo. He received a B.B.A. from the University of Michigan and an M.B.A. in Finance from the Wharton School of the University of Pennsylvania. We believe Mr. Malkin is well qualified to serve on our board of directors because of his management and investment experience with GCM Grosvenor, including as a former GCM Grosvenor Management Committee member and Absolute Return Strategies Investment Committee member, and his experience as an investment professional with over 35 years’ experience.
Blythe Masters. Blythe Masters has served as a member of our board of directors since November 2020. Ms. Masters is an experienced financial services and technology executive and currently a Founding Partner at the private equity and venture capital firm Motive Partners. Blythe is also CEO and Board member of Motive Capital Corp, and President of Motive Capital Corp II, the special purpose acquisition corporations sponsored by Motive’s funds. From March 2015 until December 2018, she was the chief executive officer of Digital Asset. Ms. Masters was previously a senior executive at J.P. Morgan, which she left in 2014 following the sale of the physical commodities business that she built. Ms. Masters was a member of the Corporate & Investment Bank Operating Committee and the firm’s Executive Committee. Positions at J.P. Morgan included Head of Global Commodities, Head of Corporate & Investment Bank Regulatory Affairs, CFO of the Investment Bank, Head of Global Credit Portfolio and Credit Policy & Strategy, Head of North American Structured Credit Products, Co-Head of Asset Backed Securitization and Head of Global Structured Credit. Ms. Masters has held a number of board positions throughout her career. She currently serves as Board Member of A.P. Moller Maersk, Credit Suisse Group, and is also Board Chair of Credit Suisse Holdings (USA), Inc. She is chair of the Wilshire Digital Asset Advisory Group, and advisory board member of the US Chamber of Digital Commerce, Figure Technologies, and Maxex. She is a member of the Brookings Institution Taskforce on Financial Stability and P.R.I.M.E. Finance (the Hague-based Panel of Recognized International Market Experts in Finance). She previously served as chair of the board of directors of Santander Consumer USA Holdings from June 2015 to July 2016 and chair of the board of Phunware having served on this board from December 2019 to April 2021. She is the former chair of the Global Financial Markets Association, having served on this board from 2009 to 2014, former chair of the Securities Industry and Financial Markets Association having served on this board from 2004 to 2014, and former chair of the Linux Foundation’s Hyperledger project. Ms. Masters has a B.A. in economics from the University of Cambridge. We believe Ms. Masters is well qualified to serve on our board of directors due to her expertise in the financing and banking sector and her experience on boards of directors of other companies.
Samuel C. Scott III. Samuel C. Scott III has served as a member of our board of directors since November 2020. Mr. Scott has served on the board of directors of BNY Mellon since 2003, where he currently serves as a member of its Audit Committee, its Human Resources and Compensation Committee and its Corporate Governance, Nominating & Social Responsibility Committee. Prior to his retirement in 2009, Mr. Scott served as Chairman and Chief Executive Officer, since 2001, and President and Chief Operating Officer, since 1997, of Corn Products International, Inc., a leading global ingredients solutions provider now known as Ingredion Incorporated. Mr. Scott previously served as President of CPC International’s Corn Refining division from 1995 to 1997 and President of American Corn Refining from 1989 to 1997. In addition to his public board service, Mr. Scott also serves on the board of The Chicago Council on Global Affairs, the Board of Trustees of the Ringling College of Art and Design, the board of the Northwestern Medical Group and the board of the American Business Immigration Coalition. Mr. Scott served on the board of Motorola Solutions, Inc. from 1993 until 2019 and was its lead director from 2015 to 2019. Mr. Scott also served on the board of Abbott Laboratories from 2007 until 2020. Mr. Scott received both a Bachelor of Science degree and a Master in Business Administration degree from Fairleigh Dickinson University. We believe Mr. Scott is well qualified to serve on our board of directors due to his experience as an executive and on boards of directors of other companies.
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
Governance Documents
We believe that good corporate governance is important to ensure that GCM is managed for the long-term benefit of our stockholders. Our Board will periodically review and reassess our Governance Guidelines, other governance documents and overall governance structure. Complete copies of our audit committee charter, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics are available on our website at https://gcmgrosvenor.com/corporate-governance, or by writing to our Secretary at our offices at 900 North Michigan Avenue, Suite 1100, Chicago, Illinois 60611.
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
Board Committees
Our board of directors has an audit committee. From time to time, special committees may be established under the direction of our board of directors when necessary to address specific issues. The audit committee charter is available on our website at https://gcmgrosvenor.com/corporate-governance.
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
ITEM 11. EXECUTIVE COMPENSATION
In 2021, our “named executive officers” and their positions were as follows:
•Michael J. Sacks, Chief Executive Officer and Chairman;
•Jonathan R. Levin, President;
•Pamela Bentley, Chief Financial Officer;
•Sandra Hurse, Chief Human Resources Officer; and
•Frederick Pollock, Chief Investment Officer.
.Summary Compensation Table
The following table sets forth information concerning the compensation of our named executive officers for our fiscal years ended December 31, 2021 and December 31, 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards(1) ($)	All Other Compensation ($)		Total ($)
Michael J. Sacks	2021	3,748,100	—		—	824,114	(2)	4,572,214
Chief Executive Officer and Chairman	2020	3,700,000	—		—	282,540		3,982,540
Jonathan R. Levin	2021	500,000	1,566,929	(3)	6,128,800	17,265,132	(4)	25,460,861
President	2020	500,000	861,957		—	25,097,954		26,459,911
Pamela Bentley	2021	500,000	978,750	(5)	3,390,400	5,874	(6)	4,875,024
Chief Financial Officer	2020	125,000	740,000		—	—		865,000
Sandra Hurse	2021	500,000	857,433	(7)	1,304,000	352,203	(8)	3,013,636
Managing Director, Chief Human Resources Officer	2020	500,000	1,702,147		—	757,511		2,959,658
Frederick Pollock	2021	500,000	1,490,833	(9)	9,780,000	2,054,875	(10)	13,825,708
Managing Director, Chief Investment Officer	2020	500,000	1,687,500		—	11,650,523		13,838,023
____________
(1)    Represents the aggregate grant-date fair value of the restricted stock units granted in the year shown, computed in accordance with U.S. GAAP pertaining to equity-based compensation. For additional information regarding the determination of grant-date fair value see Note 14 to our consolidated financial statements included in this Annual Report on Form 10-K.
(2)    Represents the aggregate incremental cost to the company of providing the executive with access to non-commercial air travel pursuant to his employment agreement, described in more detail below.
(3)    Amount represents (i) a bonus in the amount of $1,490,833 earned for 2021, the amount of which is determined in the sole discretion of GCMLP, (ii) $8,333 as the portion of a $150,000 award granted to Mr. Levin in 2018 under the GCM Grosvenor 2018 Asset Pool Award Plan that vested in 2021, as described in more detail below, (iii) $37,762 as the portion of a $150,000 award (and associated earnings calculated through December 31, 2020, with respect to such award) granted to Mr. Levin in 2019 under the Deferred Compensation Plan that vested in 2021, described in more detail below and (iv) $30,000 as a portion of a $150,000 award granted to Mr. Levin in 2020 under the Deferred Compensation Plan that vested in 2021, described in more detail below.
(4)    Amount represents (i) company 401(k) contributions of $4,875, (ii) $304,110 reflecting the aggregate incremental cost to the company of providing the executive with access to non-commercial air travel pursuant to his employment agreement, described in more detail below, (iii) $24,256 in life and long-term disability insurance premiums, as described in more detail below, (iv) $17,529 as tax gross-up payments to make the executive whole for income taxes recognized on the company insurance premiums, as described in more detail below and (v) $2,914,362 in distributions received in 2021 under our carried interest arrangements, which are described in more detail below. Mr. Levin holds a membership interest in Holdings, which entitles him to a fixed portion (a “minimum allocable share”) of all profits distributed by Holdings to its members. In 2021 Mr. Levin’s “target amount” (described in more detail below) increased by $12,500,000, which is included in this column. In 2021 Mr. Levin received $1,500,000 of discretionary cash distributions of profits received in respect of his membership interest in Holdings, which figure is also reflected in this column.
(5)    Amount represents a bonus earned for 2021, the amount of which is determined in the sole discretion of GCMLP, but which was subject to a minimum bonus under Ms. Bentley’s employment agreement, as described further below.
(6)    Amount represents company 401(k) contributions of $5,874 in 2021.
(7)    Amount represents (i) a bonus in the amount of $652,083 earned for 2021, the amount of which is determined in the sole discretion of GCMLP, (ii) $115,000 as an installment of a sign-on bonus, described more fully below, (iii) $50,350 as the portion of a $200,000 award (and associated earnings calculated through December 31, 2020, with respect to such award) granted to Ms. Hurse in 2019 under the Deferred Compensation Plan that vested in 2021, described in more detail below and (iv) $40,000 as the portion of a $200,000 award granted to Ms. Hurse in 2020 under the Deferred Compensation Plan that vested in 2021, described in more detail below.
(8)    Amount represents (i) company 401(k) contributions of $6,500 and (ii) $345,703 of cash distributions of profits received in 2021 in respect of Ms. Hurse’s membership interest in Holdings and Management LLC.
(9)    Amount represents a bonus earned for 2021, the amount of which was determined in the sole discretion of GCMLP.
(10)    Amount represents (i) company 401(k) contributions of $4,875 and (ii) $1,050,000 in cash bonus earned in 2021, calculated by reference to incentive fees earned from GCM Grosvenor Special Opportunities Fund, L.P., which is described in more detail below. Mr. Pollock holds a membership interest in Holdings, which entitles him to a fixed portion (a “minimum allocable share”) of all profits distributed by Holdings to its members. In addition to the fixed portion of his profits distribution from Holdings, for 2021 Mr. Pollock received $1,000,000 of discretionary cash distributions of profits received in respect of Mr. Pollock’s membership interests in Holdings, which figure is also reflected in this column.

Salaries
Each of our named executive officers is entitled to receive a base salary under their respective employment agreements, the terms of which are summarized below. The base salaries compensate our named executive officers for services rendered to us and GCMLP. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. The actual base salaries paid to each named executive officer for 2021 and 2020 are set forth above in the Summary Compensation Table in the column entitled “Salary”.
Bonuses
Mr. Sacks was not paid a bonus for his services in 2021. Under their employment agreements, Messrs. Levin and Pollock and Mses. Bentley and Ms. Hurse are entitled to receive annual bonuses, each of which is determined in the sole discretion of GCMLP. For 2020, Ms. Hurse was entitled to a minimum annual bonus of $300,000. For 2021 and beyond, Ms. Hurse’s bonus is fully discretionary. For the 12-month periods ending February 28, 2022 and February 28, 2021, Ms. Bentley was entitled to a minimum annual bonus of $400,000 and $900,000, respectively. For 2023 and beyond, Ms. Bentley’s bonus is fully discretionary. The actual annual cash bonuses awarded to each named executive officer for 2021 and 2020 performance are set forth above in the Summary Compensation Table in the column entitled “Bonus”.
Equity Compensation
We currently maintain the GCM Grosvenor Inc. 2020 Incentive Award Plan (the “2020 Incentive Award Plan”) in order to facilitate the grant of cash and equity incentives to directors, employees (including our named executive officers), and consultants of our company and certain of its affiliates and to enable our company and certain of its affiliates to obtain and retain services of these individuals, which is essential to our long-term success. The maximum number of shares of common stock reserved under the Incentive Award Plan is 26,307,158. The actual equity incentives awarded to each named executive officer for 2021 are set forth above in the Summary Compensation Table in the column entitled “Stock Awards”.
Grosvenor Opportunistic Credit Fund Bonus
Messrs. Levin and Pollock have the right to receive a bonus if GCMLP receives performance fees from GCM Grosvenor Opportunistic Credit Fund IV, Ltd., GCM Grosvenor Opportunistic Credit Master Fund IV, Ltd., and GCM Principal SPV, Ltd. — Class B. Mr. Levin has a right to receive a bonus if GCMLP receives performance fees from GCM Grosvenor Opportunistic Credit Fund III, Ltd., GCM Grosvenor Opportunistic Credit Master Fund III, Ltd., Grosvenor Opportunistic Credit Fund III (TI), L.P., and Grosvenor Opportunistic Credit Master Fund III (TI), L.P. Bonus amounts are calculated as the product of a stated award percentage (as set forth in individual award letters) and the incentive fees earned by GCMLP from the funds set forth above. Our executives must be employed on the date the cash bonus is paid in order to receive a bonus under these arrangements. None of our executives received any bonuses with respect to these arrangements in 2021.
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

Perks and Other Personal Benefits
Non-Commercial Air Travel
Pursuant to his employment agreement with the Company, Mr. Sacks may use non-commercial air travel services for personal purposes up to a cap in any one calendar year. Pursuant to his employment agreement with the Company, Mr. Levin may use non-commercial air travel services for personal purposes up to a cap in any one calendar year. The dollar amount of such use is calculated in accordance with company policies and procedures. The aggregate incremental cost to the company of such personal use by the named executive officers in 2021 was $1,128,224. Please see the section entitled “Certain Relationships and Related Person Transactions — Firm Use of Private Aircraft” for more information.
Carried Interest
Messrs. Levin and Pollock, and Mses. Bentley and Hurse participate in our carried interest arrangements and are entitled to specified percentages (the “carried interest sharing percentages”) of distributions of carried interest from the tranche(s) set forth in such officer’s carried interest award agreements. These awards generally vest over a multi-year period and may be subject to reduction or forfeiture under certain circumstances, as described below under “Termination Payments and Benefits”. Mr. Levin received cash distributions in respect of his carried interest awards for fiscal year 2021, the amounts of which are set forth in the All Other Compensation column of the Summary Compensation table, above, and the accompanying footnote. Carried interest allocations are subject to clawback in certain situations. We anticipate that Mr. Sacks will participate in our carried interest arrangements beginning in fiscal year 2022.
Carry-Based Bonus
Mr. Pollock’s employment agreement provides that Mr. Pollock is entitled to a cash bonus calculated as a percentage of the performance fees or carried interest of GCM Grosvenor Special Opportunities Fund, L.P. Any such cash bonus will be paid within 90 days following receipt of the performance fees or carried interest by GCMLP. The amount of cash bonus Mr. Pollock received under this provision of his employment agreement for 2021 is included in the Summary Compensation Table, above.
Profit-Sharing Partnerships
Holdings
Messrs. Sacks, Levin and Pollock, and Ms. Hurse (or their estate planning vehicles) hold membership interests in Holdings. The membership interests held by Mr. Sacks entitles him to a fixed portion of all profits distributed by Holdings to its members and to a fixed portion of proceeds from any capital transaction. The membership interests held by (i) Messrs. Levin and Pollock entitle them to a fixed portion of all profits distributed by Holdings to its members and to additional distributions if and in amounts determined by the managing member of Holdings in its sole discretion and (ii) Ms. Hurse entitles her to distributions if and in amounts determined by the managing member of Holdings in its sole discretion.
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
For Messrs. Levin and Pollock and Ms. Hurse, the discretionary portion of the profits for 2021 are set forth in the All Other Compensation column of the Summary Compensation Table above.
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

For Mr. Levin, Holdings has agreed to pay premiums associated with the purchase of life and long-term disability insurance policies. The life insurance policy provides a death benefit of not less than $25,000,000, and the long-term disability insurance policy provides a benefit of $10,000,000. If a benefit is paid to Mr. Levin (or his estate, as applicable) under either policy, the value of the benefit reduces the target amount of Mr. Levin’s membership interest in Holdings, as described in more detail above. In addition, Mr. Levin is entitled to receive a gross-up payment to make him whole for any income taxes imposed by virtue of these Holdings-paid insurance premiums. In 2021, the amounts of life and long-term disability insurance premiums were $6,308 and $17,949, respectively, and the amount of the tax gross-up was $17,529. On January 1, 2021, the target amount associated with his membership interest was increased by an additional $12,500,000.
Mr. Pollock may be entitled to additional distributions in excess of the fixed portion of profits distributed by Holdings with respect to each of fiscal year 2021 and 2022. On January 1, 2022, the target amount associated with his membership interest increased by $6,250,000, and on January 1, 2023, the target amount will increase by $6,250,000.
Management LLC
Ms. Hurse holds membership interests in Management LLC, directly or through her estate planning vehicles, which entitles her to a portion of all profits distributed by Management LLC to its members, but not to proceeds from any capital transaction. The portion is determined by the managing member of Management LLC in its sole discretion. The distributions received by Ms. Hurse in 2021 are set forth in the All Other Compensation column of the Summary Compensation Table above.
For so long as Ms. Hurse is a member of Management LLC, and for certain periods after her withdrawal as a member, she is subject to restrictive covenants prohibiting disclosure of our confidential information, disparaging our business, and, for two years after withdrawal, from competing with our business or soliciting our clients or employees, subject to exceptions for actions taken in the performance of her duties to us or in connection with the investment or management of her or her family’s assets (or assets belonging to other members and their affiliates).
Asset Pool Awards
The company maintains Asset Pool Award Plans, in which certain of our named executive officers participate. Awards issued under the 2017 and 2018 Asset Pool Award Plans are cash-denominated and vest ratably over a three year period, subject to the executive’s continued employment through the vesting date. At the conclusion of the three-year vesting period, awards are settled, net of any applicable tax withholdings, in fully vested equity interests in certain specified investment funds managed by GCMLP. In 2017, Messrs. Levin and Pollock were granted awards of $150,000 and $100,000, respectively, under the GCM Grosvenor 2017 Asset Pool Award Plan. The award is scheduled to vest in equal installments over a three-year period, subject to the officer’s continued employment on the vesting date. In 2018, Mr. Levin was granted an award of $150,000 under the GCM Grosvenor 2018 Asset Pool Award Plan. The award is scheduled to vest in equal $50,000 installments over a three-year period, subject to the officer’s continued employment on the vesting date. In 2021, Mr. Levin vested in $8,333.
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth information regarding outstanding unvested restricted stock units held by our named executive officers as of December 31, 2021.

		Stock Awards
Name	Grant Date	Number of shares or units of stock that have not vested(1) (#)	Market value of shares or units of stock that have not vested(2) (#)
Michael J. Sacks	—	—	—
Jonathan R. Levin	3/1/21	313,333	3,290,000
Pamela Bentley	3/1/21	173,333	1,820,000
Sandra Hurse	3/1/21	66,667	700,000
Frederick E. Pollock	3/1/21	500,000	5,250,000
____________
(1)    One third of the restricted stock units were fully vested on the date of grant. The remaining unvested restricted stock units vest in equal installments on each of March 1, 2022 and 2023, subject to continued employment through the applicable vesting date.
(2)    The market value in this column is based on the closing trading price of $10.50 per share of Class A common stock as of December 31, 2021 listed on the Nasdaq.

Employment Agreements
Michael J. Sacks. On October 26, 2007, GCMLP entered into an employment agreement with Mr. Sacks that was subsequently amended on October 5, 2017 and on August 2, 2020. For purposes of the description of Mr. Sacks’ employment terms on any specified date, we refer to his employment agreement, as amended through such date, as Mr. Sacks’ employment agreement. Mr. Sacks’ employment agreement provides that Mr. Sacks shall serve as Chairman and Chief Executive Officer. The term of Mr. Sacks’ employment under his employment agreement will terminate upon the earliest to occur of the following events: Mr. Sacks’ death or disability (as defined in the employment agreement), termination by GCMLP for cause, or without cause following the “sunset date”, (each as defined in the employment agreement), or Mr. Sacks’ resignation.
Mr. Sacks’ employment agreement provides for an annual base salary of $3,700,000 (applicable beginning January 1, 2020), multiplied by an escalation percentage, which is the product of 100% and a fraction, the numerator of which is the Consumer Price Index — All Urban Consumers and the denominator is such Consumer Price Index on the first day of calendar year 2020. The actual amount of Mr. Sacks’ annual base salary in 2021 was $3,748,100. Mr. Sacks’ employment agreement further provides that Mr. Sacks is eligible to participate in all employee benefit programs, on at least as favorable a basis as any other member of senior management. Mr. Sacks’ employment agreement provides for the utilization of non-commercial air travel services, for personal travel up to an aggregate maximum of $1,500,000 in any one calendar year, multiplied by the escalation percentage described above.
Jonathan R. Levin. On May 9, 2011, GCMLP entered into an employment agreement with Mr. Levin, which was subsequently amended on July 29, 2020. For purposes of the description of Mr. Levin’s employment terms on any specified date, we refer to his employment agreement, as amended through such date, as Mr. Levin’s employment agreement. The initial term of Mr. Levin’s employment agreement was two years but, after such term expires, the agreement automatically remains in place until the earliest to occur of the following events: Mr. Levin’s death or disability (as defined in the employment agreement), termination by GCMLP for cause (as defined in the employment agreement), or with 90 days’ written notice by either party.
Mr. Levin’s employment agreement provided for an initial base salary of $500,000. The actual amount of Mr. Levin’s annual base salary in 2021 was $500,000. Pursuant to the employment agreement, Mr. Levin is eligible to receive a discretionary cash bonus; the amount of Mr. Levin’s discretionary bonus earned was $1,490,833 in 2021. Mr. Levin’s employment agreement further provides that he is eligible to participate in all employee benefit programs maintained by GCMLP and to basic medical insurance or coverage. Mr. Levin’s employment agreement provides for the utilization of non-commercial air travel services, for personal travel up to an aggregate maximum of $300,000 in any one calendar year, multiplied by the escalation percentage described above.
Frederick E. Pollock. On October 1, 2017, GCMLP entered into an amended and restated employment agreement with Mr. Pollock, which was subsequently amended on October 1, 2020 and March 11, 2021. Mr. Pollock’s employment agreement provides that Mr. Pollock shall serve as Managing Director. He currently also holds the title of Chief Investment Officer. The initial term of Mr. Pollock’s employment agreement is October 1, 2017 through October 1, 2019, but, after such initial term expires, the agreement automatically remains in place until the earliest to occur of the following events: Mr. Pollock’s death or the date on which Mr. Pollock becomes disabled (as defined in the employment agreement), termination by GCMLP for cause (as defined in the employment agreement), or with 90 days’ written notice by either party.
Mr. Pollock’s employment agreement provides for an initial base salary of $500,000. The actual amount of Mr. Pollock’s annual base salary in 2021 was $500,000. Pursuant to the employment agreement, Mr. Pollock is eligible to receive a discretionary cash bonus; the amount of Mr. Pollock’s discretionary bonus earned was $1,490,833 in 2021. Mr. Pollock’s employment agreement further provides that he is eligible to participate in all employee benefit programs maintained by GCMLP.
Mr. Pollock’s employment agreement also provides that Mr. Pollock is entitled to a cash bonus calculated as a percentage of the performance fees or carried interest of GCM Grosvenor Special Opportunities Fund, L.P., summarized above under “Carry-Based Bonus”. For 2021 the amounts Mr. Pollock received are included in the Summary Compensation Table, above.
Pamela Bentley. On December 31, 2020, GCMLP entered into an amended and restated employment agreement with Ms. Bentley, effective as of January 1, 2021. Ms. Bentley’s employment agreement provides that Ms. Bentley shall serve as the Chief Financial Officer of GCMLP for an initial term through October 1, 2022. After such initial term expires, the agreement automatically remains in place until the earliest to occur of the following events: Ms. Bentley’s death or disability (as defined in the employment agreement), termination by GCMLP for cause (as defined in the employment agreement), or with 90 days’ written notice by either party.
Ms. Bentley’s employment agreement provided for an initial base salary of $500,000. The actual amount of Ms. Bentley’s annual base salary in 2021 was $500,000. Pursuant to the employment agreement, Ms. Bentley is eligible to receive a discretionary cash bonus, and for the 12-month periods ending February 28, 2022 and February 28, 2021, Ms. Bentley was entitled to a minimum annual bonus of $400,000 and $900,000, respectively. For 2023 and beyond, Ms. Bentley’s bonus is fully discretionary. The amount of Ms. Bentley’s discretionary bonus earned was $978,750 in 2021. Ms. Bentley was also entitled to a one-time grant of 260,000 restricted stock units of the Company, which was granted in 2021.
Ms. Bentley’s employment agreement further provides that she is entitled to basic medical insurance or other medical coverage.
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
Ms. Hurse’s employment agreement provided for an initial base salary of $500,000. The actual amount of Ms. Hurse’s annual base salary in 2021 was $500,000. Pursuant to the employment agreement, Ms. Hurse is eligible to receive a discretionary cash bonus, and for 2021, the amount of Ms. Hurse’s discretionary bonus earned was $652,083. Ms. Hurse was also entitled to a one-time bonus in connection with her execution of the employment agreement in the amount of $650,000, $85,000 of which was paid in 2018, $300,000 of which was paid in 2019, $150,000 of which was paid in 2020 and $115,000 of which was paid in 2021. Ms. Hurse’s employment agreement further provides that she is eligible to participate in all employee benefit programs maintained by GCMLP and to basic medical insurance or coverage.
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
Mr. Pollock. Upon Mr. Pollock’s termination from GCMLP other than (i) for cause or (ii) due to his death or disability, Mr. Pollock will continue to engage with GCMLP for a two-year period as a consultant in exchange for a consulting fee at the annual rate of $250,000. Mr. Pollock’s employment agreement includes confidentiality, perpetual non-disparagement in favor of GCMLP and assignment of intellectual property provisions, as well as a one year post-termination non-competition and a two year post-termination noninterference and non-solicitation of employees, clients and marketing agents provisions, subject to exceptions set forth in the agreement. The one year post-termination non-competition period was increased to two years in 2020.
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
Ms. Bentley. Upon Ms. Bentley’s termination from GCMLP without cause during the initial term, Ms. Bentley is entitled to receive (i) the excess of her annual base salary rate through the remainder of the initial term over $200,000, (ii) minimum annual bonuses, as applicable and (iii) certain benefits, including medical insurance and any other group insurance plan maintained by GCMLP through the remainder of the initial term. Further, upon Ms. Bentley’s termination from GCMLP other than (i) for cause or (ii) due to her death or disability, Ms. Bentley will receive separation payments in the form of salary continuation payments at the rate of $200,000 and reimbursement of continuation group health insurance premiums for GCMLP’s group health insurance coverage during the 12-month period following her termination date. Ms. Bentley’s employment agreement includes confidentiality, perpetual non-disparagement in favor of GCMLP and assignment of intellectual property provisions, as well as one-year post-termination non-competition and two-year post-termination noninterference and non-solicitation of employees, clients and marketing agents provisions, subject to exceptions set forth in the agreement.
Ms. Hurse. Ms. Hurse’s termination from GCMLP without cause, the employment agreement provides that Ms. Hurse will continue to engage with GCMLP for a one-year period as a consultant in exchange for a consulting fee at the annual rate of $500,000. Ms. Hurse’s employment agreement includes confidentiality, perpetual non-disparagement in favor of GCMLP and assignment of intellectual property provisions, as well as one-year post-termination non-competition, noninterference and non-solicitation of employees, clients and marketing agents provisions, subject to exceptions set forth in the agreement
Carried Interest Plan. In the event of a participating officer’s termination without “cause” (as defined in the applicable governing documents) or resignation, the participating officer will forfeit such officer’s unvested carried interest sharing percentage, and such officer will only participate in future distributions of carried interest based on a carried interest sharing percentage that has been reduced to reflect the relevant forfeiture; provided, that, in connection with Mr. Pollock’s additional employment agreement amendment described above, in the event Mr. Pollock provides six months’ written notice of his resignation, Mr. Pollock’s unvested carried interest in one of our managed funds will be deemed 80% vested as of such termination date. If a participating officer is terminated for “cause” or otherwise triggers a forfeiture event under the applicable governing documents, such officer will forfeit such officer’s entitlement to any future distributions of carried interest and all such officer’s carried interest sharing percentages shall be reduced to zero. Upon a participating officer’s death or “disability” (as defined in the applicable governing documents), such officer (or such officer’s estate) shall continue to participate in carried interest distributions without any adjustment to such officer’s carried interest sharing percentages.
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
Director Compensation
The following table sets forth compensation paid to our non-employee directors for our fiscal year ended December 31, 2021.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1)(2) ($)	Total ($)
Angela Blanton	50,000	280,415	330,415
Francesa Cornelli	200,000	130,400	330,400
Stephen Malkin	175,000	130,400	305,400
Blythe Masters	62,500	317,924	380,424
Samuel C. Scott III	50,000	280,415	330,415
___________

(1)    Represents the aggregate grant-date fair value of the restricted stock units and Class A common stock granted in 2021, computed in accordance with U.S. GAAP pertaining to equity-based compensation. For additional information regarding the determination of grant-date fair value see Note 14 to our consolidated financial statements included in this Annual Report on Form 10-K.
(2)    The restricted stock units vested in full on the first anniversary of the non-employee director’s start date, which was subject to the non-employee director continuing in service through such date.
(3)    For the second, third and fourth quarters of fiscal year 2021, the non-employee director elected to receive their cash compensation in the form of fully vested Class A common stock. For Ms. Blanton, the amount represents (i) the initial restricted stock unit award equal to $130,400 and (ii) the value of the fully-vested Class A common stock that was deferred in lieu of cash equal to $150,015. For Ms. Masters, the amount represents (i) the initial restricted stock unit award equal to $130,400 and (ii) the value of the fully vested Class A common stock that was deferred in lieu of cash equal to $187,524. For Mr. Scott, the amount represents (i) the initial restricted stock unit award equal to $130,400 and (ii) the value of the fully-vested Class A common stock that was deferred in lieu of cash equal to $150,015.
Our policy is to not pay director compensation to directors who are also our employees. Our board of directors has approved the GCM Grosvenor Inc. Non-Employee Director Compensation Policy, which provides for cash and equity-based compensation to those members of our board of directors who are not employees of us or any of our parents or subsidiaries. Under the policy, each non-employee director receives an annual director fee of $175,000 as well as additional committee membership/chair fees, as follows: (i) annual fee of $50,000 for service as the chair of our audit committee, (ii) annual fee of $25,000 for service on our audit committee (such that the audit committee chair receives $75,000 in total), (iii) $15,000 for service on any other committee, and (iv) additional $30,000 fee to the chair of any other committee. The fees are earned on a quarterly basis and paid in arrears. They are pro-rated in the event service is for a portion of the quarter. In the last three quarters of 2021, the non-employee directors were eligible to elect to receive director fees in the form of fully vested shares of Class A common stock in lieu of cash. Beginning in 2022, the non-employee directors may elect to receive all or a portion of his or her cash fee in the form of restricted stock units, which will vest on the earlier of the day immediately preceding the date of the annual meeting of the Company’s stockholders or the first anniversary of the date of grant, subject to the non-employee director continuing in service through such date.
Each non-employee director also receives an initial award of 10,000 restricted stock units, which vests in full on the first anniversary of the non-employee director’s start date, subject to the non-employee director continuing in service through such date. The restricted stock units will accelerate and become fully vested in the event of a Change of Control (as defined in our

2020 Incentive Award Plan) or the directors’ termination of service due to death or disability. The policy may be amended, modified or terminated by the Board at any time in its sole discretion.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information on our equity compensation plans as of December 31, 2021:

Plan Category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (1)	3,004,411(2)	$—	21,745,598
Equity compensation plans not approved by security holders	—	—	—
Total	$3,004,411	$—	21,745,598
_________________
(1) Consists of the 2020 Incentive Award Plan.
(2) Consists of outstanding restricted stock units granted under the 2020 Plan as of December 31, 2021.
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
Beneficial ownership of shares of our common stock is based on 43,979,567 shares of Class A common stock and 144,235,246 shares of Class C common stock issued and outstanding as of February 23, 2022. There were no shares of Class B common stock outstanding as of February 23, 2022.
Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of voting shares beneficially owned by them. Except as set forth below, to our knowledge, none of our shares of common stock beneficially owned by any executive officer or director have been pledged as security.

Name and Address of Beneficial Owner(1)	Class A Common Stock		Class C Common Stock		Combined Voting Power (%)(2)
	Number	%	Number	%
Five Percent Holders:
Royce & Associates, LP(3)	5,953,307	13.5%	—	—	3.4%
Adage Capital Partners, LP(4)	4,942,786	11.2%	—	—	2.8%
Ameriprise Financial, Inc.(5)	3,728,716	8.5%	—	—	2.1%
Northern Right Capital Management, L.P.(6)	3,613,623	8.2%	—	—	2.1%
The Vanguard Group(7)	3,339,244	7.6%	—	—	1.9%
Massachusetts Financial Services Company(8)	2,993,944	6.8%	—	—	1.7%
BlackRock, Inc.(9)	2,666,750	6.1%	—	—	1.5%
Schonfeld Strategic Advisors LLC(10)	2,624,360	6.0%	—	—	1.5%
Directors and Executive Officers:
Michael J. Sacks(11)	145,135,246	76.7%	144,235,246	100%	74.9%
Jonathan R. Levin(12)	156,667	*	—	—	*
Frederick E. Pollock(13)	139,250	*	—	—	*
Pamela Bentley(14)	47,581	*	—	—	*
Sandra Hurse(15)	33,333	*	—	—	*
Angela Blanton(16)	13,902	*	—	—	*
Francesca Cornelli(17)	—	—	—	—	—
Stephen Malkin(18)	—	—	—	—	—
Blythe Masters(19)	17,378	*	—	—	*
Samuel C. Scott II(20)	13,902	*	—	—	*
All directors and executive officers, as a group (10 individuals)	145,557,259	76.8%	144,235,246	100%	75.1%
* Represents less than 1%
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
(3)    Pursuant to a Schedule 13G/A filed with the SEC on January 21, 2022 by Royce & Associates, LP. Royce & Associates, LP reported sole voting and dispositive power over 5,953,307 shares of Class A Common Stock. The address of Royce & Associates, LP is 745 Fifth Avenue, New York, NY 10151.
(4)    Pursuant to a Schedule 13G/A filed with the SEC on February 10, 2022 by Adage Capital Partners, L.P. Adage Capital Partners, L.P. reported shared voting and dispositive power over 4,942,786 shares of Class A common stock. The address of Adage Capital Partners, L.P. is 200 Clarendon Street, 52nd floor, Boston, Massachusetts 02116.
(5)    Pursuant to a Schedule 13G/A filed with the SEC on February 14, 2022 by Ameriprise Financial, Inc. Ameriprise Financial, Inc. reported shared voting and dispositive power over 3,728,716 shares of Class A common stock. The address of Ameriprise Financial, Inc. is 145 Ameriprise Financial Center, Minneapolis, MN 55474.
(6)    Pursuant to a Schedule 13G/A filed with the SEC on February 14, 2022 by Northern Right Capital Management, L.P. Northern Right Capital Management, L.P. reported shared voting and dispositive power over 3,613,623 shares of Class A common stock. The address of Northern Right Capital Management, L.P. is 9 Old Kings Highway South, 4th Floor, Darien, Connecticut 06820.
(7)    Pursuant to a Schedule 13G/A filed with the SEC on February 10, 2022 by The Vanguard Group. The Vanguard Group reported sole dispositive power over 3,258,678 shares of Class A common stock, shared voting power over 69,326 shares of Class A common stock and shared dispositive power over 80,566 shares of Class A common stock. The address of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.

(8)    Pursuant to a Schedule 13G filed with the SEC on February 2, 2022 by Massachusetts Financial Services Company. Massachusetts Financial Services Company reported sole voting and dispositive power over 2,993,944 shares of Class A common stock. The address of Massachusetts Financial Services Company is 111 Huntington Avenue, Boston, MA 02199.
(9)    Pursuant to a Schedule 13G filed with the SEC on February 4, 2022 by BlackRock, Inc. BlackRock, Inc. reported sole voting power over 2,651,146 shares of Class A common stock and sole dispositive power over 2,666,750 shares of Class A common stock. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.
(10)    Pursuant to a Schedule 13G filed with the SEC on February 14, 2022 by Schonfeld Strategic Advisors LLC. Schonfeld Strategic Advisors LLC reported sole voting and dispositive power over 2,322,839 shares of Class A common stock and shared voting and dispositive power over 301,521 shares of Class A common stock. The address of Schonfeld Strategic Advisors LLC is 460 Park Avenue, New York, New York 10022.
(11)    Pursuant to a Schedule 13G filed with the SEC on February 11, 2021 by Michael Sacks, Grosvenor Holdings, L.L.C, Grosvenor Holdings II, L.L.C. and GCM Grosvenor Management, LLC, Mr. Sacks reported shared voting power and shared dispositive power over 145,135,246 shares of Class A common stock, Grosvenor Holdings, L.L.C. reported shared voting power and shared dispositive power over 134,858,026 shares of Class A common stock, Grosvenor Holdings II, L.L.C. reported shared voting power and shared dispositive power over 3,226,977 shares of Class A common stock, and GCM Grosvenor Management, LLC reported shared voting power and shared dispositive power over 7,050,243 shares of Class A common stock. Includes 3,226,977 common units of Grosvenor Capital Management Holdings, LLLP (“common units”) held by Grosvenor Holdings II, L.L.C., 7,050,243 common units held by GCM Grosvenor Management, LLC, 31,240,000 common units held by GCM Progress Subsidiary LLC and 102,548,026 common units and 900,000 shares of Class A common stock issuable upon the exercise of warrants held by Grosvenor Holdings, L.L.C. Grosvenor Holdings, L.L.C, Grosvenor Holdings II, L.L.C., GCM Grosvenor Management, LLC and GCM Progress Subsidiary LLC have executed a pledge agreement with the lenders of the Senior Loan, pursuant to which Grosvenor Holdings, L.L.C. has pledged 102,548,026 common units, Grosvenor Holdings II, L.L.C. has pledged 3,226,977 common units, GCM Grosvenor Management, LLC has pledged 7,050,243 common units and GCM Progress Subsidiary has pledged 31,410,000 common units to secure the obligations under the Senior Loan as collateral against the repayment of the senior secured notes. The Pledge Agreement will remain in effect until such time as all obligations relating to the Senior Loans have been fulfilled. Mr. Sacks is the ultimate managing member of each of Grosvenor Holdings, L.L.C., Grosvenor Holdings II, L.L.C., GCM Grosvenor Management LLC and GCM Progress Subsidiary LLC and as a result may be deemed to share beneficial ownership of the securities held by the reporting persons.
(12)    Does not include 156,667 restricted stock units that will vest on March 1, 2022 and will be delivered at a later date pursuant to the terms of Mr. Levin’s Restricted Stock Unit Grant Notice (as defined in our GCM Grosvenor Inc. 2020 Incentive Award Plan).
(13)    Does not include 250,000 restricted stock units that will vest on March 1, 2022 and will be delivered at a later date pursuant to the terms of Mr. Pollock’s Restricted Stock Unit Grant Notice (as defined in our GCM Grosvenor Inc. 2020 Incentive Award Plan).
(14)    Does not include 86,667 restricted stock units that will vest on March 1, 2022 and will be delivered at a later date pursuant to the terms of Ms. Bentley’s Restricted Stock Unit Grant Notice (as defined in our GCM Grosvenor Inc. 2020 Incentive Award Plan).
(15)    Does not include 33,333 restricted stock units that will vest on March 1, 2022 and will be delivered at a later date pursuant to the terms of Ms. Hurse’s Restricted Stock Unit Grant Notice (as defined in our GCM Grosvenor Inc. 2020 Incentive Award Plan).
(16)    Does not include 10,000 restricted stock units that vested on November 17, 2021 and will be delivered at a later date pursuant to Ms. Blanton’s election.
(17)    Does not include 10,000 restricted stock units that vested on November 17, 2021 and will be delivered at a later date pursuant to Ms. Cornelli’s election.
(18)    Does not include 10,000 restricted stock units that vested on November 17, 2021 and will be delivered at a later date pursuant to Mr. Malkin’s election.
(19)    Does not include 10,000 restricted stock units that vested on November 17, 2021 and will be delivered at a later date pursuant to Ms. Masters’ election.
(20)    Does not include 10,000 restricted stock units that vested on November 17, 2021 and will be delivered at a later date pursuant to Mr. Scott’s election.
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
The following are certain transactions, arrangements and relationships with our directors, executive officers and stockholders owning 5% or more of our outstanding common stock, or any member of the immediate family of any of the foregoing persons, since January 1, 2021, other than equity and other compensation, termination change in control and other arrangements, which are described under Item 11 of this Annual Report on Form 10-K.
Insurance Broker
GCM Grosvenor utilizes the services of an insurance broker (the “Broker”) to procure insurance coverage, including its general commercial package policy, health, workers’ compensation and professional and management liability coverage for its directors and officers. Mr. Malkin, including his immediate family members, has an economic interest in the Broker totaling approximately 35%, and Mr. Sacks’ brother serves as an executive officer of the Broker. During the year ended December 31, 2021, the Broker received commission payments in respect of the GCM Grosvenor insurance coverage in the amount of $0.8 million.
Firm Use of Private Aircraft
GCM Grosvenor personnel, including Mr. Sacks, make use of aircraft owned by Holdings that has been leased by Holdings to a third-party aviation services company that manages the aircraft (the “Aviation Company”). GCM Grosvenor charters the aircraft from the Aviation Company, and in some instances, leases from and makes direct payments to Holdings, when GCM Grosvenor personnel and their associated parties use the aircraft for business or personal use. During the year ended December 31, 2021, GCM Grosvenor made payments of approximately $1.0 million in aggregate to the Aviation Company and Holdings.
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
During the year ended December 31, 2021, the aggregate investment by GCM Grosvenor’s directors and executive officers (and their family members and investment vehicles) in GCM Grosvenor’s investment funds was approximately $404.2 million, which includes amounts invested in a GCM Grosvenor investment fund on a non-recourse leveraged basis through a feeder vehicle.
During the year ended December 31, 2021, the aggregate investment by Mr. Sacks (including his family members, investment vehicles and Holdings) in GCM Grosvenor’s investment funds was approximately $156.7 million, which includes amounts invested in a GCM Grosvenor investment fund on a non-recourse leveraged basis through a feeder vehicle.
During the year ended December 31, 2021, the aggregate investment by Mr. Levin (including his family members and investment vehicles) in GCM Grosvenor’s investment funds was approximately $6.4 million, which includes amounts invested in a GCM Grosvenor investment fund on a non-recourse leveraged basis through a feeder vehicle.
During the year ended December 31, 2021, the aggregate investment by Mr. Francis Idehen (including his family members and investment vehicles) in GCM Grosvenor’s investment funds was approximately $0.4 million, which includes amounts invested in a GCM Grosvenor investment fund on a non-recourse leveraged basis through a feeder vehicle.
During the year ended December 31, 2021, the aggregate investment by Mr. Pollock (including his family members and investment vehicles) in GCM Grosvenor’s investment funds was approximately $2.9 million.
During the year ended December 31, 2021, the aggregate investment by Mr. Malkin (including his family members and investment vehicles he manages for his family members) in GCM Grosvenor’s investment funds was approximately $237.8 million, which includes amounts invested in a GCM Grosvenor investment fund on a non-recourse leveraged basis through a feeder vehicle.
Messrs. Sacks, Levin, Pollock and Malkin and Ms. Hurse (and/or their estate planning vehicles and investment vehicles) hold membership interests in Holdings.
Mosaic Transaction
In a transaction, effective January 1, 2020, GCMH transferred certain indirect partnership interests related to historical investment funds managed by it to Mosaic. The limited partners of Mosaic are a third-party investor, which funded nearly all of the Mosaic Transaction, Holdings and GCMH. Prior to the closing of the Business Combination, Holdings’ interests and liabilities related to Mosaic were transferred to GCMH. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Mosaic Transaction.” On July 2, 2021, GCMH exercised its option to purchase the interest in Mosaic for a net purchase price of $165 million inclusive of distributions through the closing date but net of $19.5 million of consolidated Mosaic cash to fund investments and option premiums. GCMH’s purchase resulted in the interest held by the third-party investor no longer being accounted for as a redeemable noncontrolling interest of the Company. In the year ended December 31, 2021, Holdings did not receive any distributions or other proceeds on account of its interest in Mosaic.
Lease of Principal Headquarters
GCM Grosvenor leases (the “Lease”) its principal headquarters in Chicago from 900 North Michigan, LLC, a Delaware limited liability company (the “Landlord”). Mr. Malkin, including his immediate family members, has an economic interest in the Landlord totaling approximately 36% in the aggregate. The term of the Lease expires September 30, 2026. The Lease provides for monthly rent and payment of operating expenses on a triple-net basis. During the year ended December 31, 2021, GCM Grosvenor made lease payments of $5.5 million in satisfaction of its obligations pursuant to the Lease.
Sublease and Services to Holdings
GCM Grosvenor subleases a portion of its principal headquarters in Chicago to Holdings at GCM Grosvenor’s cost under its lease. The current term of the sub-lease expires on September 30, 2026 and provides for monthly rent and payment of operating expenses on a triple-net basis. During the year ended December 31, 2021, Holdings made lease payments to GCM Grosvenor of $0.1 million in satisfaction of its obligations pursuant to the sublease.
GCM Grosvenor currently provides additional office space, office support and administrative services, to various persons who provide services, including personal services, primarily to Holdings and its members, including Michael J. Sacks. Holdings does not pay GCM Grosvenor for this use of space and support services. While GCM Grosvenor does not account for these services in the ordinary course and their value is not readily quantifiable, GCM Grosvenor would estimate the value of these services to be in excess of $120,000 for the year ended December 31, 2021. GCM Grosvenor also pays for certain insurance and other benefits for certain of these persons, for which it is reimbursed by Holdings.

Compensation of Immediate Family Member of Stephen Malkin
GCM Grosvenor has employed an immediate family member of Mr. Malkin in a non-executive officer position since August 2019. During the year ended December 31, 2021, Mr. Malkin’s family member received total compensation from GCM Grosvenor of approximately $301,000.
Stockholders’ Agreement
Upon consummation of the Business Combination, we entered into the Stockholders’ Agreement with the GCMH Equityholders and GCM V, pursuant to which, among other things, (i) GCM V was granted rights to designate all seven directors for election to our board of directors (and GCM V and the GCMH Equityholders will vote in favor of such designees) and (ii) GCM V and the GCMH Equityholders agreed to vote their voting shares in favor of any recommendations by our board of directors. Additionally, the Stockholders’ Agreement contains certain restrictions on transfer with respect to lock-up shares held by the GCMH Equityholders, including a three-year lock-up of such shares in each case, subject to limited exceptions as contemplated thereby (including that the GCMH Equityholders may each transfer one-third of their lock-up shares until November 17, 2022 and an additional one-third of their lock-up shares during the period beginning on November 17, 2022 and ending on November 17, 2023). The Stockholders’ Agreement contemplates that our board of directors will consist of seven directors with the initial chairperson being Michael J. Sacks and also contains certain provisions intended to maintain our qualification as a “controlled company” within the meaning of Nasdaq Listing Rule 5615(c) corporate governance requirements.
Registration Rights Agreement
Upon consummation of the Business Combination, we entered into the Registration Rights Agreement with the CF Sponsor, the GCMH Equityholders and the PIPE Investors. Pursuant to the Registration Rights Agreement, we agreed to register for resale, pursuant to Rule 415 under the Securities Act, certain shares of our common stock and other equity securities that are held by the parties thereto from time to time.
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

Indemnification Agreements
We have entered into indemnification agreements with each of our directors and executive officers.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table summarizes the fees of Ernst & Young LLP, our independent registered public accounting firm, billed to us for the years ended December 31, 2021 and 2020 (dollars in thousands):

	Year Ended December 31,
Fee Category	2021	2020
Audit Fees(1)	$1,224	$1,068
Audit-Related Fees(2)	796	2,995
Tax Fees(3)	1,008	1,605
All Other Fees(4)	45	—
Total Fees	$3,073	$5,668
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
(4)    All other fees consist of due diligence related to potential transactions.
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
(a)(3) Exhibits.
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

2.1†	Transaction Agreement, dated as of August 2, 2020, by and among CF Finance Acquisition Corp., CF Finance Intermediate Acquisition, LLC, CF Finance Holdings, LLC, Grosvenor Holdings, L.L.C., GCM Grosvenor Holdings, LLC, Grosvenor Capital Management Holdings, LLLP, GCM Grosvenor Management, LLC, Grosvenor Holdings II, L.L.C., GCMH GP, L.L.C., GCM V, LLC, and GCM Grosvenor Inc.	8-K/A	001-38759	2.1	08/04/20
3.1	Amended and Restated Certificate of Incorporation of GCM Grosvenor Inc.	8-K	001-39716	3.1	11/20/20
3.2	Amended and Restated Bylaws of GCM Grosvenor Inc.	8-K	001-39716	3.2	11/20/20
4.1	Warrant Agreement, dated December 12, 2018, between Continental Stock Transfer & Trust Company and CF Finance Acquisition Corp.	8-K	001-38759	4.1	12/17/18
4.2	Description of Securities	10-K/A	001-39716	4.2	05/10/21
10.1	Stockholders’ Agreement	8-K	001-39716	10.1	11/20/20
10.2	Addendum to Amended and Restated Registration Rights Agreement, effective as of November 5, 2021					*
10.3	Amended and Restated Registration Rights Agreement	8-K	001-39716	10.2	11/20/20
10.4	Addendum to Stockholders' Agreement, effective as of November 5, 2021					*
10.5	Tax Receivable Agreement	8-K	001-39716	10.3	11/20/20
10.6	Fifth Amended and Restated Limited Liability Limited Partnership Agreement of Grosvenor Capital Management Holdings, LLLP	8-K	001-39716	10.4	11/20/20
10.7†	Credit Agreement, dated as of January 2, 2014, among Grosvenor Capital Management Holdings, LLLP, as borrower, Grosvenor Holdings, L.L.C., Grosvenor Holdings II, L.L.C., GCMH GP, L.L.C., GCM, L.L.C., the several lenders from time to time parties thereto, Goldman Sachs Bank USA, as administrative agent, collateral agent and swingline lender, BMO Harris Bank N.A., as letter of credit issuer, and Bank of Montreal, Chicago Branch, as letter of credit issuer	S-4	333-242297	10.5	09/18/20

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.8†	Amendment No. 1, dated as of August 18, 2016, to the Credit Agreement, dated as of January 2, 2014, among Grosvenor Capital Management Holdings, LLLP, as borrower, Grosvenor Holdings, L.L.C., Grosvenor Holdings II, L.L.C., GCMH GP, L.L.C., GCM, L.L.C., the several lenders from time to time parties thereto, Goldman Sachs Bank USA, as administrative agent, collateral agent and swingline lender, BMO Harris Bank N.A., as letter of credit issuer, and Bank of Montreal, Chicago Branch, as letter of credit issuer	S-4	333-242297	10.6	09/18/20
10.9†	Amendment No. 2, dated as of April 19, 2017, to the Credit Agreement, dated as of January 2, 2014, among Grosvenor Capital Management Holdings, LLLP, as borrower, Grosvenor Holdings, L.L.C., Grosvenor Holdings II, L.L.C., GCMH GP, L.L.C., GCM, L.L.C., the several lenders from time to time parties thereto, Goldman Sachs Bank USA, as administrative agent, collateral agent and swingline lender, BMO Harris Bank N.A., as letter of credit issuer, and Bank of Montreal, Chicago Branch, as letter of credit issuer	S-4	333-242297	10.7	09/18/20
10.10†	Amendment No. 3, dated as of August 22, 2017, to the Credit Agreement, dated as of January 2, 2014, among Grosvenor Capital Management Holdings, LLLP, as borrower, Grosvenor Holdings, L.L.C., Grosvenor Holdings II, L.L.C., GCMH GP, L.L.C., GCM, L.L.C., the several lenders from time to time parties thereto, Goldman Sachs Bank USA, as administrative agent, collateral agent and swingline lender, BMO Harris Bank N.A., as letter of credit issuer, and Bank of Montreal, Chicago Branch, as letter of credit issuer	S-4	333-242297	10.8	09/18/20
10.11†	Amendment No. 4, dated as of March 29, 2018, to the Credit Agreement, dated as of January 2, 2014, among Grosvenor Capital Management Holdings, LLLP, as borrower, Grosvenor Holdings, L.L.C., Grosvenor Holdings II, L.L.C., GCMH GP, L.L.C., GCM, L.L.C., the several lenders from time to time parties thereto, Goldman Sachs Bank USA, as administrative agent, collateral agent and swingline lender, BMO Harris Bank N.A., as letter of credit issuer, and Bank of Montreal, Chicago Branch, as letter of credit issuer	S-4	333-242297	10.9	09/18/20
10.12†
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
		10-K/A	001-39716	10.10	05/10/21

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.13†	Amendment No. 6, dated as of June 23, 2021, to the Credit Agreement, dated as of January 2, 2014, among Grosvenor Capital Management Holdings, LLLP, as borrower, Grosvenor Holdings, L.L.C., Grosvenor Holdings II, L.L.C., GCM Grosvenor Management, LLC, GCM Grosvenor Holdings, LLC, GCM, L.L.C., the several lenders from time to time parties thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and swingline lender	8-K	001-39716	10.1	06/24/21
10.14†	Purchase and Sale Agreement, dated as of March 4, 2020, by and among Grosvenor Capital Management Holdings, LLLP, CFIG Holdings, LLC, Grosvenor Capital Management, L.P., GCM Investments GP, LLC and Mosaic Acquisitions 2020, L.P.	S-4	333-242297	10.10	10/09/20
10.15†	Call Agreement, dated as of March 4, 2020, by and among Grosvenor Holdings, LLC and the parties thereto	S-4	333-242297	10.11	10/09/20
10.16†	Second Amended and Restated Exempted Limited Partnership Agreement of Mosaic Acquisitions 2020, L.P., dated as of March 4, 2020	S-4	333-242297	10.12	10/09/20
10.17	Investment Funding Agreement, dated as of March 4, 2020, by and among Mosaic Acquisitions 2020, L.P., CFIG Holdings, LLC and Mosaic GP Entity, L.P.	S-4	333-242297	10.13	09/18/20
10.18#	Third Amended and Restated Employment Agreement, Dated August 2, 2020, by and Among Michael J. Sacks, Grosvenor Capital Management, L.P. and Grosvenor Capital Management Holdings, LLLP	S-4	333-242297	10.15	09/18/20
10.19#	Amended and Restated Employment and Non-Competition Agreement, Dated July 29, 2020, by and Between Grosvenor Capital Management, L.P. and Jonathan R. Levin	S-4	333-242297	10.16	09/18/20
10.20#	Employment and Protective Covenants Agreement, by and between Sandra Hurse and Grosvenor Capital Management, L.P	S-4	333-242297	10.17	10/05/20
10.21#	Amendment to Employment and Protective Covenants Agreement, by and between Sandra Hurse and Grosvenor Capital Management, L.P.	10-K/A	001-39716	10.18	05/10/21
10.22#	Amended and Restated Employment and Protective Covenants Agreement, by and Between Grosvenor Capital Management, L.P. and Frederick E. Pollock	S-4	333-242297	10.19	10/05/20
10.23#	Amendment to Employment and Protective Covenants Agreement, by and between Frederick E. Pollock and Grosvenor Capital Management, L.P.	10-K/A	001-39716	10.22	05/10/21
10.24#	Second Amendment to Amended and Restated Employment and Protective Covenants Agreement, by and between Frederick E. Pollock and Grosvenor Capital Management, L.P.	10-K/A	001-39716	10.23	05/10/21
10.25#	First Amended and Restated Employment and Protective Covenants Agreement, effective January 1, 2021, by and between Grosvenor Capital Management, L.P. and Pamela L. Bentley	8-K	001-39716	10.1	1/4/2021
10.26	Form of Subscription Agreement, by and between GCM Grosvenor Inc. and the undersigned subscriber party thereto	10-Q	001-39716	10.1	11/20/20

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
10.27	Sponsor Support Agreement, dated as of August 2, 2020, by and among CF Finance Acquisition Corp., Grosvenor Capital Management Holdings, LLLP, Grosvenor Holdings, L.L.C. and CF Finance Holdings, LLC	8-K/A	001-38759	10.2	8/4/20
10.28	Forward Purchase Contract, dated December 12, 2018, by and between CF Finance Acquisition Corp. and CF Finance Holdings LLC.	8-K	001-38759	10.4	12/17/18
10.29	Amendment No. 1 to Forward Purchase Contract, dated August 2, 2020, by and between CF Finance Acquisition Corp. and CF Finance Holdings LLC	8-K/A	001-38759	10.1	8/4/20
10.30	Form of Indemnification Agreement	8-K	001-39716	10.5	11/20/20
10.31#	GCM Grosvenor Deferred Compensation Plan	S-4	333-242297	10.20	09/18/20
10.32#	GCM Grosvenor 2018 Asset Pool Award Plan	S-4	333-242297	10.21	09/18/20
10.33#	GCM Grosvenor 2017 Asset Pool Award Plan	S-4	333-242297	10.22	09/18/20
10.34#	GCM Grosvenor Inc. 2020 Incentive Award Plan	S-8	333-251110	99.1	12/04/20
10.35#	Form of Employee Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement pursuant to GCM Grosvenor Inc. 2020 Incentive Award Plan	10-K/A	001-39716	10.34	05/10/21
10.36#	Form of Non-Employee Director Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement pursuant to GCM Grosvenor Inc. 2020 Incentive Award Plan	10-K/A	001-39716	10.35	05/10/21
10.37#	Grosvenor Capital Management, L.P. OCF III Bonus Plan	S-4	333-242297	10.23	09/18/20
10.38#	Grosvenor Capital Management, L.P. OCF IV Bonus Plan	S-4	333-242297	10.24	09/18/20
10.39	Office Lease, dated December 17, 2004, between LaSalle Bank National Association and Grosvenor Capital Management, L.P.	S-4	333-242297	10.37	10/09/20
10.40	First Amendment to Office Lease, dated May 31, 2007	S-4	333-242297	10.38	10/09/20
10.41	Second Amendment to Office Lease, dated July 1, 2008	S-4	333-242297	10.39	10/09/20
10.42	Third Amendment to Office Lease, dated August 31, 2009	S-4	333-242297	10.40	10/09/20
10.43	Fourth Amendment to Office Lease, dated September 1, 2011	S-4	333-242297	10.41	10/09/20
10.44	Fifth Amendment to Office Lease, dated May 31, 2012	S-4	333-242297	10.42	10/09/20
10.45	Sixth Amendment to Office Lease, dated January 18, 2013	S-4	333-242297	10.43	10/09/20
10.46	Seventh Amendment to Office Lease, dated November 30, 2017	S-4	333-242297	10.44	10/09/20
10.47	Eighth Amendment to Office Lease, dated December 26, 2019	S-4	333-242297	10.45	10/09/20
21.1	List of subsidiaries of GCM Grosvenor Inc.					*
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					*
31.1	Chief Executive Officer Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002					*
31.2	Chief Financial Officer Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002					*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					**
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					**

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
____________
* Filed herewith.
** Furnished herewith.
† Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
# Indicates management contract or compensatory plan.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GCM GROSVENOR INC.
Date: February 25, 2022	By:	/s/ Michael J. Sacks
Michael J. Sacks
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael J. Sacks	Chairman of the Board and Chief Executive Officer	February 25, 2022
Michael J. Sacks	(principal executive officer)
/s/ Jonathan Levin	President and Director	February 25, 2022
Jonathan Levin
/s/ Pamela L. Bentley	Chief Financial Officer	February 25, 2022
Pamela L. Bentley	(principal financial officer)
/s/ Kathleen P. Sullivan	Chief Accounting Officer	February 25, 2022
Kathleen P. Sullivan	(principal accounting officer)
/s/ Angela Blanton	Director	February 25, 2022
Angela Blanton
/s/ Francesca Cornelli	Director	February 25, 2022
Francesca Cornelli
/s/ Stephen Malkin	Director	February 25, 2022
Stephen Malkin
/s/ Blythe Masters	Director	February 25, 2022
Blythe Masters
/s/ Samuel C. Scott III	Director	February 25, 2022
Samuel C. Scott III