Form 10-Q
period 2022-03-31
GCM Grosvenor Inc.
filed 2022-05-10
CIK 1819796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
312-506-6500
(Registrant's telephone number, including area code)
N/A
(Former Name, Former Address and Former Fiscal Year if Changed Since Last Report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 6, 2022, there were 43,598,833 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding and 144,235,246 shares of the registrant’s Class C common stock, par value $0.0001 per share, outstanding.

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
•“GCMH Equityholders” are to Holdings, Management LLC, Holdings II and Progress Subsidiary;
•“Grosvenor common units” are to units of partnership interests in GCMH entitling the holder thereof to the distributions, allocations, and other rights accorded to holders of partnership interests in GCMH;
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
•“Management LLC” are to GCM Grosvenor Management, LLC, a Delaware limited liability company;
•“Mosaic” are to Mosaic Acquisitions 2020, L.P.;
•“NAV” are to net asset value;
•“Progress Subsidiary” are to GCM Progress Subsidiary LLC, a Delaware limited liability company;
•“Transaction” are to the transactions contemplated by the Transaction Agreement;
•“Transaction Agreement” are to the definitive transaction agreement, dated as of August 2, 2020, by and among CFAC, IntermediateCo, the CF Sponsor, GCMH, the GCMH Equityholders, GCMH GP, L.L.C., GCM V and us; and
•“TRA Parties” are to the GCMH LLLP Equityholders, and their successors and assigns with respect to the Tax Receivable Agreement (“TRA”).

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

The forward-looking statements in this Quarterly Report on Form 10-Q are only current expectations and predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the historical performance of GCM Grosvenor’s funds may not be indicative of GCM Grosvenor’s future results; risks related to redemptions and termination of engagements; the effect of the COVID-19 pandemic on GCM Grosvenor’s business; the variable nature of GCM Grosvenor’s revenues; competition in GCM Grosvenor’s industry; effects of government regulation or compliance failures; market, geopolitical and economic conditions; the potential or actual outbreak of war or other hostilities, such as Russia’s invasion of Ukraine in February 2022; identification and availability of suitable investment opportunities; risks related to the performance of GCM Grosvenor’s investments; and the other important factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and other filings with the Securities and Exchange Commission. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GCM Grosvenor Inc.
Condensed Consolidated Statements of Financial Condition

(In thousands, except share and per share amounts)

	As of
	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and cash equivalents	$76,510	$96,185
Management fees receivable	18,195	21,693
Incentive fees receivable	15,602	91,601
Due from related parties	10,647	11,777
Investments	232,668	226,345
Premises and equipment, net	5,283	5,411
Lease right-of-use assets	14,877	—
Intangible assets, net	5,677	6,256
Goodwill	28,959	28,959
Deferred tax assets, net	67,881	68,542
Other assets	40,909	24,855
Total assets	517,208	581,624
Liabilities and Equity (Deficit)
Accrued compensation and benefits	16,754	98,132
Employee related obligations	31,573	30,397
Debt	389,791	390,516
Payable to related parties pursuant to the tax receivable agreement	59,358	59,366
Lease liabilities	19,158	—
Warrant liabilities	28,315	30,981
Accrued expenses and other liabilities	25,560	28,033
Total liabilities	570,509	637,425
Commitments and contingencies (Note 14)

Preferred stock, $0.0001 par value, 100,000,000 shares authorized, none issued	—	—
Class A common stock, $0.0001 par value, 700,000,000 authorized; 43,741,355 and 43,964,090 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	4	4
Class B common stock, $0.0001 par value, 500,000,000 authorized, none issued	—	—
Class C common stock, $0.0001 par value, 300,000,000 authorized; 144,235,246 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	14	14
Additional paid-in capital	2,859	1,501
Accumulated other comprehensive income (loss)	3,014	(1,007)
Retained earnings	(26,093)	(26,222)
Total GCM Grosvenor Inc. deficit	(20,202)	(25,710)
Noncontrolling interests in subsidiaries	91,491	96,687
Noncontrolling interests in GCMH	(124,590)	(126,778)
Total deficit	(53,301)	(55,801)
Total liabilities and equity (deficit)	$517,208	$581,624
    See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenues
Management fees	$92,110	$82,625
Incentive fees	11,992	18,214
Other operating income	1,026	2,380
Total operating revenues	105,128	103,219
Expenses
Employee compensation and benefits	65,905	83,353
General, administrative and other	21,258	24,532
Total operating expenses	87,163	107,885
Operating income (loss)	17,965	(4,666)
Investment income	10,860	13,048
Interest expense	(5,284)	(4,491)
Other income	1	1,317
Change in fair value of warrant liabilities	2,022	14,057
Net other income	7,599	23,931
Income before income taxes	25,564	19,265
Provision (benefit) for income taxes	2,333	(663)
Net income	23,231	19,928
Less: Net income attributable to redeemable noncontrolling interest	—	8,089
Less: Net income attributable to noncontrolling interests in subsidiaries	4,836	8,589
Less: Net income attributable to noncontrolling interests in GCMH	13,669	703
Net income attributable to GCM Grosvenor Inc.	$4,726	$2,547

Earnings (loss) per share of Class A common stock:
Basic	$0.11	$0.06
Diluted	$0.08	$(0.05)
Weighted average shares of Class A common stock outstanding:
Basic	44,593,746	42,084,366
Diluted	189,666,053	188,872,053
See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$23,231	$19,928
Other comprehensive income (loss):
Net change in cash flow hedges	18,334	3,679
Foreign currency translation adjustment	(765)	(615)
Total other comprehensive income	17,569	3,064
Comprehensive income before noncontrolling interests	40,800	22,992
Less: Comprehensive income attributable to redeemable noncontrolling interest	—	8,089
Less: Comprehensive income attributable to noncontrolling interests in subsidiaries	4,836	8,589
Less: Comprehensive income attributable to noncontrolling interests in GCMH	27,140	3,075
Comprehensive income attributable to GCM Grosvenor Inc.	$8,824	$3,239
See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Equity (Deficit)
(Unaudited)
(In thousands)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Noncontrolling Interests in GCMH	Total Equity (Deficit)	Redeemable Noncontrolling Interest
Balance at December 31, 2020	$4	$14	$2,705	$(29,832)	$(2,233)	$94,013	$(146,861)	$(82,190)	$115,121

Capital contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	1,083	—	1,083	—
Capital distributions paid to noncontrolling interests	—	—	—	—	—	(7,527)	—	(7,527)	—
Capital distributions paid to redeemable noncontrolling interest	—	—	—	—	—	—	—	—	(5,750)
Issuance of Class A common stock due to exercised warrants	—	—	5,252	—	—	—	18,064	23,316	—
Partners’ distributions	—	—	—	—	—	—	(11,687)	(11,687)	—
Deemed contributions	—	—	—	—	—	—	4,903	4,903	—
Net change in cash flow hedges	—	—	—	—	831	—	2,848	3,679	—
Translation adjustment	—	—	—	—	(139)	—	(476)	(615)	—
Equity-based compensation	—	—	6,023	—	—	—	20,609	26,632	—
Declared dividends	—	—	—	(6,548)	—	—	—	(6,548)	—
Deferred tax and other tax adjustments	—	—	(60)	—	(29)	—	—	(89)	—
Net income	—	—	—	2,547	—	8,589	703	11,839	8,089
Balance at March 31, 2021	$4	$14	$13,920	$(33,833)	$(1,570)	$96,158	$(111,897)	$(37,204)	$117,460

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Noncontrolling Interests in GCMH	Total Equity (Deficit)
Balance at December 31, 2021	$4	$14	$1,501	$(26,222)	$(1,007)	$96,687	$(126,778)	$(55,801)

Capital contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	187	—	187
Capital distributions paid to noncontrolling interests	—	—	—	—	—	(10,219)	—	(10,219)
Repurchase of Class A common stock	—	—	(569)	—	—	—	(1,872)	(2,441)
Settlement of equity-based compensation in satisfaction of withholding tax requirements	—	—	(138)	—	—	—	(454)	(592)
Partners’ distributions	—	—	—	—	—	—	(36,401)	(36,401)
Deemed contributions	—	—	—	—	—	—	7,115	7,115
Net change in cash flow hedges	—	—	—	—	4,276	—	14,058	18,334
Translation adjustment	—	—	—	—	(178)	—	(587)	(765)
Equity-based compensation	—	—	2,074	—	—	—	6,824	8,898
Declared dividends	—	—	—	(4,761)	—	—	—	(4,761)
Deferred tax and other tax adjustments	—	—	(9)	—	(77)	—	—	(86)
Equity reallocation between controlling and non-controlling interests	—	—	—	164	—	—	(164)	—
Net income	—	—	—	4,726	—	4,836	13,669	23,231
Balance at March 31, 2022	$4	$14	$2,859	$(26,093)	$3,014	$91,491	$(124,590)	$(53,301)
See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$23,231	$19,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	978	1,056
Equity-based compensation	8,898	26,632
Deferred taxes	640	865
Other non-cash compensation	84	941
Partnership interest-based compensation	7,115	4,903
Amortization of debt issuance costs	275	261
Amortization of terminated swap	1,341	536
Loss on extinguishment of debt	—	675
Change in fair value of derivatives	—	212
Change in fair value of warrant liabilities	(2,022)	(14,057)
Amortization of deferred rent	24	(397)
Proceeds received from investments	8,044	3,894
Non-cash investment income	(10,860)	(13,048)
Other	2	28
Change in assets and liabilities:
Management fees receivable	3,454	(1,429)
Incentive fees receivable	75,999	43,489
Due from related parties	1,130	2,813
Lease right-of-use assets and lease liabilities, net	(404)	—
Other assets	38	20,992
Accrued compensation and benefits	(80,279)	(54,393)
Employee related obligations	(310)	563
Accrued expenses and other liabilities	3,065	(28,673)
Net cash provided by operating activities	40,443	15,791
Cash flows from investing activities
Purchases of premises and equipment	(285)	(55)
Proceeds from assignment of aircraft share interest	—	1,337
Contributions/subscriptions to investments	(6,702)	(8,207)
Distributions from investments	3,195	2,926
Net cash used in investing activities	(3,792)	(3,999)
Cash flows from financing activities
Capital contributions received from noncontrolling interests	187	1,083
Capital distributions paid to partners and member	(36,401)	(11,687)
Capital distributions paid to noncontrolling interests	(10,219)	(13,277)
Principal payments on senior loan	(1,000)	(50,259)
Debt issuance costs	—	(851)
Payments to repurchase Class A common stock	(2,441)	—
Proceeds from exercise of warrants	—	24,465
Payments to repurchase warrants	(643)	—
Settlement of equity-based compensation in satisfaction of withholding tax requirements	(592)	—
Dividends paid	(4,391)	(2,478)
Net cash used in financing activities	(55,500)	(53,004)
Effect of exchange rate changes on cash	(826)	(661)
Net decrease in cash and cash equivalents	$(19,675)	$(41,873)
Cash and cash equivalents
Beginning of period	96,185	198,146
End of period	$76,510	$156,273
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$3,612	$3,622
Cash paid during the period for income taxes	$770	$678
Supplemental disclosure of non-cash information from financing activities
Deemed contributions from GCMH Equityholders	$7,115	$4,903
Establishment of deferred tax assets, net related to tax receivable agreement and the Transaction	$(9)	$(60)
Dividends declared but not paid	$1,343	$4,070
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
GCMG was incorporated on July 27, 2020 under the laws of the State of Delaware for the purpose of consummating the Transaction and merging with CF Finance Acquisition Corp. (“CFAC”), which was incorporated on July 9, 2014 under the laws of the State of Delaware. GCMG owns all of the equity interests of GCM Grosvenor Holdings, LLC (“IntermediateCo”), formerly known as CF Finance Intermediate Acquisition, LLC until November 18, 2020, which is the general partner of GCMH subsequent to the Transaction. GCMG’s ownership (through IntermediateCo) of GCMH as of March 31, 2022 and December 31, 2021 was approximately 23.3% and 23.4%, respectively.
GCMH is a holding company operated pursuant to the Fifth Amended and Restated Limited Liability Limited Partnership Agreement (the “Partnership Agreement”) dated November 17, 2020, among the limited partners including Grosvenor Holdings, L.L.C. (“Holdings”), Grosvenor Holdings II, L.L.C. (“Holdings II”) and GCM Grosvenor Management, LLC (“Management LLC”) (collectively, together with GCM Progress Subsidiary LLC, the “GCMH Equityholders”).
2. Summary of Significant Accounting Policies
Basis of Presentation
The unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all necessary adjustments (which consists of only normal recurring items) have been made to fairly present the Condensed Consolidated Financial Statements for the interim periods presented. Results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”).
The Company is an “emerging growth company” (“EGC”), as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), following the consummation of the merger of CFAC and the Company. The Company has elected to use this extended transition period for complying with new or revised accounting standards, pursuant to Section 102(b)(1) of the JOBS Act, that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition periods provided by the JOBS Act. As result of this election, its consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Continuing Impact of COVID-19
The COVID-19 pandemic and the subsequent spread of multiple variants has continued to impact the global economy and financial markets. Given the amount of uncertainty currently regarding the scope and duration of the COVID-19 pandemic, the Company is unable to predict the precise impact the COVID-19 pandemic will have on the Company’s consolidated financial statements. In line with public markets and credit indices, the Company’s investments may be adversely impacted.

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
Investments
Investments primarily consist of investments in GCM Funds and other funds the Company does not control, but is deemed to exert significant influence, and are generally accounted for using the equity method of accounting. Under the equity method of accounting, the Company records its share of the underlying income or loss of such entities, which reflects the net asset value of such investments. Management believes the net asset value of the funds is representative of fair value. The resulting unrealized gains and losses are included as investment income in the Condensed Consolidated Statements of Income.
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
For certain other debt investments, the Company has elected the fair value option. Such election is irrevocable and is made at the investment level at initial recognition. The debt investments are not publicly traded and are a Level 3 fair value measurement. For investments carried at fair value, the Company records the increase or decrease in fair value as investment income in the Condensed Consolidated Statements of Income. See Note 6 for additional information regarding the Company’s other investments.
Leases
The Company’s leases primarily consist of operating lease agreements for office space in various countries around the world, including for its headquarters in Chicago, Illinois. On January 1, 2022, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) on a prospective basis. As a result, prior periods were not adjusted. The new standard requires lessees to use a right-of-use (“ROU”) model where lease ROU assets and lease liabilities are recorded on the Condensed Consolidated Statements of Financial Condition for all operating leases with initial terms exceeding one year. Lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s remaining minimum lease obligations. The Company made a permitted accounting policy election not to apply the ROU model to short-term leases, which are defined as leases with initial terms of one year or less.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

The Company determines whether a contract contains a lease at inception. Lease ROU assets and lease liabilities are initially recognized on the lease commencement date based on the present value of the minimum lease payments over the lease term. When determining the lease term, the Company generally does not include options to renew as it is not reasonably certain at contract inception that the Company will exercise the option(s). The implicit rate is not generally readily determinable, so the Company uses its incremental borrowing rate to determine the present value of future minimum lease payments. Lease ROU assets may include initial direct costs incurred by the Company and are reduced by lease incentives. Operating lease expense is recognized on a straight-line basis over the lease term within general, administrative and other in the Condensed Consolidated Statements of Income.
Recently Issued Accounting Standards
Recently Issued Accounting Standards – Adopted in Current Reporting Period
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842), which requires that operating leases be recorded as assets and liabilities in the statement of financial position, among other changes. The amendments in this ASU are effective for public business entities for annual reporting periods beginning after December 15, 2018. On June 3, 2020, the FASB extended the adoption date for all other entities to annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022, with early adoption permitted. The Company adopted this standard on January 1, 2022 on a prospective basis. Adoption increased both the Company’s assets and liabilities for the recorded lease ROU and lease liability, with no material impact to the Company’s Condensed Consolidated Statements of Income as expense for operating leases continues to be recognized on a straight-line basis. The Company elected to apply practical expedients provided in the guidance to not reassess: (1) whether expired or existing contracts are or contain leases, (2) existing lease classification and (3) initial direct costs. On adoption, the Company recognized approximately $16 million of lease ROU assets and approximately $21 million of lease liabilities related to its operating leases in its Condensed Consolidated Financial Statements, including approximately $5 million that was reclassified from accrued rent (included in accrued expenses and other liabilities in the Condensed Consolidated Statements of Financial Condition as of December 31, 2021) to lease liabilities.
Recently Issued Accounting Standards – To be Adopted in Future Periods
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which modifies ASC 740 to simplify the accounting for income taxes. The guidance, among other changes, (i) provides a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax and (ii) provides guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted. The Company will defer adoption until the guidance is effective for non-public entities, as the Company currently qualifies as an EGC and has elected to take advantage of the extended transition period afforded to EGCs as it applies to the adoption of new accounting standards. The method of adoption varies for the updates included in the ASU. The Company is evaluating this guidance but currently expects that adoption will not have a material impact on its consolidated financial statements.
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
Management determined that the Mosaic Transaction should be evaluated under the guidance in ASC 810 and concluded that Mosaic was accounted for as a variable interest entity (“VIE”). The Partnership was deemed the primary beneficiary and therefore consolidated Mosaic. In addition, the Partnership concluded that the Put Option was embedded in an equity host contract but did not meet the net settlement criterion of an embedded derivative and therefore no separate accounting was required. However, as the Put Option was not solely within the control of the Partnership, the noncontrolling interest related to Mosaic had been classified as mezzanine equity.
Amendment and Exercise of Mosaic Call Right
The terms of the Mosaic Call Right were amended and the purchase price was reduced to 1.225x the investment for the period through July 15, 2021 in exchange for the Company bearing certain interim funding costs of Mosaic Feeder. On July 2, 2021, GCMH exercised the amended Mosaic Call Right to purchase the interest in Mosaic for a net purchase price of $165.0 million inclusive of distributions through the closing date but net of $19.5 million of consolidated Mosaic cash to fund investments and option premiums. GCMH’s purchase resulted in the interest previously held by Mosaic Counterparty no longer being accounted for as a redeemable noncontrolling interest of the Company following July 2, 2021. As the Company continues to consolidate Mosaic, the transaction was accounted for as an equity transaction without a change in control at the July 2, 2021 net carrying value, including associated tax impacts. As a result, $14.0 million was recorded as a reduction to additional paid-in capital and $47.5 million was recorded as a reduction to noncontrolling interests in GCMH on the Company’s Condensed Consolidated Statements of Equity (Deficit) in the third quarter of 2021.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

4. Revenue
For the three months ended March 31, 2022 and 2021, management fees and incentive fees consisted of the following:

	Three Months Ended March 31,
Management fees	2022	2021
Management fees, net	$89,552	$80,265
Fund expense reimbursement revenue	2,558	2,360
Total management fees	$92,110	$82,625

	Three Months Ended March 31,
Incentive fees	2022	2021
Performance fees	$1,001	$6,113
Carried interest	10,991	12,101
Total incentive fees	$11,992	$18,214
The Company recognized revenues of $0.4 million and $1.0 million during the three months ended March 31, 2022 and 2021, respectively, that were previously received and deferred at the beginning of the respective periods.
5. Investments
Investments consist of the following:

	As of
	March 31, 2022	December 31, 2021
Equity method investments	$220,868	$214,153
Other investments	11,800	12,192
Total investments	$232,668	$226,345
As of March 31, 2022 and December 31, 2021, the Company held investments of $232.7 million and $226.3 million, respectively, of which $84.2 million and $88.0 million were owned by noncontrolling interest holders, respectively. Future net income (loss) and cash flow from investments held by noncontrolling interest holders will not be attributable to the Company.
See Note 6 for fair value disclosures of certain investments held within other investments.
6. Fair Value Measurements
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis and level of inputs used for such measurements as of March 31, 2022 and December 31, 2021:

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

	Fair Value as of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$1,211	$—	$—	$1,211
Interest rate derivatives	—	19,689	—	19,689
Other investments	—	—	10,632	10,632
Total assets	$1,211	$19,689	$10,632	$31,532

Liabilities
Public warrants	$26,803	$—	$—	$26,803
Private warrants	—	—	1,512	1,512
Total liabilities	$26,803	$—	$1,512	$28,315

	Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$27,209	$—	$—	$27,209
Interest rate derivatives	—	2,695	—	2,695
Other investments	—	—	11,010	11,010
Total assets	$27,209	$2,695	$11,010	$40,914

Liabilities
Public warrants	$29,397	$—	$—	$29,397
Private warrants	—	—	1,584	1,584
Total liabilities	$29,397	$—	$1,584	$30,981
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
Other Investments
Investments in the subordinated notes of a structured alternatives investment solution are not publicly traded and are classified as Level 3. Management determines the fair value of these other investments using a discounted cash flow analysis (“Cash Flow Analysis”). These positions were classified as Level 3 as of March 31, 2022 and December 31, 2021 because of the use of significant unobservable inputs in the Cash Flow Analysis as follows:

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

	March 31, 2022			December 31, 2021			Impact to Valuation from an Increase in Input[2]
Significant Unobservable Inputs[1]	Range	Weighted Average		Range	Weighted Average
Discount rate[3]	24.0% – 25.0%	N/A		25.0%	N/A		Decrease
Expected term (years)	10 – 15	N/A		10 – 15	N/A		Decrease
Expected return – liquid assets	3.0% - 7.0%	4.7%	[4]	3.0% - 7.0%	4.9%	[4]	Increase
Expected total value to paid in capital – private assets	1.20x – 2.65x	1.90x	[5]	1.20x – 2.65x	1.90x	[5]	Increase
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
3.The discount rate was based on the relevant benchmark rate, spread, and yield migrations on related securitized assets.
4.Inputs were weighted based on actual and estimated expected return included in the range.
5.Inputs were weighted based on the actual and estimated commitments to the respective private asset investments included in the range.
The resulting fair value of $10.6 million and $11.0 million was recorded within investments in the Condensed Consolidated Statements of Financial Condition as of March 31, 2022 and December 31, 2021, respectively.
The following table presents changes in Level 3 assets measured at fair value for the three months ended March 31, 2022:

Three Months Ended March 31, 2022
Balance at beginning of period	$11,010
Change in fair value	(378)
Balance at end of period	$10,632
Public Warrants
The public warrants are valued using quoted market prices on the Nasdaq Stock Market LLC under the ticker GCMGW.
Private Warrants
The private warrants were classified as Level 3 as of March 31, 2022 and December 31, 2021 because of the use of significant unobservable inputs in the valuation, however the overall private warrant valuation and change in fair value are not material to the condensed consolidated financial statements.
The valuations for the private warrants were determined to be $1.68 and $1.76 per unit as of March 31, 2022 and December 31, 2021, respectively. The resulting fair value of $1.5 million and $1.6 million was recorded within warrant liabilities in the Condensed Consolidated Statements of Financial Condition as of March 31, 2022 and December 31, 2021, respectively. See Note 8 for additional information regarding the warrant activity for the three months ended March 31, 2022.
The following table presents changes in Level 3 liabilities measured at fair value for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$(1,584)	$(6,372)
Change in fair value	72	1,944
Balance at end of period	$(1,512)	$(4,428)

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

7. Equity
The following table shows a rollforward of the common stock outstanding since December 31, 2021:

	Class A common stock	Class B common stock	Class C common stock
December 31, 2021	43,964,090	—	144,235,246
Exercise of warrants	20	—	—
Net shares delivered for vested RSUs	15,477	—	—
Repurchase of Class A Shares	(238,232)	—	—
March 31, 2022	43,741,355	—	144,235,246
As of March 31, 2022, 1,895,592 RSUs were vested, but not yet delivered, and are therefore not yet included in outstanding Class A common stock.
Dividends are reflected in the Condensed Consolidated Statements of Equity (Deficit) when declared by the Board of Directors. The table below summarizes dividends declared to date during 2022:

Declaration Date	Dividend per Common Share	Record Date	Payment Date
February 10, 2022	$0.10	March 1, 2022	March 15, 2022
May 5, 2022	$0.10	June 1, 2022	June 15, 2022
Dividend equivalent payments of $1.3 million were accrued for holders of RSUs as of March 31, 2022. Distributions to partners represent distributions made to GCMH Equityholders.
On August 6, 2021, the Company’s Board of Directors authorized a stock repurchase plan of up to an aggregate of $25.0 million, excluding fees and expenses, which may be used to repurchase shares of the Company’s outstanding Class A common stock and warrants to purchase shares of Class A common stock, as well as to reduce shares of Class A common stock to be issued to employees to satisfy associated tax obligations in connection with the settlement of equity-based awards granted under our 2020 Incentive Award Plan (and any successor equity plan thereto). Class A common stock and warrants may be repurchased from time to time in open market transactions, in privately negotiated transactions, pursuant to the requirements of Rule 10b5-1 and Rule 10b-18 of the Exchange Act, or otherwise, with the terms and conditions of these repurchases depending on legal requirements, price, market and economic conditions and other factors. The Company is not obligated under the terms of the plan to repurchase any of its Class A common stock or warrants, the program has no expiration date and the Company may suspend or terminate the program at any time without prior notice. Any shares of Class A common stock and any warrants repurchased as part of this program will be canceled. On February 10, 2022, the Company’s Board of Directors increased its stock repurchase authorization for shares and warrants by $20.0 million, from $25.0 million to $45.0 million.
In the three months ended March 31, 2022, the Company is deemed to have repurchased 61,012 shares withheld in connection with the payment of tax liabilities on behalf of employees upon the settlement of vested RSUs for $0.6 million, or an average of $9.71 per share. In the three months ended March 31, 2022, the Company repurchased 452,681 public warrants to purchase shares of Class A common stock for $0.6 million, or an average of $1.42 per warrant and 238,232 shares of Class A common stock for $2.4 million, or an average of $10.25 per share. As of March 31, 2022, the Company had $32.2 million remaining under the stock repurchase plan.
On May 5, 2022, the Company’s Board of Directors increased its stock repurchase authorization for shares and warrants by $20 million, from $45 million to $65 million.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

8. Warrants
The following table shows public and private warrants outstanding for the three months ended March 31, 2022:

	Public Warrants	Private Warrants	Total
Outstanding, beginning of period	19,597,764	900,000	20,497,764
Exercises of warrants	(20)	—	(20)
Repurchases	(452,681)	—	(452,681)
Outstanding, end of period	19,145,063	900,000	20,045,063
Pursuant to the stock repurchase plan described in Note 7, during the three months ended March 31, 2022, the Company repurchased 452,681 public warrants for $0.6 million, or an average of $1.42 per warrant.
9. Variable Interest Entities
The Company consolidates certain VIEs in which it is determined that the Company is the primary beneficiary.
The Company holds variable interests in certain entities that are VIEs which are not consolidated, as it is determined that the Company is not the primary beneficiary. The Company’s involvement with such entities is generally in the form of direct equity interests in, and fee arrangements with, the entities in which it also serves as the general partner or managing member. The Company evaluated its variable interests in the VIEs and determined it is not considered the primary beneficiary of the entities primarily because it does not have interests in the entities that could potentially be significant. No reconsideration events that caused a change in the Company’s consolidation conclusions occurred during either the three months ended March 31, 2022 or the year ended December 31, 2021. As of March 31, 2022 and December 31, 2021, the total unfunded commitments from the special limited partner and general partners to the unconsolidated VIEs were $34.7 million and $34.7 million, respectively. These commitments are the primary source of financing for the unconsolidated VIEs.
The following table sets forth certain information regarding the VIEs in which the Company holds a variable interest but does not consolidate. The assets recognized on the Company’s Condensed Consolidated Statements of Financial Condition related to the Company’s interests in and management fees, incentive fees and third party costs receivables from these non-consolidated VIEs. The Company’s maximum exposure to loss relating to non-consolidated VIEs as of March 31, 2022 and December 31, 2021 were as follows:

	As of
	March 31, 2022	December 31, 2021
Investments	$105,568	$104,609
Receivables	12,719	13,554
Maximum exposure to loss	$118,287	$118,163
The above table includes investments in VIEs which are owned by noncontrolling interest holders of approximately $47.1 million and $50.4 million as of March 31, 2022 and December 31, 2021, respectively.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
10. Employee Compensation and Benefits
For the three months ended March 31, 2022 and 2021, employee compensation and benefits consisted of the following:

	Three Months Ended March 31,
	2022	2021
Cash-based employee compensation and benefits	$41,376	$41,780
Equity-based compensation	9,881	27,036
Partnership interest-based compensation	7,115	4,903
Carried interest compensation	5,855	6,860
Cash-based incentive fee related compensation	1,594	1,833
Other non-cash compensation	84	941
Total employee compensation and benefits	$65,905	$83,353
Partnership Interest in Holdings, Holdings II and Management LLC
Payments to the employees for partnership interest awards are made by Holdings, Holdings II and Management LLC. As a result, the Company records a non-cash profits interest compensation charge and an offsetting deemed contribution to equity (deficit) to reflect the payments made by the GCMH Equityholders. As the payments are made by Holdings, Holdings II and Management LLC, the expense that is pushed down to GCMH and the offsetting deemed contribution are each attributed solely to noncontrolling interest in GCMH. Any liability related to the awards is recognized at Holdings, Holdings II or Management LLC as Holdings, Holdings II or Management LLC is the party responsible for satisfying the obligation, and is not shown in the Company’s Condensed Consolidated Financial Statements. The Company has recorded deemed contributions to equity (deficit) from Holdings, Holdings II and Management LLC of approximately $7.1 million and $4.9 million for the three months ended March 31, 2022 and 2021, respectively, for partnership interest-based compensation expense which will ultimately be paid by Holdings, Holdings II or Management LLC.
The Company has modified awards to certain individuals upon their voluntary retirement or intention to retire as employees. These awards generally include a stated target amount that, upon payment, terminates the recipient’s rights to future distributions and allows for a lump sum buy-out of the awards, at the discretion of the managing member of Holdings, Holdings II, and Management LLC. The awards are accounted for as partnership interest-based compensation at the fair value of these expected future payments, in the period the employees accepted the offer. Partnership interest-based compensation expense related to award modifications of $1.6 million and $1.6 million was recognized for the three months ended March 31, 2022 and 2021, respectively.
The liability associated with awards that contain a stated target has been retained by Holdings as of March 31, 2022 and December 31, 2021 and is re-measured at each reporting date, with any corresponding changes in liability being reflected as employee compensation and benefits expense of the Company. Certain recipients had unvested stated target payments of $4.7 million and $10.9 million as of March 31, 2022 and 2021, respectively, which has not been reflected as employee compensation and benefits expense by the Company. The Company recognized partnership interest-based compensation expense of $5.5 million and $3.3 million for the three months ended March 31, 2022 and 2021, respectively, related to profits interest awards that are in substance profit-sharing arrangements.
Other
Other consists of employee compensation and benefits expense related to deferred compensation programs and other awards that represent investments made in GCM Funds on behalf of the employees.
11. Equity-Based Compensation
In March 2021, the Company granted 4.8 million RSUs to certain employees and directors in connection with the Transaction. Of the RSUs granted, the Company intends to settle less than 0.1 million RSUs in cash. The RSUs had an aggregate grant date fair value of $62.1 million. Of the RSUs granted, 2.0 million vested at the grant date and 2.8 million were

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

to vest over two years in equal annual installments, of which the first installment vested in March 2022. In addition to the March 2021 grant, an additional 0.4 million RSUs with an aggregate grant date fair value of $4.1 million were granted to certain employees during the year ended December 31, 2021.
In March 2022, the Company granted 1.1 million RSUs with an aggregate grant date fair value of $10.8 million to certain employees. Of the RSUs granted, the Company intends to settle approximately 0.1 million RSUs in cash. Of the RSUs granted, 0.5 million vested at the grant date and 0.6 million vest over two years in equal annual installments. Upon delivery, which is expected to occur each August following each annual vesting in March, the Company may withhold the number of shares to satisfy the statutory withholding tax obligation and deliver the net number of resulting shares vested.
A summary of non-vested RSU activity for the three months ended March 31, 2022 is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of December 31, 2021	3,004,411	$12.84
Granted	1,075,762	10.07
Vested	(1,921,726)	12.17
Forfeited	(66,667)	13.04
Balance as of March 31, 2022	2,091,780	$12.02
The total grant-date fair value of RSUs that vested during the three months ended March 31, 2022 was $23.4 million. For the three months ended March 31, 2022 and 2021, $9.9 million and $27.0 million of compensation expense related to the RSUs was recorded within employee compensation and benefits in the Condensed Consolidated Statements of Income, respectively. As of March 31, 2022, total unrecognized compensation expense related to unvested RSUs was $23.3 million and is expected to be recognized over the remaining weighted average period of 1.3 years.
12. Debt
The table below summarizes the outstanding debt balance as of March 31, 2022 and December 31, 2021.

	As of
	March 31, 2022	December 31, 2021
Senior loan	$396,000	$397,000
Less: debt issuance costs	(6,209)	(6,484)
Total debt	$389,791	$390,516
Maturities of debt for the next five years and thereafter are as follows:

Year Ended December 31,
Remainder of 2022	$3,000
2023	4,000
2024	4,000
2025	4,000
2026	4,000
Thereafter	377,000
Total	$396,000
Senior Loan
On January 2, 2014, the Company entered into a senior secured term loan facility (“Senior Loan”), which was subsequently amended through several debt modifications.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

On February 24, 2021, the Company completed an amendment and extension of its Senior Loan to further extend the maturity (“Amended Credit Agreement”). Approximately $290.0 million of the aggregate principal amount of the Senior Loan was extended from a maturity date of March 29, 2025 (the “2025 Term Loans”) to a maturity date of February 24, 2028, (as extended, the “2028 Term Loans”). The 2028 Term Loans have an interest rate of 2.50% over the LIBOR, subject to a 0.50% LIBOR floor. In the event of a Benchmark Transition Event, the interest rate will default to the Term Secured Overnight Financing Rate (“Term SOFR”) plus a Benchmark Replacement Adjustment as recommended by the Relevant Governmental Body (all terms as defined in the Amended Credit Agreement).
Concurrently with the effectiveness of the Amended Credit Agreement, the Company made a voluntary prepayment on the Senior Loan in an aggregate principal amount of $50.3 million. As a result of the prepayment in February 2021, the Company recorded an expense of $0.7 million related to the acceleration of deferred debt issuance costs, which is recorded within other income (expense) in the Condensed Consolidated Statements of Income for the three months ended March 31, 2021. The Company capitalized $0.9 million of debt issuances costs related to payments to lenders in connection with the amendment and extension of its Senior Loan, which is recorded within debt in the Condensed Consolidated Statements of Financial Condition, and expensed $2.6 million of third-party costs related to the amendment which is recorded within general, administrative and other in the Condensed Consolidated Statements of Income for the three months ended March 31, 2021.
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
In addition to the scheduled principal repayments, the Company is required to offer to make prepayments of Consolidated Excess Cash Flow (“Cash Flow Payments”) no later than five days following the date the quarterly financial statements are due if the leverage ratio exceeds 2.50x. The Cash Flow Payments were calculated as defined in the Senior Loan agreement based on a percentage of calculated excess cash. During the three months ended March 31, 2022, the Company did not make any Cash Flow Payments.
As of March 31, 2022 and December 31, 2021, $396.0 million and $397.0 million of Incremental 2028 Term Loans were outstanding, respectively, with weighted average interest rates of 3.00% and 3.81% for the three months ended March 31, 2022 and 2021, respectively.
Under the credit and guaranty agreement governing the terms of the Senior Loan, the Company must maintain certain leverage and interest coverage ratios. The credit and guaranty agreement also contains other covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur debt and restrict the Company and its subsidiaries ability to merge or consolidate, or sell or convey all or substantially all of the Company’s assets. As of March 31, 2022, the Company was in compliance with all covenants.
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
Credit Facility
Concurrent with the issuance of the Senior Loan, the Company entered into a $50.0 million revolving credit facility (“Credit Facility”). The Credit Facility matures on February 24, 2026 and carries an unused commitment fee that is paid quarterly. There were no outstanding borrowings related to the Credit Facility as of each of March 31, 2022 and December 31, 2021.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

Other
Certain subsidiaries of the Company agree to jointly and severally guarantee, as primary obligor and not merely as surety guarantee the obligations of their parent entity, GCMH.
Amortization of deferred debt issuance costs was $0.3 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively. These amounts are recorded within interest expense in the Condensed Consolidated Statements of Income.
The carrying value of the Senior Loan, excluding the unamortized debt issuance costs presented as a reduction to the principal balance, approximated the fair value as of March 31, 2022 and December 31, 2021. As the Senior Loan was not accounted for at fair value, it was not included in the Company’s fair value hierarchy in Note 6, however had it been included, it would have been classified in Level 2.
13. Interest Rate Derivatives
The Company has entered into various derivative agreements with financial institutions to hedge interest rate risk related to its outstanding debt. The Company had the following interest rate derivatives recorded as an asset within other assets in the Condensed Consolidated Statements of Financial Condition as of March 31, 2022 and December 31, 2021:

Derivative	Notional Amount	Fair Value as of March 31, 2022	Fair Value as of December 31, 2021	Fixed Rate Paid	Floating Rate Received	Effective Date(2)	Maturity Date
Interest rate swap	$232,000	$15,393	$2,264	1.33%	1 month LIBOR (1)	March 2021	February 2028
Interest rate swap	68,000	4,296	431	1.39%	1 month LIBOR (1)	July 2021	February 2028
		$19,689	$2,695
____________
(1)Floating rate received subject to a 0.50% Floor. Refer to Note 12 regarding the interest rate on the outstanding debt in the event of a Benchmark Transition Event. If the outstanding debt defaults to Term SOFR plus a Benchmark Replacement Adjustment, the floating rate received under the interest rate swaps will also default to such rate.
(2)Represents the date at which the derivative is in effect and the Company is contractually required to begin payment of interest under the terms of the agreement.
A rollforward of the amounts in accumulated other comprehensive income (loss) (“AOCI”) related to interest rate derivatives designated as cash flow hedges is as follows:

	Three Months Ended March 31,
	2022	2021
Derivative loss at beginning of period, gross	$(3,622)	$(11,163)
Amount recognized in other comprehensive income	16,360	2,559
Amount reclassified from accumulated other comprehensive loss to interest expense	1,974	1,120
Derivative gain (loss) at end of period	14,712	(7,484)
Less: gain (loss) attributable to noncontrolling interests in GCMH	11,099	(5,894)
Derivative gain (loss) at end of period, net	$3,613	$(1,590)

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
The amount of gain (loss) related to interest rate contracts not designated as hedging instruments was recognized as follows:

	Three Months Ended March 31,
	2022	2021
Other income	$—	$1,934
On February 24, 2021, the Company terminated derivative instruments which were entered into in 2017 and 2018. Prior to termination, certain derivative instruments did not qualify for hedge accounting due to floor rate mismatches and as a result, all changes in fair value for those derivative instruments were reflected within other income (expense) in the Condensed Consolidated Statements of Income. The amount previously recorded as a hedge in AOCI remains in AOCI and is recorded in interest expense within the Condensed Consolidated Statements of Income over the original life of the swap. For the three months ended March 31, 2022 and 2021, $1.3 million and $0.5 million, respectively, was reclassified from AOCI to interest expense relating to the terminated derivative instrument that initially qualified for hedge accounting. During the next twelve months the Company expects to reclassify approximately $3.6 million to interest expense.
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
The fair values of the interest rate swaps and interest rate collar are based on observable market inputs and represent the net amount required to terminate the positions, taking into consideration market rates and non-performance risk. Refer to Note 6 for further details.
14. Commitments and Contingencies
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
The Company had $85.4 million and $83.5 million of unfunded investment commitments as of March 31, 2022 and December 31, 2021, respectively, representing general partner capital funding commitments to several of the GCM Funds.
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
The components of operating lease expense recorded within general, administrative and other in the Condensed Consolidated Statements of Income were as follows:

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

Three Months Ended March 31, 2022
Operating lease cost(1)	$1,846
Variable lease cost(2)	1,108
Less: sublease income	48
Total lease cost	$2,906
____________
(1)Includes less than $0.1 million of short term lease expense.
(2)Includes common area maintenance charges and other variable costs not included in the measurement of ROU assets and lease liabilities.
The following table summarizes cash flows and other supplemental information related to our operating leases:

Three Months Ended March 31, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$2,145
Non-cash ROU assets obtained in exchange for new operating leases	N/A
Weighted average remaining lease term in years	3.3 years
Weighted average discount rate	3.6%
As of March 31, 2022, the maturities of operating lease liabilities were as follows:

Remainder of 2022	$6,347
2023	6,316
2024	2,850
2025	2,907
2026	1,974
Thereafter	—
Total lease payments	20,394
Less imputed interest	(1,236)
Total operating lease liabilities	$19,158
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
From time to time, the Company is a defendant in various lawsuits related to its business. The Company’s management does not believe that the outcome of any current litigation will have a material effect on the Company’s Condensed Consolidated Financial Statements.
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
15. Related Parties
In regard to the following related party disclosures, the Company’s management cannot be sure that such transactions or arrangements would be the same to the Company if the parties involved were unrelated and such differences could be material.
The Company provides certain employees partnership interest awards which are paid by Holdings, Holdings II and Management LLC. Refer to Note 10 for further details.
The Company has a sublease agreement with Holdings. Because the terms of the sublease are identical to the terms of the original lease, there is no impact to net income (loss) in the Condensed Consolidated Statements of Income or Condensed Consolidated Statements of Cash Flows.
The Company incurs certain costs, primarily related to accounting, client reporting, investment-decision making and treasury-related expenditures, for which it receives reimbursement from the GCM Funds in connection with its performance obligations to provide investment management services. Due from related parties in the Condensed Consolidated Statements of Financial Condition includes net receivables of $10.4 million and $11.7 million as of March 31, 2022 and December 31, 2021, respectively, paid on behalf of affiliated entities that are reimbursable to the Company.
Our executive officers, senior professionals, and certain current and former employees and their families invest on a discretionary basis in GCM Funds, and such investments are generally not subject to management fees and performance fees. As of March 31, 2022 and December 31, 2021, such investments and future commitments were $399.3 million and $441.8 million in aggregate, respectively.
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
From time to time, certain of the Company’s executive officers utilize a private business aircraft, including an aircraft wholly owned or controlled by members of Holdings. Additionally, the Company arranges for the use of the private business aircraft through a number of charter services, including entities predominantly or wholly owned or controlled by members of Holdings. The Company paid, net of reimbursements, approximately $0.5 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively, to utilize aircraft and charter services wholly owned or controlled by members of Holdings, which is recorded within general, administrative and other in the Condensed Consolidated Statements of Income.
16. Income Taxes
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
The Company’s effective tax rate was 9% and (3)% for the three months ended March 31, 2022 and 2021, respectively. These rates were different than the statutory rate primarily due to the portion of income allocated to the noncontrolling interest holders, valuation allowance recorded against deferred tax assets and discrete tax adjustments recorded in the periods.
As of March 31, 2022, the Company had no unrecognized tax positions and believes there will be no changes to uncertain tax positions within the next 12 months.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
17. Earnings (Loss) Per Share
The following is a reconciliation of basic and diluted earnings (loss) per share for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Numerator for earnings (loss) per share calculation:
Net income attributable to GCM Grosvenor Inc., basic	$4,726	$2,547
Exercise of private warrants	—	(431)
Exercise of public warrants	—	(2,787)
Exchange of Partnership units	10,251	(9,479)
Net income (loss) attributable common stockholders, diluted	14,977	(10,150)

Denominator for earnings per share calculation:
Weighted-average shares, basic	44,593,746	42,084,366
Exercise of private warrants - incremental shares under the treasury stock method	—	307,858
Exercise of public warrants - incremental shares under the treasury stock method	—	2,244,583
Exchange of Partnership units	144,235,246	144,235,246
Assumed vesting of RSUs - incremental shares under the treasury stock method	837,061	—
Weighted-average shares, diluted	189,666,053	188,872,053

Basic EPS
Net income attributable to common stockholders, basic	$4,726	$2,547
Weighted-average shares, basic	44,593,746	42,084,366
Net income per share attributable to common stockholders, basic	$0.11	$0.06

Diluted EPS
Net income (loss) attributable common stockholders, diluted	$14,977	$(10,150)
Weighted-average shares, diluted	189,666,053	188,872,053
Net income (loss) per share attributable common stockholders, diluted	$0.08	$(0.05)
Shares of the Company’s Class C common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, a separate presentation of basic and diluted earnings per share of Class C common stock under the two-class method has not been presented.
The following outstanding potentially dilutive securities were excluded from the calculations of diluted earnings (loss) per share attributable to common stockholders because their impact would have been antidilutive for the periods presented:

	Three Months Ended March 31,
	2022	2021
Public warrants	19,145,063	—
Private warrants	900,000	—
Unvested restricted stock units	—	2,806,690

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
18. Subsequent Events
On May 5, 2022, the Company’s Board of Directors declared a quarterly dividend of $0.10 per share of Class A common stock to record holders as of the close of business on June 1, 2022. The payment date will be June 15, 2022.
On May 5, 2022, the Company’s Board of Directors increased its stock repurchase authorization for shares and warrants, as described in Note 7, by $20 million, from $45 million as authorized on February 10, 2022 to $65 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the Annual Report on Form 10-K for the fiscal year ended December 31, 2021. This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” section of Part I, Item IA in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and under the “Forward-Looking Statements” section elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.
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
Our success largely depends on the identification and availability of suitable investment opportunities for our clients, and, in particular, the success of the investment vehicles managed by third-party investment managers in which GCM Funds invest. The availability of investment opportunities is subject to certain factors outside of our control and the control of the investment managers with which we invest for our funds. Although there can be no assurance that we will be able to secure the opportunity to invest on behalf of our clients in all or a substantial portion of the investments we select, or that the size of the investment opportunities available to us will be as large as we would desire, we seek to maintain excellent relationships with investment managers of investment funds, including those in which we have previously made investments for our clients and those in which we may in the future invest, as well as sponsors of investments that might provide co-investment opportunities in portfolio companies alongside the sponsoring fund manager. Our ability to identify attractive investments and execute on those investments is dependent on a number of factors, including the general macroeconomic environment, valuation, transaction size, and expected duration of such investment opportunity.
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
The prolonged COVID-19 pandemic.
The COVID-19 pandemic has resulted in significant disruption and continued uncertainty in the global economic markets, which in turn has impacted our business.
The COVID-19 pandemic has impacted, and may further impact, our business in various ways, including but not limited to the following:
•Restrictions on travel and public gatherings as well as stay-at-home orders in the U.S. and abroad have resulted in many of our client and prospect meetings not currently taking place in person. The majority of our employees work from home on at least a partially remote schedule. As a consequence, we are conducting the majority of client and prospective client dialogue remotely, which has impeded and may continue to impede our ability to market our funds and raise new business, which may result in lower or delayed revenue growth, and it has become more difficult to conduct due diligence on investments.

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
As of March 31, 2022, we believe we have adequate liquidity with approximately $76.5 million in available cash and $48.2 million of available borrowing capacity under our Revolving Credit Facility (defined below). For more information on our Credit Facilities, see “—Liquidity and Capital Resources—Indebtedness”.
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
We provided investment management/advisory services on assets of $71.3 billion and $72.1 billion as of March 31, 2022 and December 31, 2021, respectively.

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
Agreements generally include a clawback provision that, if triggered, would require us to return up to the cumulative amount of carried interest distributed, typically net of tax, upon liquidation of those funds, if the aggregate amount paid as carried interest exceeds the amount actually due based upon the aggregate performance of each fund. We have defined the portion to be deferred as the amount of carried interest, typically net of tax, that we would be required to return if all remaining investments had no value as of the end of each reporting period. As of March 31, 2022, deferred revenue relating to constrained realized carried interest was approximately $6.3 million.
Assets under management that are subject to carried interest, excluding investments of the firm and our professionals from which we generally do not earn incentive fees, were approximately $35.9 billion as of March 31, 2022.
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
Assets under management that are subject to performance fees, excluding investments of the firm and our professionals from which we generally do not earn incentive fees, were approximately $13.8 billion as of March 31, 2022.
Other Operating Income
Other operating income primarily consists of administrative fees from certain private investment vehicles where we perform a full suite of administrative functions but do not manage or advise and have no discretion over the capital.

Expenses
Employee Compensation and Benefits
Employee compensation and benefits primarily consists of (1) cash-based employee compensation and benefits, (2) equity-based compensation, (3) partnership interest-based compensation, (4) carried interest compensation, (5) cash-based incentive fee related compensation and (6) other non-cash compensation. Bonus and incentive fee related compensation is generally determined by our management and is discretionary taking into consideration, among other things, our financial results and the employee’s performance. In addition, various individuals, including certain senior professionals have been awarded partnership interests and restricted stock units (“RSUs”). These partnership interests grant the recipient the right to certain cash distributions from GCMH Equityholders’ profits to the extent such distributions are authorized, resulting in non-cash profits interest compensation expense. Certain employees and former employees are also entitled to a portion of the carried interest and performance fees realized from certain GCM Funds, which is payable upon a realization of the carried interest or performance fees. The Company recognizes non-cash compensation expense attributable to the RSUs on a straight-line basis over the requisite service period, which is generally the vesting period.
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
Interest Expense
Interest expense includes interest paid and accrued on our outstanding debt, along with the amortization of deferred debt issuance costs incurred from debt issued by us, including the Term Loan Facility and the Revolving Credit Facility entered into by us.
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

Results of Operations
The following is a discussion of our consolidated results of operations for the three months ended March 31, 2022 and 2021. This information is derived from our accompanying Condensed Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

	Three Months Ended March 31,
	2022	2021
	(in thousands, unaudited)
Revenues
Management fees	$92,110	$82,625
Incentive fees	11,992	18,214
Other operating income	1,026	2,380
Total operating revenues	105,128	103,219
Expenses
Employee compensation and benefits	65,905	83,353
General, administrative and other	21,258	24,532
Total operating expenses	87,163	107,885
Operating income (loss)	17,965	(4,666)
Investment income	10,860	13,048
Interest expense	(5,284)	(4,491)
Other income	1	1,317
Change in fair value of warrant liabilities	2,022	14,057
Net other income	7,599	23,931
Income before income taxes	25,564	19,265
Provision (benefit) for income taxes	2,333	(663)
Net income	23,231	19,928
Less: Net income attributable to redeemable noncontrolling interest	—	8,089
Less: Net income attributable to noncontrolling interests in subsidiaries	4,836	8,589
Less: Net income attributable to noncontrolling interests in GCMH	13,669	703
Net income attributable to GCM Grosvenor Inc.	$4,726	$2,547
Revenues

	Three Months Ended March 31,
	2022	2021
	(in thousands, unaudited)
Private markets strategies	$46,841	$40,373
Absolute return strategies	42,711	39,892
Fund expense reimbursement revenue	2,558	2,360
Total management fees	92,110	82,625
Incentive fees	11,992	18,214
Administrative fees	754	2,105
Other	272	275
Total other operating income	1,026	2,380
Total operating revenues	$105,128	$103,219
Management fees increased $9.5 million, or 11%, to $92.1 million, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Private market strategies fees increased $6.5 million, primarily due to a $4.1 million increase in fees related to private market strategies specialized funds and a $2.3 million increase in fees related to private market strategies customized separate accounts. Additionally, there was a $2.8 million increase in absolute return strategies fees, primarily due to increases in FPAUM as of January 1, 2022 from investment gains during the year ended December 31, 2021. The decrease in market value of absolute return strategies FPAUM during the three months ended March 31, 2021, as discussed below, did not impact the majority of absolute return strategies management fees for the three months ended March 31, 2021 as most of such management fees are earned based on beginning of period FPAUM.
Incentive fees consisted of carried interest of $11.0 million and $12.1 million and performance fees of $1.0 million and $6.1 million for the three months ended March 31, 2022 and 2021, respectively. Carried interest for the three months ended March 31, 2022 was largely consistent with the three months ended March 31, 2021. The decrease in performance fees is primarily due to lower returns for absolute return strategies funds with a March 31 fiscal year end during the three months ended March 31, 2022, as compared to in the three months ended March 31, 2021.
Expenses
Employee Compensation and Benefits

	Three Months Ended March 31,
	2022	2021
	(in thousands, unaudited)
Cash-based employee compensation and benefits	$41,376	$41,780
Equity-based compensation	9,881	27,036
Partnership interest-based compensation	7,115	4,903
Carried interest compensation	5,855	6,860
Cash-based incentive fee related compensation	1,594	1,833
Other non-cash compensation	84	941
Total employee compensation and benefits	$65,905	$83,353
Employee compensation and benefits decreased $17.4 million, or 21%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Cash-based employee compensation and benefits of $41.4 million for the three months ended March 31, 2022 was largely consistent with the three months ended March 31, 2021. Equity-based compensation decreased $17.2 million, or 63%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, as the prior year quarter included expense for larger awards made in connection with the Transaction, including a portion that vested immediately upon grant. Partnership interest-based compensation increased $2.2 million, or 45%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to higher distributions during the three months ended March 31, 2022 as compared to during the three months ended March 31, 2021. Carried interest compensation decreased $1.0 million and cash-based incentive fee related compensation decreased $0.2 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to lower realized carried interest and lower performance fees during the three months ended March 31, 2022.
General, Administrative and Other
General, administrative and other decreased $3.3 million, or 13%, to $21.3 million, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily driven by a decrease in professional fees, as the three months ended March 31, 2021 included fees related to the amendment of our senior secured term loan facility (the “Term Loan Facility”) as well as public company transition expenses. The decrease in professional fees was partially offset by an increase in travel costs.
Net Other Income
Investment income was $10.9 million for the three months ended March 31, 2022 compared to investment income of $13.0 million for the three months ended March 31, 2021, primarily due to the change in value of private and public market investments.
Interest expense increased $0.8 million, or 18%, to $5.3 million, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to an increase in amortization expense related to an interest rate swap agreement that was terminated during the first quarter of 2021. The three months ended March 31, 2022 included a full period of amortization on the terminated interest rate swap compared to only one month of amortization in the three months ended March 31, 2021.

Other income was negligible for the three months ended March 31, 2022 compared to other income of $1.3 million for the three months ended March 31, 2021. Other income for the three months ended March 31, 2021 was primarily due to the change in value of interest rate derivatives.
Change in fair value of warrant liabilities of $2.0 million for the three months ended March 31, 2022 was due to a decrease in the fair value of the warrants from December 31, 2021 to March 31, 2022.
Provision for Income Taxes
Provision for income taxes primarily reflect U.S. federal and state income taxes on our share of taxable income generated by the Company, as well as local and foreign income taxes of certain of the Company’s subsidiaries.
The Company’s effective tax rate was 9% and (3)% for the three months ended March 31, 2022 and 2021, respectively. Our overall effective tax rate is less than the statutory rate primarily because a majority of income is allocated to noncontrolling interests, and the tax liability on such income is borne by the holders of such noncontrolling interests.
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

	Three Months Ended March 31, 2022
(in millions, unaudited)	Private Markets Strategies	Absolute Return Strategies	Total FPAUM
Fee-paying AUM
Balance, beginning of period	$33,080	$25,575	$58,655
Contributions	1,446	261	1,707
Withdrawals	(9)	(437)	(446)
Distributions	(543)	(24)	(567)
Change in market value	(100)	(1,325)	(1,425)
Foreign exchange and other	(27)	(38)	(65)
Balance, end of period	$33,847	$24,012	$57,859
Contracted, not yet fee-paying AUM represents limited partner commitments during the initial commitment or investment period where fees are not yet being charged, but are expected to be charged in the future based on invested capital (capital committed to underlying investments) or on a ratable ramp-in of total commitments.

	As of
(in millions)	March 31, 2022 (unaudited)	December 31, 2021
Contracted, not yet Fee-Paying AUM	$6,545	$7,683
AUM	$71,338	$72,130

FPAUM decreased $0.8 billion, or 1%, to $57.9 billion during the three months ended March 31, 2022 primarily due to a $1.4 billion decrease in market value, and $0.6 billion and $0.4 billion of distributions and withdrawals, respectively, partially offset by $1.7 billion of contributions.
•Private markets strategies FPAUM increased $0.8 billion, or 2%, to $33.8 billion during the three months ended March 31, 2022, primarily due to $1.4 billion of contributions, partially offset by $0.5 billion of distributions.
•Absolute return strategies FPAUM decreased $1.6 billion, or 6%, to $24.0 billion during the three months ended March 31, 2022, primarily due to a $1.3 billion decrease in market value and $0.4 billion of withdrawals, partially offset by $0.3 billion of contributions.
Contracted, not yet fee-paying AUM decreased $1.1 billion, or 15%, to $6.5 billion during the three months ended March 31, 2022 primarily due to contracted, not yet fee-paying AUM that became fee-paying AUM during the period.
AUM decreased $0.8 billion, or 1%, to $71.3 billion during the three months ended March 31, 2022, primarily driven by changes in FPAUM and contracted, not yet Fee-Paying AUM, as well as mark to market changes that did not impact FPAUM.
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

Summary of Non-GAAP Financial Measures

	Three Months Ended March 31,
	2022	2021
	(in thousands, unaudited)
Revenues
Private markets strategies	$46,841	$40,373
Absolute return strategies	42,711	39,892
Management fees, net (1)	89,552	80,265
Administrative fees and other operating income	1,026	2,380
Fee-Related Revenue	90,578	82,645
Less:
Cash-based employee compensation and benefits, net (2)	(40,863)	(41,192)
General, administrative and other, net (1,3)	(18,004)	(16,260)
Fee-Related Earnings	31,711	25,193
Incentive fees:
Performance fees	1,001	6,113
Carried interest	10,991	12,101
Incentive fee related compensation and NCI:
Cash-based incentive fee related compensation	(1,594)	(1,833)
Carried interest compensation, net (4)	(6,191)	(7,503)
Carried interest attributable to noncontrolling interests	(1,815)	(4,430)
Realized investment income, net of amount attributable to noncontrolling interests in subsidiaries (5)	2,664	—
Interest income	3	7
Other (income) expense	(2)	51
Depreciation	399	473
Adjusted EBITDA	37,167	30,172
Depreciation	(399)	(473)
Interest expense	(5,284)	(4,491)
Adjusted Pre-Tax Income	31,484	25,208
Adjusted income taxes (6)	(7,714)	(6,302)
Adjusted Net Income	$23,770	$18,906
____________
(1)    Excludes fund reimbursement revenue of $2.6 million and $2.4 million for the three months ended March 31, 2022 and 2021, respectively.
(2)    Excludes severance expense of $0.5 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively.
(3)    Excludes amortization of intangibles of $0.6 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively. Also excludes corporate transaction related costs of $0.1 million and $5.3 million for the three months ended March 31, 2022 and 2021, respectively, and a de minimis amount of non-core expenses for the three months ended March 31, 2022 and 2021, respectively.
(4)    Excludes the impact of non-cash carried interest expense of $0.3 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively.
(5)    Investment income or loss is generally realized when the Company redeems all or a portion of its investment or when the Company receives or is due cash, such as a from dividends or distributions. Amounts were de minimis for periods prior to the Mosaic repurchase on July 2, 2021.
(6)    Represents corporate income taxes at a blended statutory rate of 24.5% and 25.0% applied to Adjusted Pre-Tax Income for the three months ended March 31, 2022 and 2021, respectively. The 24.5% and 25.0% are based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 3.5% and 4.0%, respectively.

Net Incentive Fees Attributable to GCM Grosvenor
Net incentive fees are used to highlight fees earned from incentive fees that are attributable to GCM Grosvenor. Net incentive fees represent incentive fees excluding (a) incentive fees contractually owed to others and (b) cash-based incentive fee related compensation.
The following table shows reconciliations of incentive fees to net incentive fees attributable to GCM Grosvenor for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands, unaudited)
Incentive fees:
Performance fees	$1,001	$6,113
Carried interest	10,991	12,101
Less incentive fees contractually owed to others:
Cash carried interest compensation	(5,855)	(6,860)
Non-cash carried interest compensation	(336)	(643)
Carried interest attributable to redeemable noncontrolling interest holder	—	(1,905)
Carried interest attributable to other noncontrolling interest holders, net	(1,815)	(2,525)
Firm share of incentive fees(1)	3,986	6,281
Less: Cash-based incentive fee related compensation	(1,594)	(1,833)
Net Incentive Fees Attributable to GCM Grosvenor	$2,392	$4,448
(1) Firm share represents incentive fees net of contractual obligations but before discretionary cash based incentive compensation.
Adjusted Pre-Tax Income, Adjusted Net Income and Adjusted EBITDA
Adjusted Pre-Tax Income, Adjusted Net Income and Adjusted EBITDA are non-GAAP measures used to evaluate our profitability.
Adjusted Pre-Tax Income represents net income attributable to GCM Grosvenor Inc. including (a) net income (loss) attributable to GCMH, excluding (b) provision for income taxes, (c) changes in fair value of derivatives and warrant liabilities, (d) amortization expense, (e) partnership interest-based and non-cash compensation, (f) equity-based compensation, (g) unrealized investment income, (h) changes in TRA liability and (i) certain other items that we believe are not indicative of our core performance, including charges related to corporate transactions and employee severance. We believe Adjusted Pre-Tax Income is useful to investors because it provides additional insight into the operating profitability of our business.
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
The following table shows reconciliations of net income attributable to GCM Grosvenor Inc. and Adjusted Pre-Tax Income, Adjusted Net Income and Adjusted EBITDA for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands, unaudited)
Adjusted Pre-Tax Income & Adjusted Net Income
Net income attributable to GCM Grosvenor Inc.	$4,726	$2,547
Plus:
Net income attributable to noncontrolling interests in GCMH	13,669	703
Provision (benefit) for income taxes	2,333	(663)
Change in fair value of derivatives	—	(1,934)
Change in fair value of warrant liabilities	(2,022)	(14,057)
Amortization expense	579	583
Severance	513	588
Transaction expenses (1)	79	5,300
Loss on extinguishment of debt	—	675
Changes in TRA liability and other	127	8
Partnership interest-based compensation	7,115	4,903
Equity-based compensation	9,881	27,036
Other non-cash compensation	84	941
Less:
Unrealized investment income, net of noncontrolling interests	(5,264)	(779)
Non-cash carried interest compensation	(336)	(643)
Adjusted Pre-Tax Income	31,484	25,208
Less:
Adjusted income taxes (2)	(7,714)	(6,302)
Adjusted Net Income	$23,770	$18,906

Adjusted EBITDA
Adjusted Net Income	$23,770	$18,906
Plus:
Adjusted income taxes (2)	7,714	6,302
Depreciation expense	399	473
Interest expense	5,284	4,491
Adjusted EBITDA	$37,167	$30,172
____________

(1)    Represents 2021 expenses related to a debt offering, other contemplated corporate transactions, and other public company transition expenses and 2022 expenses related to contemplated corporate transactions.
(2)    Represents corporate income taxes at a blended statutory rate of 24.5% and 25.0% applied to Adjusted Pre-Tax Income for the three months ended March 31, 2022 and 2021, respectively. The 24.5% and 25.0% are based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 3.5% and 4.0%, respectively.
Adjusted Net Income Per Share
The following table shows a reconciliation of diluted weighted-average shares of Class A common stock outstanding to adjusted shares outstanding used in the computation of adjusted net income per share for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
$000, except per share amounts	2022	2021
	(in thousands, except share and per share amounts; unaudited)
Adjusted Net Income Per Share
Adjusted Net Income	$23,770	$18,906

Weighted-average shares of Class A common stock outstanding - basic	44,593,746	42,084,366
Exercise of private warrants - incremental shares under the treasury stock method	—	307,858
Exercise of public warrants - incremental shares under the treasury stock method	—	2,244,583
Exchange of partnership units	144,235,246	144,235,246
Assumed vesting of RSUs - incremental shares under the treasury stock method	837,061	—
Weighted-average shares of Class A common stock outstanding - diluted	189,666,053	188,872,053

Adjusted shares - diluted[1]	189,666,053	188,872,053

Adjusted Net Income Per Share - Diluted	$0.13	$0.10
____________

(1)    There were no adjustments to diluted weighted-average shares of Class A common stock outstanding to arrive at diluted adjusted shares for the periods presented.
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
The following table shows reconciliations of Adjusted EBITDA to Fee-Related Earnings for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands, unaudited)
Adjusted EBITDA	$37,167	$30,172
Less:
Incentive fees	(11,992)	(18,214)
Depreciation expense	(399)	(473)
Other non-operating income	(1)	(58)
Realized investment income, net of amount attributable to noncontrolling interests in subsidiaries (1)	(2,664)	—
Plus:
Incentive fee-related compensation	7,785	9,336
Carried interest attributable to redeemable noncontrolling interest holder	—	1,905
Carried interest attributable to other noncontrolling interest holders, net	1,815	2,525
Fee-Related Earnings	$31,711	$25,193
____________
(1)    Amounts were de minimis for periods prior to the Mosaic repurchase on July 2, 2021.

Liquidity and Capital Resources
We have historically financed our operations and working capital through net cash provided by operating activities and borrowings under our Term Loan Facility and Revolving Credit Facility (each as defined below). As of March 31, 2022, we had $76.5 million of cash and cash equivalents and available borrowing capacity of $48.2 million under our Revolving Credit Facility. Our primary cash needs are to fund working capital requirements, invest in growing our business, make investments in GCM Funds, make scheduled principal payments and interest payments on our outstanding indebtedness, pay dividends to holders of our Class A common stock, and pay tax distributions to members. Additionally, as a result of the Transaction, we need cash to make payments under the Tax Receivable Agreement. We expect that our cash flow from operations, current cash and cash equivalents and available borrowing capacity under our Revolving Credit Facility will be sufficient to fund our operations and planned capital expenditures and to service our debt obligations for the next twelve months.
We are required to maintain minimum net capital balances for regulatory purposes for our Japan, Hong Kong, United Kingdom and U.S. broker-dealer subsidiaries. These net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of March 31, 2022 we are in compliance with these regulatory requirements.
Cash Flows

	Three Months Ended March 31,
	2022	2021
	(in thousands, unaudited)
Net cash provided by operating activities	$40,443	$15,791
Net cash used in investing activities	(3,792)	(3,999)
Net cash used in financing activities	(55,500)	(53,004)
Effect of exchange rate changes on cash	(826)	(661)
Net decrease in cash and cash equivalents	$(19,675)	$(41,873)
Net Cash Provided by Operating Activities
Net cash provided by operating activities was primarily driven by our net income in the respective periods after adjusting for significant non-cash activities, including depreciation and amortization expense, equity-based compensation, non-cash partnership interest-based compensation, the change in fair value of derivatives and warrant liabilities and the change in equity value of our investments, in addition to proceeds received from return on investments, the payment of bonus compensation and receipt of incentive fees.
Net cash provided by operating activities was $40.4 million and $15.8 million for the three months ended March 31, 2022 and 2021, respectively. These operating cash flows were primarily driven by:
•net income of $23.2 million and $19.9 million for the three months ended March 31, 2022 and 2021, respectively, adjusted for $6.5 million and $8.6 million of non-cash activities, respectively, as well as changes in working capital; and
•proceeds received from investments of $8.0 million and $3.9 million for the three months ended March 31, 2022 and 2021, respectively.
Net Cash Used in Investing Activities
Net cash used in investing activities was $(3.8) million and $(4.0) million for the three months ended March 31, 2022 and 2021, respectively. These investing cash flows were primarily driven by:
•contributions/subscriptions to investments of $(6.7) million and $(8.2) million during the three months ended March 31, 2022 and 2021, respectively; partially offset by
•proceeds received from investments of $3.2 million and $2.9 million during the three months ended March 31, 2022 and 2021, respectively.

Net Cash Used in Financing Activities
Net cash used in financing activities was $(55.5) million and $(53.0) million for the three months ended March 31, 2022 and 2021, respectively. These financing cash flows were primarily driven by:
•capital contributions received from noncontrolling interest holders of $0.2 million and $1.1 million during the three months ended March 31, 2022 and 2021, respectively;
•capital distributions paid to partners and member of $(36.4) million and $(11.7) million during the three months ended March 31, 2022 and 2021, respectively;
•capital distributions paid to noncontrolling interest holders of $(10.2) million and $(13.3) million during the three months ended March 31, 2022 and 2021, respectively;
•principal payments on the Term Loan Facility of $(1.0) million and $(50.3) million during the three months ended March 31, 2022 and 2021, respectively;
•payments to repurchase Class A common stock of $(2.4) million during the three months ended March 31, 2022;
•proceeds from exercise of warrants of $24.5 million during the three months ended March 31, 2021;
•the repurchase of warrants of $(0.6) million during the three months ended March 31, 2022;
•the settlement of equity-based compensation to satisfy withholding tax requirements of $(0.6) million during the three months ended March 31, 2022; and
•dividends paid of $(4.4) million and $(2.5) million during the three months ended March 31, 2022 and 2021, respectively.
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
On June 23, 2021, the Company further amended its Term Loan Facility to increase the aggregate principal amount from $290.0 million to $400.0 million. As of March 31, 2022, GCMH had borrowings of $396.0 million outstanding under the Term Loan Facility and no outstanding balance under the Revolving Credit Facility.
See Note 12 of our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of our outstanding indebtedness.
Dividend Policy
We are a holding company with no material assets other than our indirect ownership of equity interests in GCMH and certain deferred tax assets. As such, we do not have any independent means of generating revenue. However, management of GCM Grosvenor expects to cause GCMH to make distributions to its members, including us, in an amount at least sufficient to allow us to pay all applicable taxes, to make payments under the Tax Receivable Agreement, and to pay our corporate and other overhead expenses. On May 5, 2022, we declared a quarterly dividend of $0.10 per share of Class A common stock to record holders as of the close of business on June 1, 2022. The payment date will be June 15, 2022. The payment of cash dividends on shares of our Class A common stock in the future, in this amount or otherwise, will be within the discretion of our Board of Directors at such time.

Stock Repurchase Plan
On August 6, 2021, our Board of Directors authorized a stock repurchase plan of up to an aggregate of $25.0 million, excluding fees and expenses, which may be used to repurchase the company’s outstanding Class A common stock and warrants to purchase Class A common stock, as well as to reduce Class A shares to be issued to employees to satisfy associated tax obligations in connection with the settlement of equity-based awards granted under our 2020 Incentive Award Plan (and any successor equity plan thereto). Our Class A common stock and warrants may be repurchased from time to time in open market transactions, in privately negotiated transactions, pursuant to the requirements of Rule 10b5-1 and Rule 10b-18 of the Exchange Act, or otherwise, with the terms and conditions of these repurchases depending on legal requirements, price, market and economic conditions and other factors. We are not obligated under the terms of the program to repurchase any of our Class A common stock or warrants, the program has no expiration date and we may suspend or terminate the program at any time without prior notice. Any shares of Class A common stock and any warrants repurchased as part of this program will be canceled.
For the three months ended March 31, 2022, we spent $0.6 million to reduce Class A shares to be issued to employees to satisfy tax obligations in connection with the settlement of RSUs, $0.6 million to repurchase the Company’s outstanding warrants to purchase Class A common stock and $2.4 million to repurchase shares of Class A common stock. On February 10, 2022, our Board of Directors increased the existing repurchase authorization for shares and warrants by $20.0 million, from $25.0 million to $45.0 million. As of March 31, 2022, $32.2 million remained available under our stock repurchase plan. On May 5, 2022, our Board of Directors further increased the repurchase authorization for shares and warrants by $20 million, from $45 million as of February 10, 2022 to $65 million.
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
Tax Receivable Agreement
Exchanges of Grosvenor common units by limited partners of GCMH will result in increases in the tax basis in our share of the assets of GCMH and its subsidiaries that otherwise would not have been available. These increases in tax basis are expected to increase our depreciation and amortization deductions and create other tax benefits, and therefore may reduce the amount of tax that we would otherwise be required to pay in the future. The Tax Receivable Agreement requires us to pay 85% of the amount of these and certain other tax benefits, if any, that we realize (or are deemed to realize in certain circumstances) to the TRA Parties. As of March 31, 2022, the amount payable to related parties pursuant to the tax receivable agreement was $59.4 million.
Contractual Obligations, Commitments and Contingencies
There have been no material changes outside of the ordinary course of business in our contractual obligations, commitments and contingencies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
For a more complete discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our Condensed Consolidated Financial Statements, please refer to Note 2 in the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
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
There have been no material changes in our market risks during the three months ended March 31, 2022. For additional information, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors since our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table represents our purchases of common stock and warrants during the three months ended March 31, 2022 for the periods indicated:

	Total Number of Warrants/Shares Purchased[1]		Average Price Paid Per Warrant	Average Price Paid Per Share	Total Number of Warrants Purchased as Part of Publicly Announced Plans or Programs	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs[2]
	Warrants	Common Stock
January 1-31, 2022	—	—	$—	—	681,800	78,730	$15,906,861
February 1-28, 2022	114,867	52,963	$1.36	$10.26	796,667	131,693	$35,207,765
March 1-31, 2022	337,814	185,269	$1.44	$10.25	1,134,481	316,962	$32,229,623
Total	452,681	238,232			1,134,481	316,962
(1)Excludes 61,012 shares of Class A common stock equivalents purchased for $0.6 million that we are deemed to have repurchased in conjunction with the payment of tax liabilities in respect of stock delivered to our employees in settlement of vested RSUs.
(2)On August 6, 2021, our Board of Directors authorized a stock repurchase plan (the “Repurchase Plan”) of up to an aggregate of $25.0 million, excluding fees and expenses, which may be used to repurchase shares of our outstanding Class A common stock and warrants to purchase shares of our Class A common stock, as well as to satisfy associated tax obligations in connection with the settlement of equity-based awards granted under our 2020 Incentive Award Plan (and any successor equity plan thereto). On February 10, 2022, the aggregate amount authorized under the Repurchase Plan was increased to $45.0 million. The dollar value of shares that may yet be repurchased includes the deemed repurchases of common stock equivalents discussed in note (1) above. On May 5, 2022, the Company’s Board of Directors increased its Repurchase Plan authorization by $20 million, from $45 million as authorized on February 10, 2022 to $65 million.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

2.1†	Transaction Agreement, dated as of August 2, 2020, by and among CF Finance Acquisition Corp., CF Finance Intermediate Acquisition, LLC, CF Finance Holdings, LLC, Grosvenor Holdings, L.L.C., GCM Grosvenor Holdings, LLC, Grosvenor Capital Management Holdings, LLLP, GCM Grosvenor Management, LLC, Grosvenor Holdings II, L.L.C., GCMH GP, L.L.C., GCM V, LLC, and GCM Grosvenor Inc.	8-K/A	001-38759	2.1	08/04/20
3.1	Amended and Restated Certificate of Incorporation of GCM Grosvenor Inc.	8-K	001-39716	3.1	11/20/20
3.2	Amended and Restated Bylaws of GCM Grosvenor Inc.	8-K	001-39716	3.2	11/20/20
4.1	Warrant Agreement, dated December 12, 2018, between Continental Stock Transfer & Trust Company and CF Finance Acquisition Corp.	8-K	001-38759	4.1	12/17/18
31.1	Chief Executive Officer Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002					*
31.2	Chief Financial Officer Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002					*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					**
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					**
10.1#	Form of Employee Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement pursuant to GCM Grosvenor Inc. 2020 Incentive Award Plan					*
10.2#	Form of Non-Employee Director Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement pursuant to GCM Grosvenor Inc. 2020 Incentive Award Plan					*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

GCM GROSVENOR INC.
Date: May 10, 2022	By:	/s/ Michael J. Sacks
Michael J. Sacks
Chief Executive Officer
(Principal Executive Officer)

GCM GROSVENOR INC.
Date: May 10, 2022	By:	/s/ Pamela L. Bentley
Pamela L. Bentley
Chief Financial Officer
(Principal Financial Officer)