Form 10-Q
period 2022-06-30
GCM Grosvenor Inc.
filed 2022-08-09
CIK 1819796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 5, 2022, there were 42,045,286 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding and 144,235,246 shares of the registrant’s Class C common stock, par value $0.0001 per share, outstanding.

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
•“Transaction Agreement” are to the definitive transaction agreement, dated as of August 2, 2020, by and among CFAC, IntermediateCo, CF Finance Holdings, LLC, a Delaware limited liability company, GCMH, the GCMH Equityholders, GCMH GP, L.L.C., GCM V and us; and
•“TRA Parties” are to the GCMH LLLP Equityholders, and their successors and assigns with respect to the Tax Receivable Agreement (“TRA”).

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including, but not limited to, statements regarding our future results of operations or financial condition; business strategy and plans; market opportunity; and expectations regarding the impact of COVID-19 and global economic conditions may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth and our objectives for future operations.

The forward-looking statements in this Quarterly Report on Form 10-Q are only current expectations and predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the historical performance of GCM Grosvenor’s funds may not be indicative of GCM Grosvenor’s future results; risks related to redemptions and termination of engagements; the effect of the COVID-19 pandemic on GCM Grosvenor’s business; the variable nature of GCM Grosvenor’s revenues; competition in GCM Grosvenor’s industry; effects of government regulation or compliance failures; market, geopolitical and economic conditions, including rising inflation and interest rates; the potential or actual outbreak of war or other hostilities, such as Russia’s invasion of Ukraine in February 2022; identification and availability of suitable investment opportunities; risks related to the performance of GCM Grosvenor’s investments; and the other important factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and other filings with the Securities and Exchange Commission. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GCM Grosvenor Inc.
Condensed Consolidated Statements of Financial Condition
(In thousands, except share and per share amounts)

	As of
	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and cash equivalents	$78,483	$96,185
Management fees receivable	18,291	21,693
Incentive fees receivable	11,936	91,601
Due from related parties	10,634	11,777
Investments	222,957	226,345
Premises and equipment, net	5,266	5,411
Lease right-of-use assets	13,873	—
Intangible assets, net	5,098	6,256
Goodwill	28,959	28,959
Deferred tax assets, net	65,625	68,542
Other assets	46,687	24,855
Total assets	507,809	581,624
Liabilities and Equity (Deficit)
Accrued compensation and benefits	26,003	98,132
Employee related obligations	31,516	30,397
Debt	389,068	390,516
Payable to related parties pursuant to the tax receivable agreement	59,313	59,366
Lease liabilities	17,726	—
Warrant liabilities	6,749	30,981
Accrued expenses and other liabilities	22,386	28,033
Total liabilities	552,761	637,425
Commitments and contingencies (Note 14)

Preferred stock, $0.0001 par value, 100,000,000 shares authorized, none issued	—	—
Class A common stock, $0.0001 par value, 700,000,000 authorized; 42,530,342 and 43,964,090 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	4	4
Class B common stock, $0.0001 par value, 500,000,000 authorized, none issued	—	—
Class C common stock, $0.0001 par value, 300,000,000 authorized; 144,235,246 issued and outstanding as of June 30, 2022 and December 31, 2021	14	14
Additional paid-in capital	1,775	1,501
Accumulated other comprehensive income (loss)	2,984	(1,007)
Retained earnings	(22,400)	(26,222)
Total GCM Grosvenor Inc. deficit	(17,623)	(25,710)
Noncontrolling interests in subsidiaries	82,938	96,687
Noncontrolling interests in GCMH	(110,267)	(126,778)
Total deficit	(44,952)	(55,801)
Total liabilities and equity (deficit)	$507,809	$581,624

See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues
Management fees	$92,830	$85,594	$184,940	$168,219
Incentive fees	10,505	32,227	22,497	50,441
Other operating income	1,025	1,882	2,051	4,262
Total operating revenues	104,360	119,703	209,488	222,922
Expenses
Employee compensation and benefits	61,429	75,834	127,334	159,187
General, administrative and other	23,093	21,651	44,351	46,183
Total operating expenses	84,522	97,485	171,685	205,370
Operating income	19,838	22,218	37,803	17,552
Investment income (loss)	(1,197)	13,459	9,663	26,507
Interest expense	(5,591)	(4,563)	(10,875)	(9,054)
Other income (expense)	—	(261)	1	1,056
Change in fair value of warrant liabilities	19,640	(6,738)	21,662	7,319
Net other income	12,852	1,897	20,451	25,828
Income before income taxes	32,690	24,115	58,254	43,380
Provision for income taxes	2,011	2,204	4,344	1,541
Net income	30,679	21,911	53,910	41,839
Less: Net income attributable to redeemable noncontrolling interest	—	11,738	—	19,827
Less: Net income attributable to noncontrolling interests in subsidiaries	844	11,708	5,680	20,297
Less: Net income (loss) attributable to noncontrolling interests in GCMH	22,230	(2,191)	35,899	(1,488)
Net income attributable to GCM Grosvenor Inc.	$7,605	$656	$12,331	$3,203

Earnings (loss) per share of Class A common stock:
Basic	$0.17	$0.01	$0.27	$0.07
Diluted	$0.13	$(0.02)	$0.21	$(0.04)
Weighted average shares of Class A common stock outstanding:
Basic	45,118,448	44,563,266	44,857,546	43,330,664
Diluted	189,354,138	188,798,512	189,511,545	189,128,826
See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$30,679	$21,911	$53,910	$41,839
Other comprehensive income (loss):
Net change in cash flow hedges	8,180	(2,335)	26,514	1,344
Foreign currency translation adjustment	(1,594)	(3)	(2,359)	(618)
Total other comprehensive income (loss)	6,586	(2,338)	24,155	726
Comprehensive income before noncontrolling interests	37,265	19,573	78,065	42,565
Less: Comprehensive income attributable to redeemable noncontrolling interest	—	11,738	—	19,827
Less: Comprehensive income attributable to noncontrolling interests in subsidiaries	844	11,708	5,680	20,297
Less: Comprehensive income (loss) attributable to noncontrolling interests in GCMH	27,290	(3,996)	54,430	(921)
Comprehensive income attributable to GCM Grosvenor Inc.	$9,131	$123	$17,955	$3,362
See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Equity (Deficit)
(Unaudited)
(In thousands)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Noncontrolling Interests in GCMH	Total Equity (Deficit)
Balance at March 31, 2022	$4	$14	$2,859	$(26,093)	$3,014	$91,491	$(124,590)	$(53,301)

Capital contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	777	—	777
Capital distributions paid to noncontrolling interests	—	—	—	—	—	(10,174)	—	(10,174)
Repurchase of Class A common stock	—	—	(2,308)	—	—	—	(7,709)	(10,017)
Partners’ distributions	—	—	—	—	—	—	(15,738)	(15,738)
Deemed contributions	—	—	—	—	—	—	7,027	7,027
Net change in cash flow hedges	—	—	—	—	1,894	—	6,286	8,180
Translation adjustment	—	—	—	—	(368)	—	(1,226)	(1,594)
Equity-based compensation	—	—	1,271	—	—	—	4,238	5,509
Declared dividends	—	—	—	(4,697)	—	—	—	(4,697)
Deferred tax and other tax adjustments	—	—	(47)	—	(1,556)	—	—	(1,603)
Equity reallocation between controlling and non-controlling interests	—	—	—	785	—	—	(785)	—
Net income	—	—	—	7,605	—	844	22,230	30,679
Balance at June 30, 2022	$4	$14	$1,775	$(22,400)	$2,984	$82,938	$(110,267)	$(44,952)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Noncontrolling Interests in GCMH	Total Equity (Deficit)
Balance at December 31, 2021	$4	$14	$1,501	$(26,222)	$(1,007)	$96,687	$(126,778)	$(55,801)

Capital contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	964	—	964
Capital distributions paid to noncontrolling interests	—	—	—	—	—	(20,393)	—	(20,393)
Repurchase of Class A common stock	—	—	(2,877)	—	—	—	(9,581)	(12,458)
Settlement of equity-based compensation in satisfaction of withholding tax requirements	—	—	(138)	—	—	—	(454)	(592)
Partners’ distributions	—	—	—	—	—	—	(52,139)	(52,139)
Deemed contributions	—	—	—	—	—	—	14,142	14,142
Net change in cash flow hedges	—	—	—	—	6,170	—	20,344	26,514
Translation adjustment	—	—	—	—	(546)	—	(1,813)	(2,359)
Equity-based compensation	—	—	3,345	—	—	—	11,062	14,407
Declared dividends	—	—	—	(9,458)	—	—	—	(9,458)
Deferred tax and other tax adjustments	—	—	(56)	—	(1,633)	—	—	(1,689)
Equity reallocation between controlling and non-controlling interests	—	—	—	949	—	—	(949)	—
Net income	—	—	—	12,331	—	5,680	35,899	53,910
Balance at June 30, 2022	$4	$14	$1,775	$(22,400)	$2,984	$82,938	$(110,267)	$(44,952)

See accompanying notes to Condensed Consolidated Financial Statements.

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Noncontrolling Interests in GCMH	Total Equity (Deficit)	Redeemable Noncontrolling Interest
Balance at March 31, 2021	$4	$14	$13,920	$(33,833)	$(1,570)	$96,158	$(111,897)	$(37,204)	$117,460

Capital contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	975	—	975	11
Capital distributions paid to noncontrolling interests	—	—	—	—	—	(10,134)	—	(10,134)	—
Capital distributions paid to redeemable noncontrolling interest	—	—	—	—	—	—	—	—	(3,286)
Partners’ distributions	—	—	—	—	—	—	(27,016)	(27,016)	—
Deemed contributions	—	—	—	—	—	—	10,026	10,026	—
Net change in cash flow hedges	—	—	—	—	(533)	—	(1,802)	(2,335)	—
Translation adjustment	—	—	—	—	—	—	(3)	(3)	—
Equity-based compensation	—	—	1,286	—	—	—	4,351	5,637	—
Declared dividends	—	—	—	(8)	—	—	—	(8)	—
Deferred tax and other tax adjustments	—	—	177	—	(106)	—	—	71	—
Net income (loss)	—	—	—	656	—	11,708	(2,191)	10,173	11,738
Balance at June 30, 2021	$4	$14	$15,383	$(33,185)	$(2,209)	$98,707	$(128,532)	$(49,818)	$125,923

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Noncontrolling Interests in GCMH	Total Equity (Deficit)	Redeemable Noncontrolling Interest
Balance at December 31, 2020	$4	$14	$2,705	$(29,832)	$(2,233)	$94,013	$(146,861)	$(82,190)	$115,121

Capital contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	2,058	—	2,058	11
Capital distributions paid to noncontrolling interests	—	—	—	—	—	(17,661)	—	(17,661)	—
Capital distributions paid to redeemable noncontrolling interest	—	—	—	—	—	—	—	—	(9,036)
Issuance of Class A common stock due to exercised warrants	—	—	5,252	—	—	—	18,064	23,316	—
Partners’ distributions	—	—	—	—	—	—	(38,703)	(38,703)	—
Deemed contributions	—	—	—	—	—	—	14,929	14,929	—
Net change in cash flow hedges	—	—	—	—	298	—	1,046	1,344	—
Translation adjustment	—	—	—	—	(139)	—	(479)	(618)	—
Equity-based compensation	—	—	7,309	—	—	—	24,960	32,269	—
Declared dividends	—	—	—	(6,556)	—	—	—	(6,556)	—
Deferred tax and other tax adjustments	—	—	117	—	(135)	—	—	(18)	—
Net income (loss)	—	—	—	3,203	—	20,297	(1,488)	22,012	19,827
Balance at June 30, 2021	$4	$14	$15,383	$(33,185)	$(2,209)	$98,707	$(128,532)	$(49,818)	$125,923

See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$53,910	$41,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,952	2,046
Equity-based compensation	14,407	32,269
Deferred taxes	1,304	1,272
Other non-cash compensation	836	1,624
Partnership interest-based compensation	14,142	14,929
Amortization of debt issuance costs	552	461
Amortization of terminated swap	2,697	1,892
Loss on extinguishment of debt	—	675
Change in fair value of derivatives	—	212
Change in fair value of warrant liabilities	(21,662)	(7,319)
Amortization of deferred rent	26	(790)
Proceeds received from investments	17,166	10,145
Non-cash investment (income) loss, net	(9,663)	(26,507)
Other	(73)	34
Change in assets and liabilities:
Management fees receivable	3,230	(2,190)
Incentive fees receivable	79,665	29,727
Due from related parties	1,143	642
Lease right-of-use assets and lease liabilities, net	(843)	—
Other assets	926	22,905
Accrued compensation and benefits	(71,987)	(31,603)
Employee related obligations	(188)	41
Accrued expenses and other liabilities	(108)	(28,323)
Net cash provided by operating activities	87,432	63,981
Cash flows from investing activities
Purchases of premises and equipment	(674)	(230)
Proceeds from assignment of aircraft share interest	—	1,337
Contributions/subscriptions to investments	(14,615)	(14,511)
Distributions from investments	10,500	6,594
Net cash used in investing activities	(4,789)	(6,810)
Cash flows from financing activities
Capital contributions received from noncontrolling interests	964	2,069
Capital distributions paid to partners and member	(52,139)	(38,703)
Capital distributions paid to noncontrolling interests	(20,393)	(26,697)
Proceeds from senior loan issuance	—	110,000
Principal payments on senior loan	(2,000)	(50,984)
Debt issuance costs	—	(3,080)
Payments to repurchase Class A common stock	(12,458)	—
Proceeds from exercise of warrants	—	24,468
Payments to repurchase warrants	(2,569)	—
Settlement of equity-based compensation in satisfaction of withholding tax requirements	(592)	—
Dividends paid	(8,715)	(5,888)
Net cash provided by (used in) financing activities	(97,902)	11,185
Effect of exchange rate changes on cash	(2,443)	(672)
Net increase (decrease) in cash and cash equivalents	$(17,702)	$67,684
Cash and cash equivalents
Beginning of period	96,185	198,146
End of period	$78,483	$265,830
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$7,323	$6,374
Cash paid during the period for income taxes	$5,334	$4,854
Supplemental disclosure of non-cash information from financing activities
Deemed contributions from GCMH Equityholders	$14,142	$14,929
Establishment of deferred tax assets, net related to tax receivable agreement and the Transaction	$(56)	$117
Dividends declared but not paid	$1,716	$666
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
GCMG was incorporated on July 27, 2020 under the laws of the State of Delaware for the purpose of consummating the Transaction and merging with CF Finance Acquisition Corp. (“CFAC”), which was incorporated on July 9, 2014 under the laws of the State of Delaware. GCMG owns all of the equity interests of GCM Grosvenor Holdings, LLC (“IntermediateCo”), formerly known as CF Finance Intermediate Acquisition, LLC until November 18, 2020, which is the general partner of GCMH subsequent to the Transaction. GCMG’s ownership (through IntermediateCo) of GCMH as of June 30, 2022 and December 31, 2021 was approximately 22.8% and 23.4%, respectively.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all necessary adjustments (which consists of only normal recurring items) have been made to fairly present the Condensed Consolidated Financial Statements for the interim periods presented. Results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”).
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
Investments
Investments primarily consist of investments in GCM Funds and other funds the Company does not control, but is deemed to exert significant influence, and are generally accounted for using the equity method of accounting. Under the equity method of accounting, the Company records its share of the underlying income or loss of such entities, which reflects the net asset value of such investments. Management believes the net asset value of the funds is representative of fair value. The resulting gains and losses are included as investment income (loss) in the Condensed Consolidated Statements of Income.
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
Recently Issued Accounting Standards
Recently Issued Accounting Standards – Adopted in Current Fiscal Year
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

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

4. Revenue
For the three and six months ended June 30, 2022 and 2021, management fees and incentive fees consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Management fees	2022	2021	2022	2021
Management fees, net	$90,517	$83,040	$180,069	$163,305
Fund expense reimbursement revenue	2,313	2,554	4,871	4,914
Total management fees	$92,830	$85,594	$184,940	$168,219

	Three Months Ended June 30,		Six Months Ended June 30,
Incentive fees	2022	2021	2022	2021
Performance fees	$317	$2,891	$1,318	$9,004
Carried interest	10,188	29,336	21,179	41,437
Total incentive fees	$10,505	$32,227	$22,497	$50,441
The Company recognized revenues of less than $0.1 million and $0.4 million during the three and six months ended June 30, 2022, respectively, compared with $0.7 million and $1.7 million during the three and six months ended June 30, 2021, respectively, that were previously received and deferred at the beginning of the respective periods.
5. Investments
Investments consist of the following:

	As of
	June 30, 2022	December 31, 2021
Equity method investments	$211,835	$214,153
Other investments	11,122	12,192
Total investments	$222,957	$226,345
As of June 30, 2022 and December 31, 2021, the Company held investments of $223.0 million and $226.3 million, respectively, of which $75.9 million and $88.0 million were owned by noncontrolling interest holders, respectively. Future net income (loss) and cash flow from investments held by noncontrolling interest holders will not be attributable to the Company.
See Note 6 for fair value disclosures of certain investments held within other investments.
6. Fair Value Measurements
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis and level of inputs used for such measurements as of June 30, 2022 and December 31, 2021:

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

	Fair Value as of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$19,222	$—	$—	$19,222
Interest rate derivatives	—	26,513	—	26,513
Other investments	—	—	9,956	9,956
Total assets	$19,222	$26,513	$9,956	$55,691

Liabilities
Public warrants	$6,341	$—	$—	$6,341
Private warrants	—	—	408	408
Total liabilities	$6,341	$—	$408	$6,749

	Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$27,209	$—	$—	$27,209
Interest rate derivatives	—	2,695	—	2,695
Other investments	—	—	11,010	11,010
Total assets	$27,209	$2,695	$11,010	$40,914

Liabilities
Public warrants	$29,397	$—	$—	$29,397
Private warrants	—	—	1,584	1,584
Total liabilities	$29,397	$—	$1,584	$30,981
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
Other Investments
Investments in the subordinated notes of a structured alternatives investment solution are not publicly traded and are classified as Level 3. Management determines the fair value of these other investments using a discounted cash flow analysis (“Cash Flow Analysis”). These positions were classified as Level 3 as of June 30, 2022 and December 31, 2021 because of the use of significant unobservable inputs in the Cash Flow Analysis as follows:

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

	June 30, 2022		December 31, 2021		Impact to Valuation from an Increase in Input[2]
Significant Unobservable Inputs[1]	Range	Weighted Average	Range	Weighted Average
Discount rate[3]	25.0% – 26.5%	25.8%	25.0%	N/A	Decrease
Expected term (years)	10 – 15	N/A	10 – 15	N/A	Decrease
Expected return – liquid assets[4]	3.0% – 7.0%	5.9%	3.0% - 7.0%	4.9%	Increase
Expected total value to paid in capital – private assets[5]	1.20x – 2.60x	1.88x	1.20x – 2.65x	1.90x	Increase
____________
(1)In determining these inputs, management considers the following factors including, but not limited to: liquidity, estimated yield, capital deployment, diversified multi-strategy appreciation, expected net multiple of investment capital across Private Assets investments, annual operating expenses, as well as investment guidelines such as concentration limits, position size, and investment periods.
(2)Unless otherwise noted, this column represents the directional change in fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect.
(3)The discount rate was based on the relevant benchmark rate, spread, and yield migrations on related securitized assets.
(4)Inputs were weighted based on actual and estimated expected return included in the range.
(5)Inputs were weighted based on the actual and estimated commitments to the respective private asset investments included in the range.
The resulting fair value of $10.0 million and $11.0 million was recorded within investments in the Condensed Consolidated Statements of Financial Condition as of June 30, 2022 and December 31, 2021, respectively.
The following table presents changes in Level 3 assets measured at fair value for the three and six months ended June 30, 2022:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Balance at beginning of period	$10,632	$11,010
Change in fair value	(676)	(1,054)
Balance at end of period	$9,956	$9,956
Public Warrants
The public warrants are valued using quoted market prices on the Nasdaq Stock Market LLC under the ticker GCMGW.
Private Warrants
The private warrants were classified as Level 3 as of June 30, 2022 and December 31, 2021 because of the use of significant unobservable inputs in the valuation, however the overall private warrant valuation and change in fair value are not material to the Condensed Consolidated Financial Statements.
The valuations for the private warrants were determined to be $0.45 and $1.76 per unit as of June 30, 2022 and December 31, 2021, respectively. The resulting fair values of $0.4 million and $1.6 million were recorded within warrant liabilities in the Condensed Consolidated Statements of Financial Condition as of June 30, 2022 and December 31, 2021, respectively.
See Note 8 for additional information regarding the warrant activity for the three and six months ended June 30, 2022.
The following table presents changes in Level 3 liabilities measured at fair value for the three and six months ended June 30, 2022 and 2021:

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$(1,512)	$(4,428)	$(1,584)	$(6,372)
Transfer out of Level 3	—	2,952	—	2,952
Change in fair value	1,104	(81)	1,176	1,863
Balance at end of period	$(408)	$(1,557)	$(408)	$(1,557)
7. Equity
The following table shows a rollforward of the common stock outstanding for the three and six months ended June 30, 2022:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Class A common stock	Class B common stock	Class C common stock	Class A common stock	Class B common stock	Class C common stock
Beginning of period	43,741,355	—	144,235,246	43,964,090	—	144,235,246
Exercise of warrants	10	—	—	30	—	—
Net shares delivered for vested RSUs	58,502	—	—	73,979	—	—
Repurchase of Class A Shares	(1,269,525)	—	—	(1,507,757)	—	—
End of period	42,530,342	—	144,235,246	42,530,342	—	144,235,246
As of June 30, 2022, 1,809,523 RSUs were vested, but not yet delivered, and are therefore not yet included in outstanding Class A common stock.
Dividends are reflected in the Condensed Consolidated Statements of Equity (Deficit) when declared by the Board of Directors. The table below summarizes dividends declared to date during 2022:

Declaration Date	Dividend per Common Share	Record Date	Payment Date
February 10, 2022	$0.10	March 1, 2022	March 15, 2022
May 5, 2022	$0.10	June 1, 2022	June 15, 2022
August 8, 2022	$0.10	September 1, 2022	September 15, 2022
Dividend equivalent payments of $1.7 million were accrued for holders of RSUs as of June 30, 2022. Distributions to partners represent distributions made to GCMH Equityholders.
On August 6, 2021, GCMG’s Board of Directors authorized a stock repurchase plan of up to an aggregate of $25.0 million, excluding fees and expenses, which may be used to repurchase shares of the Company’s outstanding Class A common stock and warrants to purchase shares of Class A common stock, as well as to reduce shares of Class A common stock to be issued to employees to satisfy associated tax obligations in connection with the settlement of equity-based awards granted under our 2020 Incentive Award Plan (and any successor equity plan thereto). Class A common stock and warrants may be repurchased from time to time in open market transactions, in privately negotiated transactions, pursuant to the requirements of Rule 10b5-1 and Rule 10b-18 of the Exchange Act, or otherwise, with the terms and conditions of these repurchases depending on legal requirements, price, market and economic conditions and other factors. The Company is not obligated under the terms of the plan to repurchase any of its Class A common stock or warrants, the program has no expiration date and the Company may suspend or terminate the program at any time without prior notice. Any shares of Class A common stock and any warrants repurchased as part of this program will be canceled. On February 10, 2022, GCMG’s Board of Directors increased its stock repurchase authorization for shares and warrants by $20.0 million, from $25.0 million to $45.0 million. On May 5, 2022, GCMG’s Board of Directors further increased its stock repurchase authorization for shares and warrants by $20.0 million, from $45.0 million to $65.0 million.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

In the six months ended June 30, 2022, the Company is deemed to have repurchased 61,012 shares withheld in connection with the payment of tax liabilities on behalf of employees upon the settlement of vested RSUs for $0.6 million, or an average of $9.71 per share. No shares were withheld in the three months ended June 30, 2022. In the three and six months ended June 30, 2022, the Company repurchased 2,360,083 and 2,812,764 public warrants to purchase shares of Class A common stock, respectively, for $1.9 million and $2.6 million, respectively, or an average of $0.82 and $0.91 per warrant, respectively. In the three and six months ended June 30, 2022, the Company repurchased 1,269,525 and 1,507,757 shares of Class A common stock, respectively, for $10.0 million and $12.5 million, respectively, or an average of $7.89 and $8.26 per share, respectively. As of June 30, 2022, the Company had $40.3 million remaining under the stock repurchase plan.
8. Warrants
The following table shows a rollforward of public and private warrants outstanding for the three and six months ended June 30, 2022:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Public Warrants	Private Warrants	Total	Public Warrants	Private Warrants	Total
Outstanding, beginning of period	19,145,063	900,000	20,045,063	19,597,764	900,000	20,497,764
Exercises of warrants	(10)	—	(10)	(30)	—	(30)
Repurchases	(2,360,083)	—	(2,360,083)	(2,812,764)	—	(2,812,764)
Outstanding, end of period	16,784,970	900,000	17,684,970	16,784,970	900,000	17,684,970
Pursuant to the stock repurchase plan described in Note 7, during the three and six months ended June 30, 2022, the Company repurchased 2,360,083 and 2,812,764 public warrants, respectively, for $1.9 million and $2.6 million, respectively, or an average of $0.82 and $0.91 per warrant, respectively.
9. Variable Interest Entities
The Company consolidates certain VIEs in which it is determined that the Company is the primary beneficiary.
The Company holds variable interests in certain entities that are VIEs which are not consolidated, as it is determined that the Company is not the primary beneficiary. The Company’s involvement with such entities is generally in the form of direct equity interests in, and fee arrangements with, the entities in which it also serves as the general partner or managing member. The Company evaluated its variable interests in the VIEs and determined it is not considered the primary beneficiary of the entities primarily because it does not have interests in the entities that could potentially be significant. No reconsideration events that caused a change in the Company’s consolidation conclusions occurred during either the six months ended June 30, 2022 or the year ended December 31, 2021. As of June 30, 2022 and December 31, 2021, the total unfunded commitments from the special limited partner and general partners to the unconsolidated VIEs were $36.0 million and $34.7 million, respectively. These commitments are the primary source of financing for the unconsolidated VIEs.
The following table sets forth certain information regarding the VIEs in which the Company holds a variable interest but does not consolidate. The assets recognized on the Company’s Condensed Consolidated Statements of Financial Condition relate to the Company’s interests in and management fees, incentive fees and third party costs receivables from these non-consolidated VIEs. The Company’s maximum exposure to loss relating to non-consolidated VIEs as of June 30, 2022 and December 31, 2021 were as follows:

	As of
	June 30, 2022	December 31, 2021
Investments	$101,877	$104,609
Receivables	12,128	13,554
Maximum exposure to loss	$114,005	$118,163

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

The above table includes investments in VIEs which are owned by noncontrolling interest holders of approximately $43.2 million and $50.4 million as of June 30, 2022 and December 31, 2021, respectively.
10. Employee Compensation and Benefits
For the three and six months ended June 30, 2022 and 2021, employee compensation and benefits consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash-based employee compensation and benefits	$40,788	$41,057	$82,164	$82,837
Equity-based compensation	5,604	5,604	15,485	32,640
Partnership interest-based compensation	7,027	10,026	14,142	14,929
Carried interest compensation	6,039	17,596	11,894	24,456
Cash-based incentive fee related compensation	1,219	868	2,813	2,701
Other non-cash compensation	752	683	836	1,624
Total employee compensation and benefits	$61,429	$75,834	$127,334	$159,187
Partnership Interest in Holdings, Holdings II and Management LLC
Payments to the employees for partnership interest awards are made by Holdings, Holdings II and Management LLC. As a result, the Company records a non-cash profits interest compensation charge and an offsetting deemed contribution to equity (deficit) to reflect the payments made by the GCMH Equityholders. As the payments are made by Holdings, Holdings II and Management LLC, the expense that is pushed down to GCMH and the offsetting deemed contribution are each attributed solely to noncontrolling interests in GCMH. Any liability related to the awards is recognized at Holdings, Holdings II or Management LLC as Holdings, Holdings II or Management LLC is the party responsible for satisfying the obligation, and is not shown in the Company’s Condensed Consolidated Financial Statements. The Company has recorded deemed contributions to equity (deficit) from Holdings, Holdings II and Management LLC of approximately $7.0 million and $10.0 million for the three months ended June 30, 2022 and 2021, respectively, and $14.1 million and $14.9 million for the six months ended June 30, 2022 and 2021, respectively, for partnership interest-based compensation expense which will ultimately be paid by Holdings, Holdings II or Management LLC.
The Company has modified awards to certain individuals upon their voluntary retirement or intention to retire as employees. These awards generally include a stated target amount that, upon payment, terminates the recipient’s rights to future distributions and allows for a lump sum buy-out of the awards, at the discretion of the managing member of Holdings, Holdings II, and Management LLC. The awards are accounted for as partnership interest-based compensation at the fair value of these expected future payments, in the period the employees accepted the offer. Partnership interest-based compensation expense related to award modifications of $1.5 million was recognized for each of the three months ended June 30, 2022 and 2021, and $3.1 million was recognized for each of the six months ended June 30, 2022 and 2021.
The liability associated with awards that contain a stated target has been retained by Holdings as of June 30, 2022 and December 31, 2021 and is re-measured at each reporting date, with any corresponding changes in liability being reflected as employee compensation and benefits expense of the Company. Certain recipients had unvested stated target payments of $3.1 million and $9.4 million as of June 30, 2022 and 2021, respectively, which has not been reflected as employee compensation and benefits expense by the Company. The Company recognized partnership interest-based compensation expense of $5.5 million and $8.5 million for the three months ended June 30, 2022 and 2021, respectively, and $11.0 million and $11.8 million for the six months ended June 30, 2022 and 2021, respectively, related to profits interest awards that are in substance profit-sharing arrangements.
Other
Other consists of employee compensation and benefits expense related to deferred compensation programs and other awards that represent investments made in GCM Funds on behalf of the employees.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

11. Equity-Based Compensation
In March 2021, the Company granted 4.8 million RSUs to certain employees and directors in connection with the Transaction. Of the RSUs granted, the Company intends to settle less than 0.1 million RSUs in cash. The RSUs had an aggregate grant date fair value of $62.1 million. Of the RSUs granted, 2.0 million vested at the grant date and 2.8 million were to vest over two years in equal annual installments, of which the first installment vested in March 2022. In addition to the March 2021 grant, an additional 0.4 million RSUs with an aggregate grant date fair value of $4.1 million were granted to certain employees during the year ended December 31, 2021.
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
An additional 0.1 million RSUs with an aggregate grant date fair value of $0.6 million were granted to certain employees during the three months ended June 30, 2022.
A summary of non-vested RSU activity for the six months ended June 30, 2022 is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of December 31, 2021	3,004,411	$12.84
Granted	1,149,116	9.93
Vested	(1,955,171)	12.09
Forfeited	(72,668)	12.90
Balance as of June 30, 2022	2,125,688	$11.96
The total grant-date fair value of RSUs that vested during the six months ended June 30, 2022 was $23.6 million. For both the three months ended June 30, 2022 and 2021, $5.6 million of compensation expense related to RSUs was recorded within employee compensation and benefits in the Condensed Consolidated Statements of Income. For the six months ended June 30, 2022 and 2021, $15.5 million and $32.6 million of compensation expense related to the RSUs was recorded within employee compensation and benefits in the Condensed Consolidated Statements of Income, respectively. As of June 30, 2022, total unrecognized compensation expense related to unvested RSUs was $18.2 million and is expected to be recognized over the remaining weighted average period of 1.1 years.
12. Debt
The table below summarizes the outstanding debt balance as of June 30, 2022 and December 31, 2021:

	As of
	June 30, 2022	December 31, 2021
Senior loan	$395,000	$397,000
Less: debt issuance costs	(5,932)	(6,484)
Total debt	$389,068	$390,516

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

Maturities of debt for the next five years and thereafter are as follows:

Year Ended December 31,
Remainder of 2022	$2,000
2023	4,000
2024	4,000
2025	4,000
2026	4,000
Thereafter	377,000
Total	$395,000
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
Concurrently with the effectiveness of the Amended Credit Agreement, the Company made a voluntary prepayment on the Senior Loan in an aggregate principal amount of $50.3 million. As a result of the prepayment in February 2021, the Company recorded an expense of $0.7 million related to the acceleration of deferred debt issuance costs, which was recorded within other income (expense) in the Condensed Consolidated Statements of Income for the six months ended June 30, 2021. The Company capitalized $0.9 million of debt issuances costs related to payments to lenders in connection with the amendment and extension of its Senior Loan, which was recorded within debt in the Condensed Consolidated Statements of Financial Condition, and expensed $2.6 million of third-party costs related to the amendment which was recorded within general, administrative and other in the Condensed Consolidated Statements of Income for the six months ended June 30, 2021.
On June 23, 2021, the Company further amended its Senior Loan to increase the aggregate principal amount from $290.0 million to $400.0 million (as increased, the “Incremental 2028 Term Loans”). The Company capitalized $2.2 million of debt issuance costs related to payments to lenders in connection with the Incremental 2028 Term Loans, which was recorded within debt in the Condensed Consolidated Statements of Financial Condition.
Quarterly principal payments of $1.0 million are required to be made toward the Incremental 2028 Term Loans beginning June 30, 2021 (less any reduction for prior or future voluntary or mandatory prepayments of principal).
In addition to the scheduled principal repayments, the Company is required to offer to make prepayments of Consolidated Excess Cash Flow (“Cash Flow Payments”) no later than five days following the date the quarterly financial statements are due if the leverage ratio exceeds 2.50x. The Cash Flow Payments were calculated as defined in the Senior Loan agreement based on a percentage of calculated excess cash. During the three and six months ended June 30, 2022, the Company did not make any Cash Flow Payments.
As of June 30, 2022 and December 31, 2021, $395.0 million and $397.0 million of Incremental 2028 Term Loans were outstanding, respectively, with weighted average interest rates of 3.14% and 3.40% for the six months ended June 30, 2022 and 2021, respectively.
Under the credit and guaranty agreement governing the terms of the Senior Loan, the Company must maintain certain leverage and interest coverage ratios. The credit and guaranty agreement also contains other covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur debt and restrict the Company and its subsidiaries ability to

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

merge or consolidate, or sell or convey all or substantially all of the Company’s assets. As of June 30, 2022, the Company was in compliance with all covenants.
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
Credit Facility
Concurrent with the issuance of the Senior Loan, the Company entered into a $50.0 million revolving credit facility (“Credit Facility”). The Credit Facility matures on February 24, 2026 and carries an unused commitment fee that is paid quarterly. There were no outstanding borrowings related to the Credit Facility as of each of June 30, 2022 and December 31, 2021.
Other
Certain subsidiaries of the Company agree to jointly and severally guarantee, as primary obligor and not merely as surety guarantee the obligations of their parent entity, GCMH.
Amortization of deferred debt issuance costs was $0.3 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively, and $0.6 million and $0.5 million for the six months ended June 30, 2022 and 2021, respectively. These amounts were recorded within interest expense in the Condensed Consolidated Statements of Income.
The carrying value of the Senior Loan, excluding the unamortized debt issuance costs presented as a reduction to the principal balance, had an approximate fair value of $373.3 million as of June 30, 2022 and approximated the fair value as of December 31, 2021. As the Senior Loan was not accounted for at fair value, it was not included in the Company’s fair value hierarchy in Note 6, however had it been included, it would have been classified in Level 2.
13. Interest Rate Derivatives
The Company has entered into various derivative agreements with financial institutions to hedge interest rate risk related to its outstanding debt. The Company had the following interest rate derivatives recorded as an asset within other assets in the Condensed Consolidated Statements of Financial Condition as of June 30, 2022 and December 31, 2021:

Derivative	Notional Amount	Fair Value as of June 30, 2022	Fair Value as of December 31, 2021	Fixed Rate Paid	Floating Rate Received	Effective Date(2)	Maturity Date
Interest rate swap	$232,000	$20,661	$2,264	1.33%	1 month LIBOR (1)	March 2021	February 2028
Interest rate swap	68,000	5,852	431	1.39%	1 month LIBOR (1)	July 2021	February 2028
		$26,513	$2,695
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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
A rollforward of the amounts in accumulated other comprehensive income (loss) (“AOCI”) related to interest rate derivatives designated as cash flow hedges is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Derivative gain (loss) at beginning of period	$14,712	$(7,484)	$(3,622)	$(11,163)
Amount recognized in other comprehensive income	6,392	(4,179)	22,752	(1,620)
Amount reclassified from accumulated other comprehensive loss to interest expense	1,788	1,844	3,762	2,964
Derivative gain (loss) at end of period	22,892	(9,819)	22,892	(9,819)
Less: gain (loss) attributable to noncontrolling interests in GCMH	17,385	(7,697)	17,385	(7,697)
Derivative gain (loss) at end of period, net	$5,507	$(2,122)	$5,507	$(2,122)
On February 24, 2021, the Company terminated derivative instruments which were entered into in 2017 and 2018. Prior to termination, certain derivative instruments did not qualify for hedge accounting due to floor rate mismatches and as a result, all changes in fair value for those derivative instruments were reflected within other income (expense) in the Condensed Consolidated Statements of Income. The amount previously recorded as a hedge in AOCI remains in AOCI and was recorded in interest expense within the Condensed Consolidated Statements of Income over the original life of the swap. The Company reclassified $1.4 million for each of the three months ended June 30, 2022 and 2021, and $2.7 million and $1.9 million for the six months ended June 30, 2022 and 2021, respectively, from AOCI to interest expense relating to the terminated derivative instrument that initially qualified for hedge accounting. During the next twelve months the Company expects to reclassify approximately $1.8 million to interest expense. Prior to terminating the instruments in February 2021, the Company recognized a gain of $1.9 million related to interest rate contracts not designated as hedging instruments, which was recorded within other income (expense) in the Condensed Consolidated Statements of Income during the six months ended June 30, 2021.
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
As of June 30, 2022, all of the Company’s derivative exposure is with one financial institution. By using derivatives, the Company is exposed to counterparty credit risk if the counterparty to the derivative contracts does not perform as expected. If a counterparty fails to perform, the Company's counterparty credit risk is equal to the amount reported as a derivative asset in the Condensed Consolidated Statements of Financial Condition. The Company minimizes counterparty credit risk through credit approvals and monitoring procedures, where appropriate.
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
The Company had $85.6 million and $83.5 million of unfunded investment commitments as of June 30, 2022 and December 31, 2021, respectively, representing general partner capital funding commitments to several of the GCM Funds.
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
The components of operating lease expense recorded within general, administrative and other in the Condensed Consolidated Statements of Income were as follows:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Operating lease cost(1)	$1,938	$3,784
Variable lease cost(2)	1,069	2,177
Less: sublease income	48	96
Total lease cost	$2,959	$5,865
____________
(1)Includes less than $0.1 million and $0.2 million of short term lease expense for the three months and six months ended June 30, 2022, respectively.
(2)Includes common area maintenance charges and other variable costs not included in the measurement of ROU assets and lease liabilities.
The following table summarizes cash flows and other supplemental information related to our operating leases:

Six Months Ended June 30, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$4,353
Non-cash ROU assets obtained in exchange for new operating leases	$693
Weighted average remaining lease term in years	3.1
Weighted average discount rate	3.7%
As of June 30, 2022, the maturities of operating lease liabilities were as follows:

Remainder of 2022	$4,370
2023	6,628
2024	2,941
2025	2,907
2026	1,974
Thereafter	—
Total lease payments	18,820
Less imputed interest	(1,094)
Total operating lease liabilities	$17,726

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
The Company has a sublease agreement with Holdings. Because the terms of the sublease are identical to the terms of the original lease, there is no impact to net income in the Condensed Consolidated Statements of Income or Condensed Consolidated Statements of Cash Flows.
The Company incurs certain costs, primarily related to accounting, client reporting, investment-decision making and treasury-related expenditures, for which it receives reimbursement from the GCM Funds in connection with its performance obligations to provide investment management services. Due from related parties in the Condensed Consolidated Statements of Financial Condition includes net receivables of $10.6 million and $11.7 million as of June 30, 2022 and December 31, 2021, respectively, paid on behalf of affiliated entities that are reimbursable to the Company.
Our executive officers, senior professionals, and certain current and former employees and their families invest on a discretionary basis in GCM Funds, and such investments are generally not subject to management fees and performance fees. As of June 30, 2022 and December 31, 2021, such investments and future commitments were $370.3 million and $441.8 million in aggregate, respectively.
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
From time to time, certain of the Company’s executive officers utilize a private business aircraft, including an aircraft wholly owned or controlled by members of Holdings. Additionally, the Company arranges for the use of the private business aircraft through a number of charter services, including entities predominantly or wholly owned or controlled by members of Holdings. The Company paid, net of reimbursements, approximately $0.9 million and $0.4 million for the three months ended

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

June 30, 2022 and 2021, respectively, and $1.4 million and $0.6 million for the six months ended June 30, 2022 and 2021, respectively, to utilize aircraft and charter services wholly owned or controlled by members of Holdings, which is recorded within general, administrative and other in the Condensed Consolidated Statements of Income.
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
The Company’s effective tax rate was 6% and 9% for the three months ended June 30, 2022 and 2021, respectively, and 7% and 4% for the six months ended June 30, 2022 and 2021, respectively. These rates were different than the statutory rate primarily due to the portion of income allocated to the noncontrolling interest holders, valuation allowance recorded against deferred tax assets and discrete tax adjustments recorded in the periods.
As of June 30, 2022, the Company had no unrecognized tax positions and believes there will be no changes to uncertain tax positions within the next 12 months.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

17. Earnings (Loss) Per Share
The following is a reconciliation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator for earnings (loss) per share calculation:
Net income attributable to GCM Grosvenor Inc., basic	$7,605	$656	$12,331	$3,203
Exercise of private warrants	—	—	—	(412)
Exercise of public warrants	—	—	—	(1,179)
Exchange of Partnership units	17,817	(4,233)	26,628	(8,601)
Net income (loss) attributable common stockholders, diluted	25,422	(3,577)	38,959	(6,989)

Denominator for earnings per share calculation:
Weighted-average shares, basic	45,118,448	44,563,266	44,857,546	43,330,664
Exercise of private warrants - incremental shares under the treasury stock method	—	—	—	180,124
Exercise of public warrants - incremental shares under the treasury stock method	—	—	—	1,382,792
Exchange of Partnership units	144,235,246	144,235,246	144,235,246	144,235,246
Assumed vesting of RSUs - incremental shares under the treasury stock method	444	—	418,753	—
Weighted-average shares, diluted	189,354,138	188,798,512	189,511,545	189,128,826

Basic EPS
Net income attributable to common stockholders, basic	$7,605	$656	$12,331	$3,203
Weighted-average shares, basic	45,118,448	44,563,266	44,857,546	43,330,664
Net income per share attributable to common stockholders, basic	$0.17	$0.01	$0.27	$0.07

Diluted EPS
Net income (loss) attributable common stockholders, diluted	$25,422	$(3,577)	$38,959	$(6,989)
Weighted-average shares, diluted	189,354,138	188,798,512	189,511,545	189,128,826
Net income (loss) per share attributable common stockholders, diluted	$0.13	$(0.02)	$0.21	$(0.04)

When applying the if-converted method to calculate the potential dilutive impact of the exchangeable common units of the Partnership, the earnings (loss) per share numerator adjustment reflects the net income (loss) attributable to noncontrolling interests in GCMH, as reported, adjusted for the hypothetical incremental provision (benefit) for income taxes that would have been recorded by the Company if the units had been converted.
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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
The following outstanding potentially dilutive securities were excluded from the calculations of diluted earnings (loss) per share attributable to common stockholders because their impact would have been antidilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Public warrants	16,784,970	20,279,664	16,784,970	—
Private warrants	900,000	900,000	900,000	—
Unvested restricted stock units	—	3,040,491	—	3,040,491
18. Subsequent Events
On August 8, 2022, GCMG’s Board of Directors declared a quarterly dividend of $0.10 per share of Class A common stock to record holders as of the close of business on September 1, 2022. The payment date will be September 15, 2022.

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
Our ability to realize investments.
Challenging market and economic conditions may adversely affect our ability to exit and realize value from our investments and we may not be able to find suitable investments in which to effectively deploy capital. During periods of adverse economic conditions, such as due to the current COVID-19 pandemic addressed further below, current geopolitical turmoil abroad and increasing inflation and interest rates, our funds may have difficulty accessing financial markets, which could make it more difficult to obtain funding for additional investments and impact our ability to successfully exit positions in a timely manner. A general market downturn, a recession or a specific market dislocation, may result in lower investment returns for our funds, which would adversely affect our revenues.
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
The COVID-19 pandemic has impacted, and may further impact, our business in various ways, including but not limited to the following:
•Restrictions on travel and public gatherings have resulted in many of our client and prospect meetings not currently taking place in person. The majority of our employees work from home on at least a partially remote schedule. As a consequence, we conduct many client and prospective client dialogue remotely, which has impeded and may continue to impede our ability to market our funds and raise new business, which may result in lower or delayed revenue growth, and it has become more difficult to conduct due diligence on investments.

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
As of June 30, 2022, we believe we have adequate liquidity with approximately $78.5 million in available cash and $48.2 million of available borrowing capacity under our Revolving Credit Facility (defined below). For more information on our Credit Facilities, see “—Liquidity and Capital Resources—Indebtedness”.
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
We provided investment management/advisory services on assets of $71.2 billion and $72.1 billion as of June 30, 2022 and December 31, 2021, respectively.

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
Agreements generally include a clawback provision that, if triggered, would require us to return up to the cumulative amount of carried interest distributed, typically net of tax, upon liquidation of those funds, if the aggregate amount paid as carried interest exceeds the amount actually due based upon the aggregate performance of each fund. We have defined the portion to be deferred as the amount of carried interest, typically net of tax, that we would be required to return if all remaining investments had no value as of the end of each reporting period. As of June 30, 2022, deferred revenue relating to constrained realized carried interest was approximately $6.1 million.
Assets under management that are subject to carried interest, excluding investments of the firm and our professionals from which we generally do not earn incentive fees, were approximately $36.8 billion as of June 30, 2022.
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
Assets under management that are subject to performance fees, excluding investments of the firm and our professionals from which we generally do not earn incentive fees, were approximately $12.9 billion as of June 30, 2022.
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

Net Income (Loss) Attributable to Noncontrolling Interests
Net income attributable to redeemable noncontrolling interest related to certain limited partnership interests that were subject to redemptions by third-party investors. As these interests were redeemable upon the occurrence of an event that is not solely within the control of the Company, amounts relating to third-party interests in such consolidated entities were classified within the mezzanine section of the Consolidated Statements of Financial Condition as redeemable noncontrolling interest. There was no remaining redeemable noncontrolling interest following the exercise of the Mosaic call right on July 2, 2021, as further described in Note 3 of our Condensed Consolidated Financial Statements included elsewhere in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Net income attributable to noncontrolling interests in subsidiaries represents the economic interests of third parties in certain consolidated subsidiaries.
Net income (loss) attributable to noncontrolling interests in GCMH represents the economic interests of GCMH Equityholders in GCMH. Profits and losses, other than partnership interest-based compensation, are allocated to the noncontrolling interests in GCMH in proportion to their relative ownership interests regardless of their basis.

Results of Operations
The following is a discussion of our consolidated results of operations for the three and six months ended June 30, 2022 and 2021. This information is derived from our accompanying Condensed Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, unaudited)
Revenues
Management fees	$92,830	$85,594	$184,940	$168,219
Incentive fees	10,505	32,227	22,497	50,441
Other operating income	1,025	1,882	2,051	4,262
Total operating revenues	104,360	119,703	209,488	222,922
Expenses
Employee compensation and benefits	61,429	75,834	127,334	159,187
General, administrative and other	23,093	21,651	44,351	46,183
Total operating expenses	84,522	97,485	171,685	205,370
Operating income	19,838	22,218	37,803	17,552
Investment income (loss)	(1,197)	13,459	9,663	26,507
Interest expense	(5,591)	(4,563)	(10,875)	(9,054)
Other income (expense)	—	(261)	1	1,056
Change in fair value of warrant liabilities	19,640	(6,738)	21,662	7,319
Net other income	12,852	1,897	20,451	25,828
Income before income taxes	32,690	24,115	58,254	43,380
Provision for income taxes	2,011	2,204	4,344	1,541
Net income	30,679	21,911	53,910	41,839
Less: Net income attributable to redeemable noncontrolling interest	—	11,738	—	19,827
Less: Net income attributable to noncontrolling interests in subsidiaries	844	11,708	5,680	20,297
Less: Net income (loss) attributable to noncontrolling interests in GCMH	22,230	(2,191)	35,899	(1,488)
Net income attributable to GCM Grosvenor Inc.	$7,605	$656	$12,331	$3,203
Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, unaudited)
Private markets strategies	$50,394	$42,360	$97,235	$82,733
Absolute return strategies	40,123	40,680	82,834	80,572
Fund expense reimbursement revenue	2,313	2,554	4,871	4,914
Total management fees	92,830	85,594	184,940	168,219
Incentive fees	10,505	32,227	22,497	50,441
Administrative fees	773	1,340	1,527	3,445
Other	252	542	524	817
Total other operating income	1,025	1,882	2,051	4,262
Total operating revenues	$104,360	$119,703	$209,488	$222,922

Three Months Ended June 30, 2022 and June 30, 2021
Management fees increased $7.2 million, or 8%, to $92.8 million, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Private markets strategies fees increased $8.0 million, primarily due to a $4.9 million increase in fees related to private markets strategies specialized funds and a $3.2 million increase in fees related to private markets strategies customized separate accounts. The increase was partially offset by a $0.6 million decrease in absolute return strategies fees.
Incentive fees consisted of carried interest of $10.2 million and $29.3 million and performance fees of $0.3 million and $2.9 million for the three months ended June 30, 2022 and 2021, respectively. The decrease in carried interest is primarily due to several large funds realizing distributions during the three months ended June 30, 2021, as compared to the three months ended June 30, 2022. The decrease in performance fees is primarily due to lower returns for absolute return strategies funds with a June 30 fiscal year end during the three months ended June 30, 2022, as compared to in the three months ended June 30, 2021.
Six Months Ended June 30, 2022 and June 30, 2021
Management fees increased $16.7 million, or 10%, to $184.9 million, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Private markets strategies fees increased $14.5 million, primarily due to a $9.0 million increase in fees related to private markets strategies specialized funds and a $5.5 million increase in fees related to private markets strategies customized separate accounts. Additionally, there was a $2.3 million increase in absolute return strategies fees, primarily due to increases in FPAUM as of January 1, 2022 from investment gains during the year ended December 31, 2021. The decrease in market value of absolute return strategies FPAUM during the six months ended June 30, 2022, as discussed below, did not impact the majority of absolute return strategies management fees for the six months ended June 30, 2022 as most of such management fees are earned based on beginning of period FPAUM.
Incentive fees consisted of carried interest of $21.2 million and $41.4 million and performance fees of $1.3 million and $9.0 million for the six months ended June 30, 2022 and 2021, respectively. The decrease in carried interest is primarily due to several large funds realizing distributions during the six months ended June 30, 2021, as compared to the six months ended June 30, 2022. The decrease in performance fees is primarily due to lower returns for absolute return strategies funds with March 31 and June 30 fiscal year ends during the six months ended June 30, 2022, as compared to in the six months ended June 30, 2021.
Expenses
Employee Compensation and Benefits

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, unaudited)
Cash-based employee compensation and benefits	$40,788	$41,057	$82,164	$82,837
Equity-based compensation	5,604	5,604	15,485	32,640
Partnership interest-based compensation	7,027	10,026	14,142	14,929
Carried interest compensation	6,039	17,596	11,894	24,456
Cash-based incentive fee related compensation	1,219	868	2,813	2,701
Other non-cash compensation	752	683	836	1,624
Total employee compensation and benefits	$61,429	$75,834	$127,334	$159,187
Three Months Ended June 30, 2022 and June 30, 2021
Employee compensation and benefits decreased $14.4 million, or 19%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Partnership interest-based compensation decreased $3.0 million, or 30%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to lower distributions during the three months ended June 30, 2022 as compared to during the three months ended June 30, 2021. Carried interest compensation decreased $11.6 million, or 66%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to lower realized carried interest during the three months ended June 30, 2022.

Six Months Ended June 30, 2022 and June 30, 2021
Employee compensation and benefits decreased $31.9 million, or 20%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Equity-based compensation decreased $17.2 million, or 53%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, as the prior year first quarter included expense for larger awards made in connection with the Transaction, including a portion that vested immediately upon grant. Carried interest compensation decreased $12.6 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to lower realized carried interest during the six months ended June 30, 2022.
General, Administrative and Other
Three and Six Months Ended June 30, 2022 and June 30, 2021
General, administrative and other increased $1.4 million, or 7%, to $23.1 million, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily driven by increases in travel costs and professional fees, partially offset by a decrease in distribution expenses.
General, administrative and other decreased $1.8 million, or 4%, to $44.4 million, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by a decrease in professional fees, as the six months ended June 30, 2021 included fees related to the amendment of our senior secured term loan facility (the “Term Loan Facility”) as well as public company transition expenses. The decrease in professional fees was partially offset by an increase in travel costs.
Net Other Income (Expense)
Three Months Ended June 30, 2022 and June 30, 2021
Investment loss was $1.2 million for the three months ended June 30, 2022 compared to investment income of $13.5 million for the three months ended June 30, 2021, primarily due to the change in value of private and public market investments.
Interest expense increased $1.0 million, or 23%, to $5.6 million, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to the increase in the Term Loan Facility principal amount outstanding as of June 30, 2022 as compared to June 30, 2021.
Other income (expense) was negligible for the three months ended June 30, 2022 compared to other expense of $0.3 million for the three months ended June 30, 2021.
Change in fair value of warrant liabilities of $19.6 million for the three months ended June 30, 2022 was due to a decrease in the fair value of the warrants from March 31, 2022 to June 30, 2022.
Six Months Ended June 30, 2022 and June 30, 2021
Investment income was $9.7 million for the six months ended June 30, 2022 compared to investment income of $26.5 million for the six months ended June 30, 2021, primarily due to the change in value of private and public market investments.
Interest expense increased $1.8 million, or 20%, to $10.9 million, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to the increase in the Term Loan Facility principal amount outstanding as of June 30, 2022 as compared to June 30, 2021, and an increase in amortization expense related to an interest rate swap agreement that was terminated during the first quarter of 2021. The six months ended June 30, 2022 included a full six months of amortization on the terminated interest rate swap compared to only four months of amortization in the six months ended June 30, 2021.
Other income (expense) was negligible for the six months ended June 30, 2022 compared to other income of $1.1 million for the six months ended June 30, 2021. Other income for the six months ended June 30, 2021 was primarily due to the change in value of interest rate derivatives.
Change in fair value of warrant liabilities of $21.7 million for the six months ended June 30, 2022 was due to a decrease in the fair value of the warrants from December 31, 2021 to June 30, 2022.

Provision for Income Taxes
Three and Six Months Ended June 30, 2022 and June 30, 2021
Provision for income taxes primarily reflect U.S. federal and state income taxes on our share of taxable income generated by the Company, as well as local and foreign income taxes of certain of the Company’s subsidiaries.
The Company’s effective tax rate was 6% and 9% for the three months ended June 30, 2022 and 2021, respectively, and 7% and 4% for the six months ended June 30, 2022 and 2021, respectively. Our overall effective tax rate is less than the statutory rate primarily because a majority of income is allocated to noncontrolling interests, and the tax liability on such income is borne by the holders of such noncontrolling interests.
Net Income (Loss) Attributable to Noncontrolling Interests
Three and Six Months Ended June 30, 2022 and June 30, 2021
Net income attributable to redeemable noncontrolling interest was $0.0 million and $11.7 million for the three months ended June 30, 2022 and 2021, respectively, and $0.0 million and $19.8 million for the six months ended June 30, 2022 and 2021, respectively. The decrease was due to the exercise of the Mosaic call right on July 2, 2021, as discussed in the Components of Results of Operations section above.
Net income attributable to noncontrolling interests in subsidiaries was $0.8 million and $11.7 million for the three months ended June 30, 2022 and 2021, respectively, and $5.7 million and $20.3 million for the six months ended June 30, 2022 and 2021, respectively. The decrease was primarily attributable to a decrease in income generated by our consolidated subsidiaries not wholly owned by the Company.
Net income (loss) attributable to noncontrolling interests in GCMH was $22.2 million and $(2.2) million for the three months ended June 30, 2022 and 2021, respectively, and $35.9 million and $(1.5) million for the six months ended June 30, 2022 and 2021, respectively. The increase was primarily attributable to the underlying performance of GCMH and higher partnership interest-based compensation for the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2022, which is allocated solely to the noncontrolling interests in GCMH, as further discussed in Note 10 of our Condensed Consolidated Financial Statements included elsewhere in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
(in millions, unaudited)	Private Markets Strategies	Absolute Return Strategies	Total FPAUM	Private Markets Strategies	Absolute Return Strategies	Total
Fee-paying AUM
Balance, beginning of period	$33,847	$24,012	$57,859	$33,080	$25,575	$58,655
Contributions	1,422	83	1,505	2,868	344	3,212
Withdrawals	(74)	(520)	(594)	(83)	(957)	(1,040)
Distributions	(238)	—	(238)	(781)	(24)	(805)
Change in market value	(33)	(796)	(829)	(133)	(2,121)	(2,254)
Foreign exchange and other	(151)	(100)	(251)	(178)	(138)	(316)
Balance, end of period	$34,773	$22,679	$57,452	$34,773	$22,679	$57,452
Contracted, not yet fee-paying AUM represents limited partner commitments during the initial commitment or investment period where fees are not yet being charged, but are expected to be charged in the future based on invested capital (capital committed to underlying investments) or on a ratable ramp-in of total commitments.

	As of
(in millions)	June 30, 2022 (unaudited)	December 31, 2021
Contracted, not yet Fee-Paying AUM	$6,669	$7,683
AUM	$71,204	$72,130
Three Months Ended June 30, 2022
FPAUM decreased $0.4 billion, or 1%, to $57.5 billion during the three months ended June 30, 2022 primarily due to a $0.8 billion decrease in market value, and $0.6 billion and $0.2 billion of withdrawals and distributions, respectively, partially offset by $1.5 billion of contributions.
•Private markets strategies FPAUM increased $0.9 billion, or 3%, to $34.8 billion during the three months ended June 30, 2022, primarily due to $1.4 billion of contributions, partially offset by $0.2 billion of distributions.
•Absolute return strategies FPAUM decreased $1.3 billion, or 6%, to $22.7 billion during the three months ended June 30, 2022, primarily due to a $0.8 billion decrease in market value and $0.5 billion of withdrawals, partially offset by $0.1 billion of contributions.
Contracted, not yet fee-paying AUM increased $0.1 billion, or 2%, to $6.7 billion during the three months ended June 30, 2022 due to the closing of new commitments during the period net of reductions for Contracted, not yet fee-paying AUM that became fee-paying AUM during the period.
AUM decreased $0.1 billion to $71.2 billion during the three months ended June 30, 2022, primarily driven by changes in FPAUM and contracted, not yet Fee-Paying AUM, as well as mark to market changes that did not impact FPAUM.
Six Months Ended June 30, 2022
FPAUM decreased $1.2 billion, or 2%, to $57.5 billion during the six months ended June 30, 2022 primarily due to a $2.3 billion decrease in market value, and $1.0 billion and $0.8 billion of withdrawals and distributions, respectively, partially offset by $3.2 billion of contributions.
•Private markets strategies FPAUM increased $1.7 billion, or 5%, to $34.8 billion during the six months ended June 30, 2022, primarily due to $2.9 billion of contributions, partially offset by $0.8 billion of distributions.
•Absolute return strategies FPAUM decreased $2.9 billion, or 11%, to $22.7 billion during the six months ended June 30, 2022, primarily due to a $2.1 billion decrease in market value and $1.0 billion of withdrawals, partially offset by $0.3 billion of contributions.
Contracted, not yet fee-paying AUM decreased $1.0 billion, or 13%, to $6.7 billion during the six months ended June 30, 2022 primarily due to contracted, not yet fee-paying AUM that became fee-paying AUM during the period.

AUM decreased $0.9 billion, or 1%, to $71.2 billion during the six months ended June 30, 2022, primarily driven by changes in FPAUM and contracted, not yet Fee-Paying AUM, as well as mark to market changes that did not impact FPAUM.
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
Summary of Non-GAAP Financial Measures

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, unaudited)
Revenues
Private markets strategies	$50,394	$42,360	$97,235	$82,733
Absolute return strategies	40,123	40,680	82,834	80,572
Management fees, net (1)	90,517	83,040	180,069	163,305
Administrative fees and other operating income	1,025	1,882	2,051	4,262
Fee-Related Revenue	91,542	84,922	182,120	167,567
Less:
Cash-based employee compensation and benefits, net (2)	(40,520)	(40,255)	(81,383)	(81,447)
General, administrative and other, net (1,3)	(18,463)	(17,211)	(36,467)	(33,471)
Fee-Related Earnings	32,559	27,456	64,270	52,649
Incentive fees:
Performance fees	317	2,891	1,318	9,004
Carried interest	10,188	29,336	21,179	41,437
Incentive fee related compensation and NCI:
Cash-based incentive fee related compensation	(1,219)	(868)	(2,813)	(2,701)
Carried interest compensation, net (4)	(6,092)	(17,967)	(12,283)	(25,470)
Carried interest attributable to noncontrolling interests	(1,706)	(10,561)	(3,521)	(14,991)
Realized investment income, net of amount attributable to noncontrolling interests in subsidiaries (5)	793	—	3,457	—
Interest income	42	4	45	11
Other (income) expense	(42)	13	(44)	64
Depreciation	395	407	794	880
Adjusted EBITDA	35,235	30,711	72,402	60,883
Depreciation	(395)	(407)	(794)	(880)
Interest expense	(5,591)	(4,563)	(10,875)	(9,054)
Adjusted Pre-Tax Income	29,249	25,741	60,733	50,949
Adjusted income taxes (6)	(7,166)	(6,435)	(14,880)	(12,737)
Adjusted Net Income	$22,083	$19,306	$45,853	$38,212
____________
(1)    Excludes fund reimbursement revenue of $2.3 million and $2.6 million for the three months ended June 30, 2022 and 2021, respectively, and $4.9 million for each of the six months ended June 30, 2022 and 2021.
(2)    Excludes severance expense of $0.3 million and $0.8 million for the three months ended June 30, 2022 and 2021, respectively, and $0.8 million and $1.4 million for the six months ended June 30, 2022 and 2021, respectively.

(3)    Excludes amortization of intangibles of $0.6 million for each of the three months ended June 30, 2022 and 2021, and $1.2 million for each of the six months ended June 30, 2022 and 2021. Also excludes corporate transaction related costs of $1.6 million and $1.2 million for the three months ended June 30, 2022 and 2021, respectively, and $1.7 million and $6.5 million for the six months ended June 30, 2022 and 2021, respectively, and a non-core expenses of $0.1 million for each of the three months ended June 30, 2022 and 2021, and $0.2 million and $0.1 million for the six months ended June 30, 2022 and 2021, respectively.
(4)    Excludes the impact of non-cash carried interest expense of $0.1 million and $0.4 million for the three months ended June 30, 2022 and 2021, respectively, and $0.4 million and $1.0 million for the six months ended June 30, 2022 and 2021, respectively.
(5)    Investment income or loss is generally realized when the Company redeems all or a portion of its investment or when the Company receives or is due cash, such as a from dividends or distributions. Amounts were de minimis for periods prior to the Mosaic repurchase on July 2, 2021.
(6)    Represents corporate income taxes at a blended statutory rate of 24.5% applied to Adjusted Pre-Tax Income for the three and six months ended June 30, 2022, and of 25.0% for the three and six months ended June 30, 2021. The 24.5% and 25.0% are based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 3.5% and 4.0%, respectively.
Net Incentive Fees Attributable to GCM Grosvenor
Net incentive fees are used to highlight fees earned from incentive fees that are attributable to GCM Grosvenor. Net incentive fees represent incentive fees excluding (a) incentive fees contractually owed to others and (b) cash-based incentive fee related compensation. Net incentive fees provide investors useful information regarding the amount that such fees contribute to the Company’s earnings and are used by management in making compensation and capital allocation decisions.
The following table shows reconciliations of incentive fees to net incentive fees attributable to GCM Grosvenor for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, unaudited)
Incentive fees:
Performance fees	$317	$2,891	$1,318	$9,004
Carried interest	10,188	29,336	21,179	41,437
Less incentive fees contractually owed to others:
Cash carried interest compensation	(6,039)	(17,596)	(11,894)	(24,456)
Non-cash carried interest compensation	(53)	(371)	(389)	(1,014)
Carried interest attributable to redeemable noncontrolling interest holder	—	(6,154)	—	(8,059)
Carried interest attributable to other noncontrolling interest holders, net	(1,706)	(4,407)	(3,521)	(6,932)
Firm share of incentive fees (1)	2,707	3,699	6,693	9,980
Less: Cash-based incentive fee related compensation	(1,219)	(868)	(2,813)	(2,701)
Net Incentive Fees Attributable to GCM Grosvenor	$1,488	$2,831	$3,880	$7,279
____________
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
The Company is a holding company with no material assets other than its indirect ownership of equity interests in GCMH. The GCMH Equityholders may from time to time cause GCMH to redeem any or all of their GCMH common units in exchange, at the Company’s election, for either cash (based on the market price for a share of the Class A common stock) or shares of Class A common stock. As such, net income (loss) attributable to noncontrolling interests in GCMH is added back in order to reflect the full economics of the underlying business as if GCMH Equityholders converted their interests to shares of Class A common stock. Other noncontrolling interests do not have the ability to convert those interests into equity interests of the Company, and as such, income (loss) attributable to these noncontrolling interests are not adjusted for in our non-GAAP financial measures.
We believe Adjusted Pre-Tax Income, Adjusted Net Income and Adjusted EBITDA are useful to investors because they provide additional insight into the operating profitability of our core business across reporting periods. These measures (1) present a view of the economics of the underlying business as if GCMH Equityholders converted their interests to shares of Class A common stock and (2) adjust for certain non-cash and other activity in order to provide more comparable results of the core business across reporting periods. These measures are used by management in budgeting, forecasting and evaluating operating results.

The following table shows reconciliations of net income attributable to GCM Grosvenor Inc. and Adjusted Pre-Tax Income, Adjusted Net Income and Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, unaudited)
Adjusted Pre-Tax Income & Adjusted Net Income
Net income attributable to GCM Grosvenor Inc.	$7,605	$656	$12,331	$3,203
Plus:
Net income (loss) attributable to noncontrolling interests in GCMH	22,230	(2,191)	35,899	(1,488)
Provision for income taxes	2,011	2,204	4,344	1,541
Change in fair value of derivatives	—	—	—	(1,934)
Change in fair value of warrant liabilities	(19,640)	6,738	(21,662)	(7,319)
Amortization expense	579	583	1,158	1,166
Severance	268	802	781	1,390
Transaction expenses (1)	1,625	1,183	1,704	6,483
Loss on extinguishment of debt	—	—	—	675
Changes in TRA liability and other	—	274	127	282
Partnership interest-based compensation	7,027	10,026	14,142	14,929
Equity-based compensation	5,604	5,604	15,485	32,640
Other non-cash compensation	752	683	836	1,624
Less:
Unrealized investment (income) loss, net of noncontrolling interests	1,241	(450)	(4,023)	(1,229)
Non-cash carried interest compensation	(53)	(371)	(389)	(1,014)
Adjusted Pre-Tax Income	29,249	25,741	60,733	50,949
Less:
Adjusted income taxes (2)	(7,166)	(6,435)	(14,880)	(12,737)
Adjusted Net Income	$22,083	$19,306	$45,853	$38,212

Adjusted EBITDA
Adjusted Net Income	$22,083	$19,306	$45,853	$38,212
Plus:
Adjusted income taxes (2)	7,166	6,435	14,880	12,737
Depreciation expense	395	407	794	880
Interest expense	5,591	4,563	10,875	9,054
Adjusted EBITDA	$35,235	$30,711	$72,402	$60,883
____________

(1)    Represents 2021 expenses related to a debt offering, other contemplated corporate transactions, and other public company transition expenses and 2022 expenses related to contemplated corporate transactions.
(2)    Represents corporate income taxes at a blended statutory rate of 24.5% applied to Adjusted Pre-Tax Income for the three and six months ended June 30, 2022 and of 25.0% for the three and six months ended June 30, 2021. The 24.5% and 25.0% are based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 3.5% and 4.0%, respectively.

Adjusted Net Income Per Share
Adjusted net income per share is a non-GAAP measure that is calculated by dividing Adjusted Net Income by adjusted shares outstanding. Adjusted shares outstanding assumes the hypothetical full exchange of limited partnership interests in GCMH into Class A common stock of GCM Grosvenor Inc., the dilution from outstanding warrants for Class A common stock of GCM Grosvenor Inc. and the dilution from outstanding equity-based compensation. We believe adjusted net income per share is useful to investors because it enables them to better evaluate per-share performance across reporting periods.
The following table shows a reconciliation of diluted weighted-average shares of Class A common stock outstanding to adjusted shares outstanding used in the computation of adjusted net income per share for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
$000, except per share amounts	2022	2021	2022	2021
	(in thousands, except share and per share amounts; unaudited)
Adjusted Net Income Per Share
Adjusted Net Income	$22,083	$19,306	$45,853	$38,212

Weighted-average shares of Class A common stock outstanding - basic	45,118,448	44,563,266	44,857,546	43,330,664
Exercise of private warrants - incremental shares under the treasury stock method	—	—	—	180,124
Exercise of public warrants - incremental shares under the treasury stock method	—	—	—	1,382,792
Exchange of partnership units	144,235,246	144,235,246	144,235,246	144,235,246
Assumed vesting of RSUs - incremental shares under the treasury stock method	444	—	418,753	—
Weighted-average shares of Class A common stock outstanding - diluted	189,354,138	188,798,512	189,511,545	189,128,826
Effective dilutive warrants, if antidilutive for GAAP	—	573,392	—	—
Effective RSUs, if antidilutive for GAAP	—	51,598	—	34,167
Adjusted shares - diluted	189,354,138	189,423,502	189,511,545	189,162,993

Adjusted Net Income Per Share - Diluted	$0.12	$0.10	$0.24	$0.20
Fee-Related Revenue and Fee-Related Earnings
Fee-Related Revenue (“FRR”) is a non-GAAP measure used to highlight revenues from recurring management fees and administrative fees. FRR represents total operating revenues less (1) incentive fees and (2) fund reimbursement revenue. We believe FRR is useful to investors because it provides additional insight into our relatively stable management fee base separate from incentive fee revenues, which tend to have greater variability.
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
The following table shows reconciliations of Adjusted EBITDA to Fee-Related Earnings for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, unaudited)
Adjusted EBITDA	$35,235	$30,711	$72,402	$60,883
Less:
Incentive fees	(10,505)	(32,227)	(22,497)	(50,441)
Depreciation expense	(395)	(407)	(794)	(880)
Other non-operating income	—	(17)	(1)	(75)
Realized investment income, net of amount attributable to noncontrolling interests in subsidiaries (1)	(793)	—	(3,457)	—
Plus:
Incentive fee-related compensation	7,311	18,835	15,096	28,171
Carried interest attributable to redeemable noncontrolling interest holder	—	6,154	—	8,059
Carried interest attributable to other noncontrolling interest holders, net	1,706	4,407	3,521	6,932
Fee-Related Earnings	$32,559	$27,456	$64,270	$52,649
____________
(1)    Amounts were de minimis for periods prior to the Mosaic repurchase on July 2, 2021.
Liquidity and Capital Resources
We have historically financed our operations and working capital through net cash provided by operating activities and borrowings under our Term Loan Facility and Revolving Credit Facility (each as defined below). As of June 30, 2022, we had $78.5 million of cash and cash equivalents and available borrowing capacity of $48.2 million under our Revolving Credit Facility. Our primary cash needs are to fund working capital requirements, invest in growing our business, make investments in GCM Funds, make scheduled principal payments and interest payments on our outstanding indebtedness, pay dividends to holders of our Class A common stock, and pay tax distributions to members. Additionally, as a result of the Transaction, we need cash to make payments under the Tax Receivable Agreement. We expect that our cash flow from operations, current cash and cash equivalents and available borrowing capacity under our Revolving Credit Facility will be sufficient to fund our operations and planned capital expenditures and to service our debt obligations for the next twelve months.
We are required to maintain minimum net capital balances for regulatory purposes for our Japan, Hong Kong, United Kingdom and U.S. broker-dealer subsidiaries. These net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of June 30, 2022 we are in compliance with these regulatory requirements.
Cash Flows

	Six Months Ended June 30,
	2022	2021
	(in thousands, unaudited)
Net cash provided by operating activities	$87,432	$63,981
Net cash used in investing activities	(4,789)	(6,810)
Net cash provided by (used in) financing activities	(97,902)	11,185
Effect of exchange rate changes on cash	(2,443)	(672)
Net increase (decrease) in cash and cash equivalents	$(17,702)	$67,684
Net Cash Provided by Operating Activities
Net cash provided by operating activities was primarily driven by our net income in the respective periods after adjusting for significant non-cash activities, including depreciation and amortization expense, equity-based compensation, non-cash partnership interest-based compensation, the change in fair value of warrant liabilities and the change in equity value of our investments, in addition to proceeds received from return on investments, the payment of bonus compensation and receipt of incentive fees.
Net cash provided by operating activities was $87.4 million and $64.0 million for the six months ended June 30, 2022 and 2021, respectively. These operating cash flows were primarily driven by:
•net income of $53.9 million and $41.8 million for the six months ended June 30, 2022 and 2021, respectively, adjusted for $4.5 million and $20.8 million of non-cash activities, respectively, as well as changes in working capital; and
•proceeds received from investments of $17.2 million and $10.1 million for the six months ended June 30, 2022 and 2021, respectively.
Net Cash Used in Investing Activities
Net cash used in investing activities was $(4.8) million and $(6.8) million for the six months ended June 30, 2022 and 2021, respectively. These investing cash flows were primarily driven by:
•contributions/subscriptions to investments of $(14.6) million and $(14.5) million during the six months ended June 30, 2022 and 2021, respectively; partially offset by
•proceeds received from investments of $10.5 million and $6.6 million during the six months ended June 30, 2022 and 2021, respectively.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by (used in) financing activities was $(97.9) million and $11.2 million for the six months ended June 30, 2022 and 2021, respectively. These financing cash flows were primarily driven by:
•capital contributions received from noncontrolling interest holders of $1.0 million and $2.1 million during the six months ended June 30, 2022 and 2021, respectively;
•capital distributions paid to partners and member of $(52.1) million and $(38.7) million during the six months ended June 30, 2022 and 2021, respectively;
•capital distributions paid to noncontrolling interest holders of $(20.4) million and $(26.7) million during the six months ended June 30, 2022 and 2021, respectively;
•proceeds from the Term Loan Facility of $110.0 million during the six months ended June 30, 2021;
•principal payments on the Term Loan Facility of $(2.0) million and $(51.0) million during the six months ended June 30, 2022 and 2021, respectively;
•debt issuance costs of $(3.1) million during the six months ended June 30, 2021;
•payments to repurchase Class A common stock of $(12.5) million during the six months ended June 30, 2022;
•proceeds from exercise of warrants of $24.5 million during the six months ended June 30, 2021;
•the repurchase of warrants of $(2.6) million during the six months ended June 30, 2022;
•the settlement of equity-based compensation to satisfy withholding tax requirements of $(0.6) million during the six months ended June 30, 2022; and
•dividends paid of $(8.7) million and $(5.9) million during the six months ended June 30, 2022 and 2021, respectively.
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
On June 23, 2021, the Company further amended its Term Loan Facility to increase the aggregate principal amount from $290.0 million to $400.0 million. As of June 30, 2022, GCMH had borrowings of $395.0 million outstanding under the Term Loan Facility and no outstanding balance under the Revolving Credit Facility.
See Note 12 of our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of our outstanding indebtedness.
The terms of the Company’s current debt instruments contain covenants that may restrict the Company and its subsidiaries from paying distributions to its members. As a holding company, we are dependent upon the ability of GCMH to make distributions to its members, including us. However, the ability of GCMH to make such distributions is subject to its operating results, cash requirements and financial condition, restrictive covenants in our debt instruments and applicable Delaware law. These restrictions include restrictions on the payment of distributions whenever the payment of such distributions would cause GCMH to no longer be in compliance with any of its financial covenants under the Term Loan Facility. Absent an event of default under the Credit Agreement governing the terms of the Term Loan Facility, GCMH may make unlimited distributions when the Total Leverage Ratio (as defined in the Credit Agreement) is below 2.75x. As of June 30, 2022, the Total Leverage Ratio was below 2.75x and the Company was in compliance with all financial covenants.
Dividend Policy
We are a holding company with no material assets other than our indirect ownership of equity interests in GCMH and certain deferred tax assets. As such, we do not have any independent means of generating revenue. However, management of GCM Grosvenor expects to cause GCMH to make distributions to its members, including us, in an amount at least sufficient to allow us to pay all applicable taxes, to make payments under the Tax Receivable Agreement, and to pay our corporate and other overhead expenses. On August 8, 2022, we declared a quarterly dividend of $0.10 per share of Class A common stock to record holders as of the close of business on September 1, 2022. The payment date will be September 15, 2022. The payment of cash dividends on shares of our Class A common stock in the future, in this amount or otherwise, will be within the discretion of GCMG’s Board of Directors at such time.
Stock Repurchase Plan
On August 6, 2021, GCMG’s Board of Directors authorized a stock repurchase plan of up to an aggregate of $25.0 million, excluding fees and expenses, which may be used to repurchase the company’s outstanding Class A common stock and warrants to purchase Class A common stock, as well as to reduce Class A shares to be issued to employees to satisfy associated tax obligations in connection with the settlement of equity-based awards granted under our 2020 Incentive Award Plan (and any successor equity plan thereto). Our Class A common stock and warrants may be repurchased from time to time in open market transactions, in privately negotiated transactions, pursuant to the requirements of Rule 10b5-1 and Rule 10b-18 of the Exchange Act, or otherwise, with the terms and conditions of these repurchases depending on legal requirements, price, market and economic conditions and other factors. We are not obligated under the terms of the program to repurchase any of our Class A common stock or warrants, the program has no expiration date and we may suspend or terminate the program at any time without prior notice. Any shares of Class A common stock and any warrants repurchased as part of this program will be canceled. On February 10, 2022, GCMG’s Board of Directors increased its stock repurchase authorization for shares and warrants by $20.0 million, from $25.0 million to $45.0 million. On May 5, 2022, GCMG’s Board of Directors further increased the repurchase authorization for shares and warrants by $20.0 million, from $45.0 million as of February 10, 2022 to $65.0 million.
For the three and six months ended June 30, 2022, we spent $0.0 million and $0.6 million, respectively, to reduce Class A shares to be issued to employees to satisfy tax obligations in connection with the settlement of RSUs, $1.9 million and $2.6 million, respectively, to repurchase the Company’s outstanding warrants to purchase Class A common stock and $10.0 million and $12.5 million, respectively, to repurchase shares of Class A common stock. As of June 30, 2022, $40.3 million remained available under our stock repurchase plan.
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
Tax Receivable Agreement
Exchanges of Grosvenor common units by limited partners of GCMH will result in increases in the tax basis in our share of the assets of GCMH and its subsidiaries that otherwise would not have been available. These increases in tax basis are expected to increase our depreciation and amortization deductions and create other tax benefits, and therefore may reduce the amount of tax that we would otherwise be required to pay in the future. The Tax Receivable Agreement requires us to pay 85% of the amount of these and certain other tax benefits, if any, that we realize (or are deemed to realize in certain circumstances) to the TRA Parties. As of June 30, 2022, the amount payable to related parties pursuant to the tax receivable agreement was $59.3 million.
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
There have been no material changes in our market risks during the six months ended June 30, 2022. For additional information, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors since our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table represents our purchases of common stock and warrants during the three months ended June 30, 2022 for the periods indicated:

	Total Number of Warrants/Shares Purchased (1)		Average Price Paid Per Warrant	Average Price Paid Per Share	Total Number of Warrants Purchased as Part of Publicly Announced Plans or Programs	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2)
	Warrants	Common Stock
April 1-30, 2022	77,297	151,338	$1.22	$9.22	1,211,778	468,300	$30,739,888
May 1-31, 2022	2,282,786	504,308	$0.80	$8.15	3,494,564	972,608	$44,798,020
June 1-30, 2022	—	613,879	$—	$7.35	3,494,564	1,586,487	$40,286,997
Total	2,360,083	1,269,525			3,494,564	1,586,487
____________
(1)For the three months ended June 30, 2022 no shares of Class A common stock equivalents were purchased that we deemed to have been repurchased in conjunction with the payment of tax liabilities in respect of stock delivered to our employees in settlement of vested RSUs.
(2)On August 6, 2021, GCMG’s Board of Directors authorized a stock repurchase plan (the “Repurchase Plan”) of up to an aggregate of $25.0 million, excluding fees and expenses, which may be used to repurchase shares of our outstanding Class A common stock and warrants to purchase shares of our Class A common stock, as well as to satisfy associated tax obligations in connection with the settlement of equity-based awards granted under our 2020 Incentive Award Plan (and any successor equity plan thereto). On February 10, 2022, the aggregate amount authorized under the Repurchase Plan was increased to $45.0 million. On May 5, 2022, GCMG’s Board of Directors further increased its Repurchase Plan authorization by $20.0 million, from $45.0 million as authorized on February 10, 2022 to $65.0 million. The dollar value of shares that may yet be repurchased includes the deemed repurchases of common stock equivalents.
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

GCM GROSVENOR INC.
Date: August 9, 2022	By:	/s/ Michael J. Sacks
Michael J. Sacks
Chief Executive Officer
(Principal Executive Officer)

GCM GROSVENOR INC.
Date: August 9, 2022	By:	/s/ Pamela L. Bentley
Pamela L. Bentley
Chief Financial Officer
(Principal Financial Officer)