Form 10-Q
period 2022-09-30
GCM Grosvenor Inc.
filed 2022-11-09
CIK 1819796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 4, 2022, there were 42,238,879 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding and 144,235,246 shares of the registrant’s Class C common stock, par value $0.0001 per share, outstanding.

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

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including, but not limited to, statements regarding our future results of operations or financial condition; business strategy and plans; market opportunity; changes to government regulations and our ability to comply with new or ongoing requirements; and expectations regarding the impact of COVID-19 and global economic conditions may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth and our objectives for future operations.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GCM Grosvenor Inc.
Condensed Consolidated Statements of Financial Condition
(In thousands, except share and per share amounts)

	As of
	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and cash equivalents	$101,575	$96,185
Management fees receivable	17,249	21,693
Incentive fees receivable	27,219	91,601
Due from related parties	11,927	11,777
Investments	223,969	226,345
Premises and equipment, net	5,589	5,411
Lease right-of-use assets	12,146	—
Intangible assets, net	4,519	6,256
Goodwill	28,959	28,959
Deferred tax assets, net	61,806	68,542
Other assets	54,096	24,855
Total assets	549,054	581,624
Liabilities and Equity (Deficit)
Accrued compensation and benefits	68,494	98,132
Employee related obligations	31,271	30,397
Debt	388,348	390,516
Payable to related parties pursuant to the tax receivable agreement	59,313	59,366
Lease liabilities	15,615	—
Warrant liabilities	10,540	30,981
Accrued expenses and other liabilities	22,440	28,033
Total liabilities	596,021	637,425
Commitments and contingencies (Note 14)

Preferred stock, $0.0001 par value, 100,000,000 shares authorized, none issued	—	—
Class A common stock, $0.0001 par value, 700,000,000 authorized; 42,534,524 and 43,964,090 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	4	4
Class B common stock, $0.0001 par value, 500,000,000 authorized, none issued	—	—
Class C common stock, $0.0001 par value, 300,000,000 authorized; 144,235,246 issued and outstanding as of September 30, 2022 and December 31, 2021	14	14
Additional paid-in capital	—	1,501
Accumulated other comprehensive income (loss)	4,982	(1,007)
Retained earnings	(23,909)	(26,222)
Total GCM Grosvenor Inc. deficit	(18,909)	(25,710)
Noncontrolling interests in subsidiaries	81,835	96,687
Noncontrolling interests in GCMH	(109,893)	(126,778)
Total deficit	(46,967)	(55,801)
Total liabilities and equity (deficit)	$549,054	$581,624

See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues
Management fees	$90,715	$87,796	$275,655	$256,015
Incentive fees	45,467	29,178	67,964	79,619
Other operating income	1,032	1,101	3,083	5,363
Total operating revenues	137,214	118,075	346,702	340,997
Expenses
Employee compensation and benefits	86,502	72,867	213,836	232,054
General, administrative and other	21,982	20,131	66,333	66,314
Total operating expenses	108,484	92,998	280,169	298,368
Operating income	28,730	25,077	66,533	42,629
Investment income (loss)	(2,276)	13,732	7,387	40,239
Interest expense	(5,797)	(5,432)	(16,672)	(14,486)
Other income	87	1,329	88	2,385
Change in fair value of warrant liabilities	(3,790)	(9,550)	17,872	(2,231)
Net other income (expense)	(11,776)	79	8,675	25,907
Income before income taxes	16,954	25,156	75,208	68,536
Provision for income taxes	2,789	2,450	7,133	3,991
Net income	14,165	22,706	68,075	64,545
Less: Net income attributable to redeemable noncontrolling interest	—	—	—	19,827
Less: Net income attributable to noncontrolling interests in subsidiaries	1,719	10,142	7,399	30,439
Less: Net income attributable to noncontrolling interests in GCMH	9,347	8,508	45,246	7,020
Net income attributable to GCM Grosvenor Inc.	$3,099	$4,056	$15,430	$7,259

Earnings per share of Class A common stock:
Basic	$0.07	$0.09	$0.35	$0.17
Diluted	$0.02	$0.03	$0.23	$0.03
Weighted average shares of Class A common stock outstanding:
Basic	43,518,580	44,387,598	44,401,559	43,673,347
Diluted	187,899,485	188,877,077	188,964,526	188,136,198
See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$14,165	$22,706	$68,075	$64,545
Other comprehensive income (loss):
Net change in cash flow hedges	13,861	2,005	40,375	3,349
Foreign currency translation adjustment	(1,278)	(290)	(3,637)	(908)
Total other comprehensive income	12,583	1,715	36,738	2,441
Comprehensive income before noncontrolling interests	26,748	24,421	104,813	66,986
Less: Comprehensive income attributable to redeemable noncontrolling interest	—	—	—	19,827
Less: Comprehensive income attributable to noncontrolling interests in subsidiaries	1,719	10,142	7,399	30,439
Less: Comprehensive income attributable to noncontrolling interests in GCMH	19,065	9,812	73,495	8,891
Comprehensive income attributable to GCM Grosvenor Inc.	$5,964	$4,467	$23,919	$7,829
See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Equity (Deficit)
(Unaudited)
(In thousands)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Noncontrolling Interests in GCMH	Total Equity (Deficit)
Balance at June 30, 2022	$4	$14	$1,775	$(22,400)	$2,984	$82,938	$(110,267)	$(44,952)

Capital contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	395	—	395
Capital distributions paid to noncontrolling interests	—	—	—	—	—	(3,217)	—	(3,217)
Repurchase of Class A common stock	—	—	(1,746)	(79)	—	—	(6,206)	(8,031)
Settlement of equity-based compensation in satisfaction of withholding tax requirements	—	—	(1,326)	—	—	—	(4,527)	(5,853)
Partners’ distributions	—	—	—	—	—	—	(19,525)	(19,525)
Deemed contributions	—	—	—	—	—	—	7,329	7,329
Net change in cash flow hedges	—	—	—	—	3,157	—	10,704	13,861
Translation adjustment	—	—	—	—	(292)	—	(986)	(1,278)
Equity-based compensation	—	—	1,238	—	—	—	4,208	5,446
Declared dividends	—	—	—	(4,499)	—	—	—	(4,499)
Deferred tax and other tax adjustments	—	—	59	—	(867)	—	—	(808)
Equity reallocation between controlling and non-controlling interests	—	—	—	(30)	—	—	30	—
Net income	—	—	—	3,099	—	1,719	9,347	14,165
Balance at September 30, 2022	$4	$14	$—	$(23,909)	$4,982	$81,835	$(109,893)	$(46,967)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Noncontrolling Interests in GCMH	Total Equity (Deficit)
Balance at December 31, 2021	$4	$14	$1,501	$(26,222)	$(1,007)	$96,687	$(126,778)	$(55,801)

Capital contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	1,359	—	1,359
Capital distributions paid to noncontrolling interests	—	—	—	—	—	(23,610)	—	(23,610)
Repurchase of Class A common stock	—	—	(4,623)	(79)	—	—	(15,787)	(20,489)
Settlement of equity-based compensation in satisfaction of withholding tax requirements	—	—	(1,464)	—	—	—	(4,981)	(6,445)
Partners’ distributions	—	—	—	—	—	—	(71,664)	(71,664)
Deemed contributions	—	—	—	—	—	—	21,471	21,471
Net change in cash flow hedges	—	—	—	—	9,327	—	31,048	40,375
Translation adjustment	—	—	—	—	(838)	—	(2,799)	(3,637)
Equity-based compensation	—	—	4,583	—	—	—	15,270	19,853
Declared dividends	—	—	—	(13,957)	—	—	—	(13,957)
Deferred tax and other tax adjustments	—	—	3	—	(2,500)	—	—	(2,497)
Equity reallocation between controlling and non-controlling interests	—	—	—	919	—	—	(919)	—
Net income	—	—	—	15,430	—	7,399	45,246	68,075
Balance at September 30, 2022	$4	$14	$—	$(23,909)	$4,982	$81,835	$(109,893)	$(46,967)

See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Equity (Deficit) — (Continued)
(Unaudited)
(In thousands)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Noncontrolling Interests in GCMH	Total Equity (Deficit)	Redeemable Noncontrolling Interest
Balance at June 30, 2021	$4	$14	$15,383	$(33,185)	$(2,209)	$98,707	$(128,532)	$(49,818)	$125,923

Capital contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	500	—	500	—
Capital distributions paid to noncontrolling interests	—	—	—	—	—	(4,910)	—	(4,910)	—
Capital distributions paid to redeemable noncontrolling interest	—	—	—	—	—	—	—	—	(34,464)
Exercise of Mosaic Call Right	—	—	(14,033)	—	—	—	(47,462)	(61,495)	(91,459)
Settlement of equity-based compensation in satisfaction of withholding tax requirements	—	—	(2,479)	(499)	—	—	(3,921)	(6,899)	—
Partners’ distributions	—	—	—	—	—	—	(19,295)	(19,295)	—
Deemed contributions	—	—	—	—	—	—	6,029	6,029	—
Net change in cash flow hedges	—	—	—	—	479	—	1,526	2,005	—
Translation adjustment	—	—	—	—	(68)	—	(222)	(290)	—
Equity-based compensation	—	—	1,345	—	—	—	4,470	5,815	—
Declared dividends	—	—	—	(4,235)	—	—	—	(4,235)	—
Deferred tax and other tax adjustments	—	—	(216)	—	(47)	—	—	(263)	—
Equity reallocation between controlling and non-controlling interests	—	—	—	(1,914)	—	—	1,914	—	—
Net income (loss)	—	—	—	4,056	—	10,142	8,508	22,706	—
Balance at September 30, 2021	$4	$14	$—	$(35,777)	$(1,845)	$104,439	$(176,985)	$(110,150)	$—

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Noncontrolling Interests in GCMH	Total Equity (Deficit)	Redeemable Noncontrolling Interest
Balance at December 31, 2020	$4	$14	$2,705	$(29,832)	$(2,233)	$94,013	$(146,861)	$(82,190)	$115,121

Capital contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	2,558	—	2,558	11
Capital distributions paid to noncontrolling interests	—	—	—	—	—	(22,571)	—	(22,571)	—
Capital distributions paid to redeemable noncontrolling interest	—	—	—	—	—		—	—	(43,500)
Issuance of Class A common stock due to exercised warrants	—	—	5,252	—	—	—	18,064	23,316	—
Exercise of Mosaic Call Right	—	—	(14,033)	—	—	—	(47,462)	(61,495)	(91,459)
Settlement of equity-based compensation in satisfaction of withholding tax requirements	—	—	(2,479)	(499)	—	—	(3,921)	(6,899)	—
Partners’ distributions	—	—	—	—	—	—	(57,998)	(57,998)	—
Deemed contributions	—	—	—	—	—	—	20,958	20,958	—
Net change in cash flow hedges	—	—	—	—	777	—	2,572	3,349	—
Translation adjustment	—	—	—	—	(207)	—	(701)	(908)	—
Equity-based compensation	—	—	8,654	—	—	—	29,430	38,084	—
Declared dividends	—	—	—	(10,791)	—	—	—	(10,791)	—
Deferred tax and other tax adjustments	—	—	(99)	—	(182)	—	—	(281)	—
Equity reallocation between controlling and non-controlling interests	—	—	—	(1,914)	—	—	1,914	—	—
Net income (loss)	—	—	—	7,259	—	30,439	7,020	44,718	19,827
Balance at September 30, 2021	$4	$14	$—	$(35,777)	$(1,845)	$104,439	$(176,985)	$(110,150)	$—
See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$68,075	$64,545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,913	3,037
Equity-based compensation	19,853	38,083
Deferred taxes	4,405	2,083
Other non-cash compensation	1,157	2,704
Partnership interest-based compensation	21,471	20,958
Amortization of debt issuance costs	832	743
Amortization of terminated swap	4,068	3,263
Loss on extinguishment of debt	—	675
Change in fair value of derivatives	—	212
Change in fair value of warrant liabilities	(17,872)	2,231
Amortization of deferred rent	26	(1,184)
Proceeds received from investments	18,701	15,417
Non-cash investment (income) loss, net	(7,387)	(40,239)
Other	(82)	49
Change in assets and liabilities:
Management fees receivable	4,143	(2,484)
Incentive fees receivable	64,382	41,150
Due from related parties	(150)	1,891
Lease right-of-use assets and lease liabilities, net	(1,235)	—
Other assets	5,866	25,367
Accrued compensation and benefits	(29,179)	(1,344)
Employee related obligations	(122)	181
Accrued expenses and other liabilities	64	(32,542)
Net cash provided by operating activities	159,929	144,796
Cash flows from investing activities
Purchases of premises and equipment	(1,398)	(392)
Proceeds from assignment of aircraft share interest	—	1,337
Contributions/subscriptions to investments	(23,164)	(20,808)
Distributions from investments	14,224	7,910
Net cash used in investing activities	(10,338)	(11,953)
Cash flows from financing activities
Capital contributions received from noncontrolling interests	1,359	2,569
Capital distributions paid to partners and member	(71,664)	(57,998)
Capital distributions paid to noncontrolling interests	(23,610)	(66,071)
Exercise of Mosaic call option	—	(150,122)
Proceeds from senior loan issuance	—	110,000
Principal payments on senior loan	(3,000)	(52,259)
Debt issuance costs	—	(3,080)
Payments to repurchase Class A common stock	(20,489)	—
Proceeds from exercise of warrants	—	24,468
Payments to repurchase warrants	(2,569)	(450)
Settlement of equity-based compensation in satisfaction of withholding tax requirements	(6,445)	(6,899)
Dividends paid	(13,801)	(10,120)
Net cash used in financing activities	(140,219)	(209,962)
Effect of exchange rate changes on cash	(3,982)	(1,046)
Net increase (decrease) in cash and cash equivalents	$5,390	$(78,165)
Cash and cash equivalents
Beginning of period	96,185	198,146
End of period	$101,575	$119,981
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$12,067	$10,080
Cash paid during the period for income taxes	$6,605	$4,027
Supplemental disclosure of non-cash information from financing activities
Deemed contributions from GCMH Equityholders	$21,471	$20,958
Establishment of deferred tax assets, net related to tax receivable agreement and the Transaction	$3	$(99)
Dividends declared but not paid	$1,130	$669
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
GCMG was incorporated on July 27, 2020 under the laws of the State of Delaware for the purpose of consummating the Transaction and merging with CF Finance Acquisition Corp. (“CFAC”), which was incorporated on July 9, 2014 under the laws of the State of Delaware. GCMG owns all of the equity interests of GCM Grosvenor Holdings, LLC (“IntermediateCo”), formerly known as CF Finance Intermediate Acquisition, LLC until November 18, 2020, which is the general partner of GCMH subsequent to the Transaction. GCMG’s ownership (through IntermediateCo) of GCMH as of September 30, 2022 and December 31, 2021 was approximately 22.8% and 23.4%, respectively.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all necessary adjustments (which consists of only normal recurring items) have been made to fairly present the Condensed Consolidated Financial Statements for the interim periods presented. Results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”).
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

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

Inflation Reduction Act
On August 16, 2022, the Inflation Reduction Act (the “IRA”) was signed into law. The IRA contains a number of tax related provisions including a 15% minimum corporate income tax on certain large corporations as well as a 1% excise tax on stock repurchases. The Company is in the process of evaluating the IRA but does not expect it to have a material impact on the Company’s consolidated financial statements.
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

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

4. Revenue
For the three and nine months ended September 30, 2022 and 2021, management fees and incentive fees consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Management fees	2022	2021	2022	2021
Management fees, net	$87,600	$85,521	$267,669	$248,826
Fund expense reimbursement revenue	3,115	2,275	7,986	7,189
Total management fees	$90,715	$87,796	$275,655	$256,015

	Three Months Ended September 30,		Nine Months Ended September 30,
Incentive fees	2022	2021	2022	2021
Performance fees	$1,006	$316	$2,324	$9,320
Carried interest	44,461	28,862	65,640	70,299
Total incentive fees	$45,467	$29,178	$67,964	$79,619
The Company recognized revenues of $0.4 million for the nine months ended September 30, 2022, compared with $0.6 million and $2.3 million during the three and nine months ended September 30, 2021, respectively, that were previously received and deferred at the beginning of the respective periods. The Company did not recognize revenue during the three months ended September 30, 2022 that was previously deferred.
5. Investments
Investments consist of the following:

	As of
	September 30, 2022	December 31, 2021
Equity method investments	$213,024	$214,153
Other investments	10,945	12,192
Total investments	$223,969	$226,345
As of September 30, 2022 and December 31, 2021, the Company held investments of $224.0 million and $226.3 million, respectively, of which $71.0 million and $88.0 million were owned by noncontrolling interest holders, respectively. Future net income (loss) and cash flow from investments held by noncontrolling interest holders will not be attributable to the Company.
See Note 6 for fair value disclosures of certain investments held within other investments.
6. Fair Value Measurements
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis and level of inputs used for such measurements as of September 30, 2022 and December 31, 2021:

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

	Fair Value as of September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$3,064	$—	$—	$3,064
Interest rate derivatives	—	39,003	—	39,003
Other investments	—	—	9,763	9,763
Total assets	$3,064	$39,003	$9,763	$51,830

Liabilities
Public warrants	$9,903	$—	$—	$9,903
Private warrants	—	—	637	637
Total liabilities	$9,903	$—	$637	$10,540

	Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$27,209	$—	$—	$27,209
Interest rate derivatives	—	2,695	—	2,695
Other investments	—	—	11,010	11,010
Total assets	$27,209	$2,695	$11,010	$40,914

Liabilities
Public warrants	$29,397	$—	$—	$29,397
Private warrants	—	—	1,584	1,584
Total liabilities	$29,397	$—	$1,584	$30,981
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
Other Investments
Investments in the subordinated notes of a structured alternatives investment solution are not publicly traded and are classified as Level 3. Management determines the fair value of these other investments using a discounted cash flow analysis (“Cash Flow Analysis”). These positions were classified as Level 3 as of September 30, 2022 and December 31, 2021 because of the use of significant unobservable inputs in the Cash Flow Analysis as follows:

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

	September 30, 2022		December 31, 2021		Impact to Valuation from an Increase in Input[2]
Significant Unobservable Inputs[1]	Range	Weighted Average	Range	Weighted Average
Discount rate[3]	25.5% – 26.5%	26.0%	25.0%	N/A	Decrease
Expected term (years)	10 – 15	N/A	10 – 15	N/A	Decrease
Expected return – liquid assets[4]	2.0% – 6.0%	5.0%	3.0% - 7.0%	4.9%	Increase
Expected total value to paid in capital – private assets[5]	1.32x – 2.40x	1.87x	1.20x – 2.65x	1.90x	Increase
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
The resulting fair value of $9.8 million and $11.0 million was recorded within investments in the Condensed Consolidated Statements of Financial Condition as of September 30, 2022 and December 31, 2021, respectively.
The following table presents changes in Level 3 assets measured at fair value for the three and nine months ended September 30, 2022:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Balance at beginning of period	$9,956	$11,010
Change in fair value	(193)	(1,247)
Balance at end of period	$9,763	$9,763
Public Warrants
The public warrants are valued using quoted market prices on the Nasdaq Stock Market LLC under the ticker GCMGW.
Private Warrants
The private warrants were classified as Level 3 as of September 30, 2022 and December 31, 2021 because of the use of significant unobservable inputs in the valuation, however the overall private warrant valuation and change in fair value are not material to the Condensed Consolidated Financial Statements.
The valuations for the private warrants were determined to be $0.71 and $1.76 per unit as of September 30, 2022 and December 31, 2021, respectively. The resulting fair values of $0.6 million and $1.6 million were recorded within warrant liabilities in the Condensed Consolidated Statements of Financial Condition as of September 30, 2022 and December 31, 2021, respectively.
See Note 8 for additional information regarding the warrant activity for the three and nine months ended September 30, 2022.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
The following table presents changes in Level 3 liabilities measured at fair value for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$(408)	$(1,557)	$(1,584)	$(6,372)
Transfer out of Level 3	—	—	—	2,952
Change in fair value	(229)	(459)	947	1,404
Balance at end of period	$(637)	$(2,016)	$(637)	$(2,016)
7. Equity
The following table shows a rollforward of the common stock outstanding for the three and nine months ended September 30, 2022:

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Class A common stock	Class B common stock	Class C common stock	Class A common stock	Class B common stock	Class C common stock
Beginning of period	42,530,342	—	144,235,246	43,964,090	—	144,235,246
Exercise of warrants	—	—	—	30	—	—
Net shares delivered for vested RSUs	1,046,453	—	—	1,120,432	—	—
Repurchase of Class A Shares	(1,042,271)	—	—	(2,550,028)	—	—
End of period	42,534,524	—	144,235,246	42,534,524	—	144,235,246
As of September 30, 2022, 127,498 RSUs were vested, but not yet delivered, and are therefore not yet included in outstanding Class A common stock.
Dividends are reflected in the Condensed Consolidated Statements of Equity (Deficit) when declared by the Board of Directors. The table below summarizes dividends declared to date during 2022:

Declaration Date	Dividend per Common Share	Record Date	Payment Date
February 10, 2022	$0.10	March 1, 2022	March 15, 2022
May 5, 2022	$0.10	June 1, 2022	June 15, 2022
August 8, 2022	$0.10	September 1, 2022	September 15, 2022
November 7, 2022	$0.11	December 1, 2022	December 15, 2022
Dividend equivalent payments of $1.1 million were accrued for holders of RSUs as of September 30, 2022. Distributions to partners represent distributions made to GCMH Equityholders.
On August 6, 2021, GCMG’s Board of Directors authorized a stock repurchase plan of up to an aggregate of $25.0 million, excluding fees and expenses, which may be used to repurchase shares of the Company’s outstanding Class A common stock and warrants to purchase shares of Class A common stock. Class A common stock and warrants may be repurchased from time to time in open market transactions, in privately negotiated transactions, including with employees or otherwise, pursuant to the requirements of Rule 10b5-1 and Rule 10b-18 of the Exchange Act, as well as to retire (by cash settlement or the payment of tax withholding amounts upon net settlement) equity-based awards granted under our 2020 Incentive Award Plan (and any successor plan thereto), with the terms and conditions of these repurchases depending on legal requirements, price, market and economic conditions and other factors. The Company is not obligated under the terms of the plan to repurchase any of its Class A common stock or warrants, the program has no expiration date and the Company may suspend or terminate the program at any time without prior notice. Any shares of Class A common stock and any warrants

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

repurchased as part of this program will be canceled. On February 10, 2022, GCMG’s Board of Directors increased its stock repurchase authorization for shares and warrants by $20.0 million, from $25.0 million to $45.0 million. On May 5, 2022, GCMG’s Board of Directors further increased its stock repurchase authorization for shares and warrants by $20.0 million, from $45.0 million to $65.0 million.
In the three and nine months ended September 30, 2022, the Company is deemed to have repurchased 679,687 and 740,699 shares withheld in connection with the payment of tax liabilities on behalf of employees upon the settlement of vested RSUs for $5.9 million and $6.4 million, or an average of $8.61 and $8.70 per share. In the nine months ended September 30, 2022, the Company repurchased 2,812,764 public warrants to purchase shares of Class A common stock for $2.6 million, or an average of $0.91 per warrant. No warrants were repurchased during the three months ended September 30, 2022. In the three and nine months ended September 30, 2022, the Company repurchased 1,042,271 and 2,550,028 shares of Class A common stock, respectively, for $8.0 million and $20.5 million, respectively, or an average of $7.70 and $8.03 per share, respectively. As of September 30, 2022, the Company had $26.4 million remaining under the stock repurchase plan.
On November 7, 2022, the Company’s Board of Directors increased its stock repurchase authorization for shares and warrants by $25 million, from $65 million to $90 million.
8. Warrants
The following table shows a rollforward of public and private warrants outstanding for the three and nine months ended September 30, 2022:

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Public Warrants	Private Warrants	Total	Public Warrants	Private Warrants	Total
Outstanding, beginning of period	16,784,970	900,000	17,684,970	19,597,764	900,000	20,497,764
Exercises of warrants	—	—	—	(30)	—	(30)
Repurchases	—	—	—	(2,812,764)	—	(2,812,764)
Outstanding, end of period	16,784,970	900,000	17,684,970	16,784,970	900,000	17,684,970
Pursuant to the stock repurchase plan described in Note 7, during the nine months ended September 30, 2022, the Company repurchased 2,812,764 public warrants for $2.6 million, or an average of $0.91 per warrant. No warrants were repurchased during the three months ended September 30, 2022.
9. Variable Interest Entities
The Company consolidates certain VIEs in which it is determined that the Company is the primary beneficiary.
The Company holds variable interests in certain entities that are VIEs which are not consolidated, as it is determined that the Company is not the primary beneficiary. The Company’s involvement with such entities is generally in the form of direct equity interests in, and fee arrangements with, the entities in which it also serves as the general partner or managing member. The Company evaluated its variable interests in the VIEs and determined it is not considered the primary beneficiary of the entities primarily because it does not have interests in the entities that could potentially be significant. No reconsideration events that caused a change in the Company’s consolidation conclusions occurred during either the nine months ended September 30, 2022 or the year ended December 31, 2021. As of September 30, 2022 and December 31, 2021, the total unfunded commitments from the special limited partner and general partners to the unconsolidated VIEs were $35.3 million and $34.7 million, respectively. These commitments are the primary source of financing for the unconsolidated VIEs.
The following table sets forth certain information regarding the VIEs in which the Company holds a variable interest but does not consolidate. The assets recognized on the Company’s Condensed Consolidated Statements of Financial Condition relate to the Company’s interests in and management fees, incentive fees and third party costs receivables from these non-consolidated VIEs. The Company’s maximum exposure to loss relating to non-consolidated VIEs as of September 30, 2022 and December 31, 2021 were as follows:

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

	As of
	September 30, 2022	December 31, 2021
Investments	$101,653	$104,609
Receivables	15,590	13,554
Maximum exposure to loss	$117,243	$118,163
The above table includes investments in VIEs which are owned by noncontrolling interest holders of approximately $40.7 million and $50.4 million as of September 30, 2022 and December 31, 2021, respectively.
10. Employee Compensation and Benefits
For the three and nine months ended September 30, 2022 and 2021, employee compensation and benefits consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash-based employee compensation and benefits	$39,833	$39,792	$121,997	$122,629
Equity-based compensation	5,706	5,878	21,191	38,518
Partnership interest-based compensation	7,329	6,029	21,471	20,958
Carried interest compensation	25,946	16,708	37,840	41,164
Cash-based incentive fee related compensation	7,367	3,380	10,180	6,081
Other non-cash compensation	321	1,080	1,157	2,704
Total employee compensation and benefits	$86,502	$72,867	$213,836	$232,054
Partnership Interest in Holdings, Holdings II and Management LLC
Payments to the employees for partnership interest awards are made by Holdings, Holdings II and Management LLC. As a result, the Company records a non-cash profits interest compensation charge and an offsetting deemed contribution to equity (deficit) to reflect the payments made by the GCMH Equityholders. As the payments are made by Holdings, Holdings II and Management LLC, the expense that is pushed down to GCMH and the offsetting deemed contribution are each attributed solely to noncontrolling interests in GCMH. Any liability related to the awards is recognized at Holdings, Holdings II or Management LLC as Holdings, Holdings II or Management LLC is the party responsible for satisfying the obligation, and is not shown in the Company’s Condensed Consolidated Financial Statements. The Company has recorded deemed contributions to equity (deficit) from Holdings, Holdings II and Management LLC of approximately $7.3 million and $6.0 million for the three months ended September 30, 2022 and 2021, respectively, and $21.5 million and $21.0 million for the nine months ended September 30, 2022 and 2021, respectively, for partnership interest-based compensation expense which will ultimately be paid by Holdings, Holdings II or Management LLC.
The Company has modified awards to certain individuals upon their voluntary retirement or intention to retire as employees. These awards generally include a stated target amount that, upon payment, terminates the recipient’s rights to future distributions and allows for a lump sum buy-out of the awards, at the discretion of the managing member of Holdings, Holdings II, and Management LLC. The awards are accounted for as partnership interest-based compensation at the fair value of these expected future payments, in the period the employees accepted the offer. Partnership interest-based compensation expense related to award modifications of $1.6 million was recognized for each of the three months ended September 30, 2022 and 2021, and $4.7 million was recognized for each of the nine months ended September 30, 2022 and 2021.
The liability associated with awards that contain a stated target has been retained by Holdings as of September 30, 2022 and December 31, 2021 and is re-measured at each reporting date, with any corresponding changes in liability being reflected as employee compensation and benefits expense of the Company. Certain recipients had unvested stated target payments of $1.6 million and $7.8 million as of September 30, 2022 and 2021, respectively, which has not been reflected as employee

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
compensation and benefits expense by the Company. The Company recognized partnership interest-based compensation expense of $5.6 million and $4.5 million for the three months ended September 30, 2022 and 2021, respectively, and $16.6 million and $16.3 million for the nine months ended September 30, 2022 and 2021, respectively, related to profits interest awards that are in substance profit-sharing arrangements.
In the third quarter of 2022, GCMH Equityholders entered into an agreement that will transfer equity ownership between certain existing employee members of the GCMH Equityholders (“GCMH Equityholders Awards”). The GCMH Equityholders Awards will entitle recipients to receive Class A common stock upon vesting. The non-cash awards serve to transfer equity ownership from existing GCMH Equityholders to other existing member employees upon vesting. The GCMH Equityholders Awards do not dilute Class A common stockholders and do not impact cash flows of the Company. The GCMH Equityholders Awards are accounted for under ASC 718, Compensation—Stock Compensation. The awards generally will vest in May 2025 and do not entitle the recipients to dividends or distributions made on Class A common stock during the vesting period. As such, the fair value of the GCMH Equityholders Awards is based on the closing price of Class A common stock on the accounting grant date less the present value of dividends expected to be paid during the vesting period. GCMH Equityholders can settle the awards upon vesting by exchanging outstanding GCMH common units or by otherwise acquiring and delivering Class A common stock, and therefore the vesting of such awards will not dilute Class A common stockholders. The GCMH Equityholders Awards therefore have no economic impact on Class A common stockholders. As such, the expense that is pushed down to GCMH and the offsetting deemed contribution are each attributed solely to noncontrolling interests in GCMH, consistent with the accounting for payments to employees described above. The GCMH Equityholders Awards had an aggregate grant date fair value of $15.5 million. The Company recognized partnership interest-based compensation expense related to the GCMH Equityholders Awards of $0.2 million for each of the three and nine months ended September 30, 2022. As of September 30, 2022, total unrecognized compensation expense related to unvested GCMH Equityholders Awards was $15.3 million and is expected to be recognized over the remaining weighted average period of 2.6 years.
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
In March 2022, the Company granted 1.1 million RSUs with an aggregate grant date fair value of $10.8 million to certain employees. Of the RSUs granted, the Company intends to settle approximately 0.1 million RSUs in cash. In addition to the March 2022 grant, an additional 0.3 million RSUs with an aggregate grant date fair value of $2.5 million were granted to certain employees during the nine months ended September 30, 2022.
Upon delivery, the Company may withhold the number of shares to satisfy the statutory withholding tax obligation and deliver the net number of resulting shares vested. The March 2021 and March 2022 grants generally vest one-third at the grant date with the remainder over two years in equal annual installments. Other awards generally vest over a one to three year period. See Note 10 for additional information regarding GCMH Equityholders Awards.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

A summary of non-vested RSU activity for the nine months ended September 30, 2022 is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of December 31, 2021	3,004,411	$12.84
Granted	1,373,816	9.67
Vested	(1,999,286)	12.00
Forfeited	(77,669)	12.85
Balance as of September 30, 2022	2,301,272	$11.67
The total grant-date fair value of RSUs that vested during the nine months ended September 30, 2022 was $24.0 million. For the three months ended September 30, 2022 and 2021, $5.7 million and $5.9 million of compensation expense related to RSUs was recorded within employee compensation and benefits in the Condensed Consolidated Statements of Income, respectively. For the nine months ended September 30, 2022 and 2021, $21.2 million and $38.5 million of compensation expense related to the RSUs was recorded within employee compensation and benefits in the Condensed Consolidated Statements of Income, respectively. As of September 30, 2022, total unrecognized compensation expense related to unvested RSUs was $14.3 million and is expected to be recognized over the remaining weighted average period of 1.2 years.
The total tax benefit recognized related to the delivered RSUs for the nine months ended September 30, 2022 and 2021 was $0.9 million and $1.3 million, respectively.
12. Debt
The table below summarizes the outstanding debt balance as of September 30, 2022 and December 31, 2021:

	As of
	September 30, 2022	December 31, 2021
Senior loan	$394,000	$397,000
Less: debt issuance costs	(5,652)	(6,484)
Total debt	$388,348	$390,516
Maturities of debt for the next five years and thereafter are as follows:

Year Ended December 31,
Remainder of 2022	$1,000
2023	4,000
2024	4,000
2025	4,000
2026	4,000
Thereafter	377,000
Total	$394,000
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
Concurrently with the effectiveness of the Amended Credit Agreement, the Company made a voluntary prepayment on the Senior Loan in an aggregate principal amount of $50.3 million. As a result of the prepayment in February 2021, the Company recorded an expense of $0.7 million related to the acceleration of deferred debt issuance costs, which was recorded within other income in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2021. The Company capitalized $0.9 million of debt issuances costs related to payments to lenders in connection with the amendment and extension of its Senior Loan, which was recorded within debt in the Condensed Consolidated Statements of Financial Condition, and expensed $2.6 million of third-party costs related to the amendment which was recorded within general, administrative and other in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2021.
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
In addition to the scheduled principal repayments, the Company is required to offer to make prepayments of Consolidated Excess Cash Flow (“Cash Flow Payments”) no later than five days following the date the quarterly financial statements are due if the leverage ratio exceeds 2.50x. The Cash Flow Payments were calculated as defined in the Senior Loan agreement based on a percentage of calculated excess cash. During the three and nine months ended September 30, 2022, the Company did not make any Cash Flow Payments.
As of September 30, 2022 and December 31, 2021, $394.0 million and $397.0 million of Incremental 2028 Term Loans were outstanding, respectively, with weighted average interest rates of 3.65% and 3.25% for the nine months ended September 30, 2022 and 2021, respectively.
Under the credit and guaranty agreement governing the terms of the Senior Loan, the Company must maintain certain leverage and interest coverage ratios. The credit and guaranty agreement also contains other covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur debt and restrict the Company and its subsidiaries ability to merge or consolidate, or sell or convey all or substantially all of the Company’s assets. As of September 30, 2022, the Company was in compliance with all covenants.
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
Credit Facility
Concurrent with the issuance of the Senior Loan, the Company entered into a $50.0 million revolving credit facility (“Credit Facility”). The Credit Facility matures on February 24, 2026 and carries an unused commitment fee that is paid quarterly. There were no outstanding borrowings related to the Credit Facility as of each of September 30, 2022 and December 31, 2021.
Other
Certain subsidiaries of the Company agree to jointly and severally guarantee, as primary obligor and not merely as surety guarantee the obligations of their parent entity, GCMH.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

Amortization of deferred debt issuance costs was $0.2 million for each of the three months ended September 30, 2022 and 2021, and $0.8 million and $0.7 million for the nine months ended September 30, 2022 and 2021, respectively. These amounts were recorded within interest expense in the Condensed Consolidated Statements of Income.
The carrying value of the Senior Loan, excluding the unamortized debt issuance costs presented as a reduction to the principal balance, approximated the fair value as of September 30, 2022 and December 31, 2021. As the Senior Loan was not accounted for at fair value, it was not included in the Company’s fair value hierarchy in Note 6, however had it been included, it would have been classified in Level 2.
13. Interest Rate Derivatives
The Company has entered into various derivative agreements with financial institutions to hedge interest rate risk related to its outstanding debt. The Company had the following interest rate derivatives recorded as an asset within other assets in the Condensed Consolidated Statements of Financial Condition as of September 30, 2022 and December 31, 2021:

Derivative	Notional Amount	Fair Value as of September 30, 2022	Fair Value as of December 31, 2021	Fixed Rate Paid	Floating Rate Received	Effective Date(2)	Maturity Date
Interest rate swap	$232,000	$30,309	$2,264	1.33%	1 month LIBOR (1)	March 2021	February 2028
Interest rate swap	68,000	8,694	431	1.39%	1 month LIBOR (1)	July 2021	February 2028
		$39,003	$2,695
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
A rollforward of the amounts in accumulated other comprehensive income (loss) (“AOCI”) related to interest rate derivatives designated as cash flow hedges is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Derivative gain (loss) at beginning of period	$22,892	$(9,819)	$(3,622)	$(11,163)
Amount recognized in other comprehensive income	12,489	(13)	35,241	(1,633)
Amount reclassified from accumulated other comprehensive loss to interest expense	1,372	2,018	5,134	4,982
Derivative gain (loss) at end of period	36,753	(7,814)	36,753	(7,814)
Less: gain (loss) attributable to noncontrolling interests in GCMH	28,090	(6,171)	28,090	(6,171)
Derivative gain (loss) at end of period, net	$8,663	$(1,643)	$8,663	$(1,643)
On February 24, 2021, the Company terminated derivative instruments which were entered into in 2017 and 2018. Prior to termination, certain derivative instruments did not qualify for hedge accounting due to floor rate mismatches and as a result, all changes in fair value for those derivative instruments were reflected within other income (expense) in the Condensed Consolidated Statements of Income. The amount previously recorded as a hedge in AOCI remains in AOCI and was recorded in interest expense within the Condensed Consolidated Statements of Income over the original life of the swap. The Company reclassified $1.4 million for each of the three months ended September 30, 2022 and 2021, and $4.1 million and $3.3 million for the nine months ended September 30, 2022 and 2021, respectively, from AOCI to interest expense relating to the terminated

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
derivative instrument that initially qualified for hedge accounting. Prior to terminating the instruments in February 2021, the Company recognized a gain of $1.9 million related to interest rate contracts not designated as hedging instruments, which was recorded within other income (expense) in the Condensed Consolidated Statements of Income during the nine months ended September 30, 2021.
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
The fair values of the interest rate swaps are based on observable market inputs and represent the net amount required to terminate the positions, taking into consideration market rates and non-performance risk. Refer to Note 6 for further details.
As of September 30, 2022, all of the Company’s derivative exposure is with one financial institution. By using derivatives, the Company is exposed to counterparty credit risk if the counterparty to the derivative contracts does not perform as expected. If a counterparty fails to perform, the Company's counterparty credit risk is equal to the amount reported as a derivative asset in the Condensed Consolidated Statements of Financial Condition. The Company minimizes counterparty credit risk through credit approvals and monitoring procedures, where appropriate.
See Note 18 for more information regarding the Company’s termination of the 2028 Swap Agreement and 2028 Incremental Swap Agreement effective November 1, 2022. During the next twelve months, the Company expects to reclassify approximately $5.1 million from AOCI to interest expense (which will offset interest expense), including the impact of the swap terminations.
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
The Company had $84.1 million and $83.5 million of unfunded investment commitments as of September 30, 2022 and December 31, 2021, respectively, representing general partner capital funding commitments to several of the GCM Funds.
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
The components of operating lease expense recorded within general, administrative and other in the Condensed Consolidated Statements of Income were as follows:

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Operating lease cost(1)	$1,888	$5,672
Variable lease cost(2)	870	3,047
Less: sublease income	49	145
Total lease cost	$2,709	$8,574
____________
(1)Includes less than $0.1 million and $0.2 million of short term lease expense for the three months and nine months ended September 30, 2022, respectively.
(2)Includes common area maintenance charges and other variable costs not included in the measurement of ROU assets and lease liabilities.
The following table summarizes cash flows and other supplemental information related to our operating leases:

Nine Months Ended September 30, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$6,547
Non-cash ROU assets obtained in exchange for new operating leases	$693
Weighted average remaining lease term in years	3.0 years
Weighted average discount rate	3.7%
As of September 30, 2022, the maturities of operating lease liabilities were as follows:

Remainder of 2022	$2,203
2023	7,280
2024	3,636
2025	3,544
2026	1,974
Thereafter	—
Total lease payments	18,637
Less: minimum future rental payments for which the lease has not commenced	(2,084)
Total lease payments for which the Company has a right-of-use-asset and corresponding liability	16,553
Less: imputed interest	(938)
Total operating lease liabilities	$15,615
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
The Company incurs certain costs, primarily related to accounting, client reporting, investment-decision making and treasury-related expenditures, for which it receives reimbursement from the GCM Funds in connection with its performance obligations to provide investment management services. Due from related parties in the Condensed Consolidated Statements of Financial Condition includes net receivables of $11.9 million and $11.7 million as of September 30, 2022 and December 31, 2021, respectively, paid on behalf of affiliated entities that are reimbursable to the Company.
Our executive officers, senior professionals, and certain current and former employees and their families invest on a discretionary basis in GCM Funds, and such investments are generally not subject to management fees and performance fees. As of September 30, 2022 and December 31, 2021, such investments and future commitments were $378.8 million and $441.8 million in aggregate, respectively.
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
From time to time, certain of the Company’s executive officers utilize a private business aircraft, including an aircraft wholly owned or controlled by members of Holdings. Additionally, the Company arranges for the use of the private business aircraft through a number of charter services, including entities predominantly or wholly owned or controlled by members of Holdings. The Company paid, net of reimbursements, approximately $0.6 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively, and $2.0 million and $0.8 million for the nine months ended September 30, 2022 and 2021, respectively, to utilize aircraft and charter services wholly owned or controlled by members of Holdings, which is recorded within general, administrative and other in the Condensed Consolidated Statements of Income.
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
The Company’s effective tax rate was 16% and 10% for the three months ended September 30, 2022 and 2021, respectively, and 9% and 6% for the nine months ended September 30, 2022 and 2021, respectively. These rates were different

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

than the statutory rate primarily due to the portion of income allocated to the noncontrolling interest holders, a valuation allowance recorded against deferred tax assets and discrete tax adjustments recorded in the periods.
As of September 30, 2022, the Company had no unrecognized tax positions and believes there will be no changes to uncertain tax positions within the next 12 months.
17. Earnings Per Share
The following is a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator for earnings per share calculation:
Net income attributable to GCM Grosvenor Inc., basic	$3,099	$4,056	$15,430	$7,259
Exercise of private warrants	—	—	—	(303)
Exchange of Partnership units	1,289	2,221	27,917	(1,754)
Assumed vesting of RSUs	—	—	—	2
Net income attributable to common stockholders, diluted	4,388	6,277	43,347	5,204

Denominator for earnings per share calculation:
Weighted-average shares, basic	43,518,580	44,387,598	44,401,559	43,673,347
Exercise of private warrants - incremental shares under the treasury stock method	—	—	—	120,083
Exchange of Partnership units	144,235,246	144,235,246	144,235,246	144,235,246
Assumed vesting of RSUs - incremental shares under the treasury stock method	145,659	254,233	327,721	107,522
Weighted-average shares, diluted	187,899,485	188,877,077	188,964,526	188,136,198

Basic EPS
Net income attributable to common stockholders, basic	$3,099	$4,056	$15,430	$7,259
Weighted-average shares, basic	43,518,580	44,387,598	44,401,559	43,673,347
Net income per share attributable to common stockholders, basic	$0.07	$0.09	$0.35	$0.17

Diluted EPS
Net income attributable to common stockholders, diluted	$4,388	$6,277	$43,347	$5,204
Weighted-average shares, diluted	187,899,485	188,877,077	188,964,526	188,136,198
Net income per share attributable to common stockholders, diluted	$0.02	$0.03	$0.23	$0.03
When applying the if-converted method to calculate the potential dilutive impact of the exchangeable common units of the Partnership, the earnings per share numerator adjustment reflects the net income attributable to noncontrolling interests in GCMH, as reported, adjusted for the hypothetical incremental provision (benefit) for income taxes that would have been recorded by the Company if the units had been converted.

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
The following outstanding potentially dilutive securities were excluded from the calculations of diluted earnings per share attributable to common stockholders because their impact would have been antidilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Public warrants	16,784,970	20,036,269	16,784,970	20,036,269
Private warrants	900,000	900,000	900,000	—
18. Subsequent Events
On November 7, 2022, GCMG’s Board of Directors declared a quarterly dividend of $0.11 per share of Class A common stock to record holders as of the close of business on December 1, 2022. The payment date will be December 15, 2022.
On November 7, 2022, the Company’s Board of Directors increased its stock repurchase authorization for shares and warrants by $25 million, from $65 million to $90 million.
In October 2022, the Company terminated the 2028 Swap Agreement and 2028 Incremental Swap Agreement effective on November 1, 2022. The Company received $40.3 million of cash for the fair market value of the interest rate swaps at termination. The amount previously recorded as a hedge in AOCI will remain in AOCI and will be recorded in interest expense within the Condensed Consolidated Statements of Income over the original life of the swaps.
Effective on November 1, 2022, the Company entered into a new swap agreement to hedge interest rate risk related to payments made for the 2028 Term Loans that has a notional amount of $300 million and a fixed rate of 4.37%. The new swap agreement and the 2028 Term Loans have a 0.50% LIBOR floor. The swap was determined to be an effective cash flow hedge at inception based on a comparison of critical terms.

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
Trends Affecting Our Business
As a global alternative asset manager, our results of operations are impacted by a variety of factors, including conditions in the global financial markets and economic and political environments, particularly in the United States, Europe, Asia-Pacific, Latin America and the Middle East. While economic factors such as interest rates can make alternative investments more or less attractive relative to other asset classes, investors have increasingly gravitated towards the returns generated by alternative investments in order to meet their return objectives. In addition, increased equity market volatility can also contribute to increased investor demand for alternative strategies. Finally, the opportunities in private markets continue to expand as firms raise new funds and launch new vehicles and products to access private markets across the globe.
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
As of September 30, 2022, we believe we have adequate liquidity with approximately $101.6 million in available cash and $48.2 million of available borrowing capacity under our Revolving Credit Facility (defined below). For more information on our Credit Facilities, see “—Liquidity and Capital Resources—Indebtedness”.
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
We provided investment management/advisory services on assets of $72.6 billion and $72.1 billion as of September 30, 2022 and December 31, 2021, respectively.

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
Agreements generally include a clawback provision that, if triggered, would require us to return up to the cumulative amount of carried interest distributed, typically net of tax, upon liquidation of those funds, if the aggregate amount paid as carried interest exceeds the amount actually due based upon the aggregate performance of each fund. We have defined the portion to be deferred as the amount of carried interest, typically net of tax, that we would be required to return if all remaining investments had no value as of the end of each reporting period. As of September 30, 2022, deferred revenue relating to constrained realized carried interest was approximately $6.6 million.
Assets under management that are subject to carried interest, excluding investments of the firm and our professionals from which we generally do not earn incentive fees, were approximately $38.6 billion as of September 30, 2022.
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
Assets under management that are subject to performance fees, excluding investments of the firm and our professionals from which we generally do not earn incentive fees, were approximately $12.7 billion as of September 30, 2022.
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

Results of Operations
The following is a discussion of our consolidated results of operations for the three and nine months ended September 30, 2022 and 2021. This information is derived from our accompanying Condensed Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, unaudited)
Revenues
Management fees	$90,715	$87,796	$275,655	$256,015
Incentive fees	45,467	29,178	67,964	79,619
Other operating income	1,032	1,101	3,083	5,363
Total operating revenues	137,214	118,075	346,702	340,997
Expenses
Employee compensation and benefits	86,502	72,867	213,836	232,054
General, administrative and other	21,982	20,131	66,333	66,314
Total operating expenses	108,484	92,998	280,169	298,368
Operating income	28,730	25,077	66,533	42,629
Investment income (loss)	(2,276)	13,732	7,387	40,239
Interest expense	(5,797)	(5,432)	(16,672)	(14,486)
Other income	87	1,329	88	2,385
Change in fair value of warrant liabilities	(3,790)	(9,550)	17,872	(2,231)
Net other income (expense)	(11,776)	79	8,675	25,907
Income before income taxes	16,954	25,156	75,208	68,536
Provision for income taxes	2,789	2,450	7,133	3,991
Net income	14,165	22,706	68,075	64,545
Less: Net income attributable to redeemable noncontrolling interest	—	—	—	19,827
Less: Net income attributable to noncontrolling interests in subsidiaries	1,719	10,142	7,399	30,439
Less: Net income attributable to noncontrolling interests in GCMH	9,347	8,508	45,246	7,020
Net income attributable to GCM Grosvenor Inc.	$3,099	$4,056	$15,430	$7,259
Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, unaudited)
Private markets strategies	$49,347	$43,643	$146,582	$126,376
Absolute return strategies	38,253	41,878	121,087	122,450
Fund expense reimbursement revenue	3,115	2,275	7,986	7,189
Total management fees	90,715	87,796	275,655	256,015
Incentive fees	45,467	29,178	67,964	79,619
Administrative fees	813	799	2,340	4,243
Other	219	302	743	1,120
Total other operating income	1,032	1,101	3,083	5,363
Total operating revenues	$137,214	$118,075	$346,702	$340,997

Three Months Ended September 30, 2022 and September 30, 2021
Management fees increased $2.9 million, or 3%, to $90.7 million, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Private markets strategies fees increased $5.7 million, primarily due to a $2.4 million increase in fees related to private markets strategies specialized funds and a $3.3 million increase in fees related to private markets strategies customized separate accounts, both as a result of capital raising and deployment. Fund expense reimbursement revenue increased $0.8 million, or 37% to $3.1 million. The increase was partially offset by a $3.6 million decrease in absolute return strategies fees driven by lower FPAUM as a result of lower returns in the second quarter of 2022 and net withdrawals.
Incentive fees consisted of carried interest of $44.5 million and $28.9 million and performance fees of $1.0 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively. The increase in carried interest is primarily due to higher tax carry realizations during the three months ended September 30, 2022 based off 2021 taxable income.
Nine Months Ended September 30, 2022 and September 30, 2021
Management fees increased $19.6 million, or 8%, to $275.7 million, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Private markets strategies fees increased $20.2 million, primarily due to a $11.4 million increase in fees related to private markets strategies specialized funds and a $8.8 million increase in fees related to private markets strategies customized separate accounts, both driven by capital raising and deployment. The increase was partially offset by a $1.4 million decrease in absolute return strategies fees driven by lower average FPAUM as a result of lower market performance and net withdrawals.
Incentive fees consisted of carried interest of $65.6 million and $70.3 million and performance fees of $2.3 million and $9.3 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease in carried interest is primarily due to higher carried interest realized during the nine months ended September 30, 2021. The decrease in performance fees is primarily due to lower returns for absolute return strategies funds with March 31 and June 30 fiscal year ends during the nine months ended September 30, 2022, as compared to in the nine months ended September 30, 2021.
Expenses
Employee Compensation and Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, unaudited)
Cash-based employee compensation and benefits	$39,833	$39,792	$121,997	$122,629
Equity-based compensation	5,706	5,878	21,191	38,518
Partnership interest-based compensation	7,329	6,029	21,471	20,958
Carried interest compensation	25,946	16,708	37,840	41,164
Cash-based incentive fee related compensation	7,367	3,380	10,180	6,081
Other non-cash compensation	321	1,080	1,157	2,704
Total employee compensation and benefits	$86,502	$72,867	$213,836	$232,054
Three Months Ended September 30, 2022 and September 30, 2021
Employee compensation and benefits increased $13.6 million, or 19%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Partnership interest-based compensation increased $1.3 million, or 22%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to amendments to partnership interest-based awards occurring during the three months ended September 30, 2022. Carried interest compensation increased $9.2 million and cash-based incentive fee related compensation increased $4.0 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to higher realized carried interest during the three months ended September 30, 2022.

Nine Months Ended September 30, 2022 and September 30, 2021
Employee compensation and benefits decreased $18.2 million, or 8%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Equity-based compensation decreased $17.3 million, or 45%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, as the prior year first quarter included expense for larger awards made in connection with the Transaction, including a portion that vested immediately upon grant. Carried interest compensation decreased $3.3 million, or 8% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to lower realized carried interest during the nine months ended September 30, 2022. Cash-based incentive fee related compensation increased $4.1 million, or 67%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to an increase in the firm’s share of carried interest revenues.
General, Administrative and Other
Three and Nine Months Ended September 30, 2022 and September 30, 2021
General, administrative and other increased $1.9 million, or 9%, to $22.0 million, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily driven by increases in travel costs and professional fees, partially offset by a decrease in distribution expenses.
General, administrative and other remained consistent at $66.3 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
Net Other Income (Expense)
Three Months Ended September 30, 2022 and September 30, 2021
Investment loss was $2.3 million for the three months ended September 30, 2022 compared to investment income of $13.7 million for the three months ended September 30, 2021, primarily due to the change in value of private and public market investments.
Interest expense increased $0.4 million, or 7%, to $5.8 million, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to a higher effective interest rate on the Term Loan Facility principal amount outstanding during the three months ended September 30, 2022.
Other income was $0.1 million for the three months ended September 30, 2022 compared to other expense of $1.3 million for the three months ended September 30, 2021.
Change in fair value of warrant liabilities of $(3.8) million for the three months ended September 30, 2022 was due to an increase in the fair value of the warrants from June 30, 2022 to September 30, 2022.
Nine Months Ended September 30, 2022 and September 30, 2021
Investment income was $7.4 million for the nine months ended September 30, 2022 compared to investment income of $40.2 million for the nine months ended September 30, 2021, primarily due to the change in value of private and public market investments.
Interest expense increased $2.2 million, or 15%, to $16.7 million, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to the increase in the Term Loan Facility principal amount outstanding as of September 30, 2022 as compared to September 30, 2021, and an increase in amortization expense related to an interest rate swap agreement that was terminated during the first quarter of 2021. The nine months ended September 30, 2022 included a full nine months of amortization on the terminated interest rate swap compared to only seven months of amortization in the nine months ended September 30, 2021.
Other income was $0.1 million for the nine months ended September 30, 2022 compared to other income of $2.4 million for the nine months ended September 30, 2021. Other income for the nine months ended September 30, 2021 was primarily due to the change in value of interest rate derivatives.
Change in fair value of warrant liabilities of $17.9 million for the nine months ended September 30, 2022 was due to a decrease in the fair value of the warrants from December 31, 2021 to September 30, 2022.

Provision for Income Taxes
Three and Nine Months Ended September 30, 2022 and September 30, 2021
Provision for income taxes primarily reflect U.S. federal and state income taxes on our share of taxable income generated by the Company, as well as local and foreign income taxes of certain of the Company’s subsidiaries.
The Company’s effective tax rate was 16% and 10% for the three months ended September 30, 2022 and 2021, respectively, and 9% and 6% for the nine months ended September 30, 2022 and 2021, respectively. Our overall effective tax rate is less than the statutory rate primarily because a majority of income is allocated to noncontrolling interests, and the tax liability on such income is borne by the holders of such noncontrolling interests.
Net Income (Loss) Attributable to Noncontrolling Interests
Three and Nine Months Ended September 30, 2022 and September 30, 2021
Net income attributable to redeemable noncontrolling interest was $19.8 million for the nine months ended September 30, 2021. No income was allocated to redeemable noncontrolling interest in the other periods presented due to the exercise of the Mosaic call right on July 2, 2021as further described in Note 3 of our Condensed Consolidated Financial Statements included elsewhere in Part I, Item 1 of this Quarterly Report on Form 10-Q.
General, Administrative and Other.
Net income attributable to noncontrolling interests in subsidiaries was $1.7 million and $10.1 million for the three months ended September 30, 2022 and 2021, respectively, and $7.4 million and $30.4 million for the nine months ended September 30, 2022 and 2021, respectively. The decreases were primarily attributable to a decrease in income generated by our consolidated subsidiaries not wholly owned by the Company.
Net income attributable to noncontrolling interests in GCMH was $9.3 million and $8.5 million for the three months ended September 30, 2022 and 2021, respectively, and $45.2 million and $7.0 million for the nine months ended September 30, 2022 and 2021, respectively. The increase was primarily attributable to the underlying performance of GCMH.
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

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
(in millions, unaudited)	Private Markets Strategies	Absolute Return Strategies	Total FPAUM	Private Markets Strategies	Absolute Return Strategies	Total
Fee-paying AUM
Balance, beginning of period	$34,773	$22,679	$57,452	$33,080	$25,575	$58,655
Contributions	974	190	1,164	3,842	534	4,376
Withdrawals	(58)	(580)	(638)	(141)	(1,537)	(1,678)
Distributions	(206)	—	(206)	(987)	(24)	(1,011)
Change in market value	54	326	380	(79)	(1,795)	(1,874)
Foreign exchange and other	(49)	(52)	(101)	(227)	(190)	(417)
Balance, end of period	$35,488	$22,563	$58,051	$35,488	$22,563	$58,051
Contracted, not yet fee-paying AUM represents limited partner commitments during the initial commitment or investment period where fees are not yet being charged, but are expected to be charged in the future based on invested capital (capital committed to underlying investments) or on a ratable ramp-in of total commitments.

	As of
(in millions)	September 30, 2022 (unaudited)	December 31, 2021
Contracted, not yet Fee-Paying AUM	$8,042	$7,683
AUM	$72,602	$72,130
Three Months Ended September 30, 2022
FPAUM increased $0.6 billion, or 1%, to $58.1 billion during the three months ended September 30, 2022 primarily due to $1.2 billion of contributions and a $0.4 billion increase in market value, partially offset by $0.6 billion and $0.2 billion of withdrawals and distributions, respectively.
•Private markets strategies FPAUM increased $0.7 billion, or 2%, to $35.5 billion during the three months ended September 30, 2022, primarily due to $1.0 billion of contributions, partially offset by $0.2 billion of distributions.
•Absolute return strategies FPAUM decreased $0.1 billion, or 1%, to $22.6 billion during the three months ended September 30, 2022, primarily due to $0.6 billion of withdrawals, partially offset by a $0.3 billion increase in market value and $0.2 billion of contributions.
Contracted, not yet fee-paying AUM increased $1.4 billion, or 21%, to $8.0 billion during the three months ended September 30, 2022 due to the closing of new commitments during the period net of reductions for Contracted, not yet fee-paying AUM that became fee-paying AUM during the period.
AUM increased $1.4 billion to $72.6 billion during the three months ended September 30, 2022, primarily driven by changes in FPAUM and contracted, not yet Fee-Paying AUM, as well as mark to market changes that did not impact FPAUM.
Nine Months Ended September 30, 2022
FPAUM decreased $0.6 billion, or 1%, to $58.1 billion during the nine months ended September 30, 2022 primarily due to a $1.9 billion decrease in market value, and $1.7 billion and $1.0 billion of withdrawals and distributions, respectively, partially offset by $4.4 billion of contributions.
•Private markets strategies FPAUM increased $2.4 billion, or 7%, to $35.5 billion during the nine months ended September 30, 2022, primarily due to $3.8 billion of contributions, partially offset by $1.0 billion of distributions.
•Absolute return strategies FPAUM decreased $3.0 billion, or 12%, to $22.6 billion during the nine months ended September 30, 2022, primarily due to a $1.8 billion decrease in market value and $1.5 billion of withdrawals, partially offset by $0.5 billion of contributions.

Contracted, not yet fee-paying AUM increased $0.4 billion, or 5%, to $8.0 billion during the nine months ended September 30, 2022 due to the closing of new commitments during the period net of reductions for Contracted, not yet fee-paying AUM that became fee-paying AUM during the period.
AUM increased $0.5 billion, or 1%, to $72.6 billion during the nine months ended September 30, 2022, primarily driven by changes in FPAUM and contracted, not yet Fee-Paying AUM, as well as mark to market changes that did not impact FPAUM.
Non-GAAP Financial Measures
In addition to our results of operations above, we report certain financial measures that are not required by, or presented in accordance with, GAAP. Management uses these non-GAAP measures to assess the performance of our business across reporting periods and believes this information is useful to investors for the same reasons. These non-GAAP measures should not be considered a substitute for the most directly comparable GAAP measures, which are reconciled below. Further, these measures have limitations as analytical tools, and when assessing our operating performance, you should not consider these measurements in isolation or as a substitute for GAAP measures including revenues and net income (loss). We may calculate or present these non-GAAP financial measures differently than other companies who report measures with the same or similar names, and as a result, the non-GAAP measures we report may not be comparable.

Summary of Non-GAAP Financial Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, unaudited)
Revenues
Private markets strategies	$49,347	$43,643	$146,582	$126,376
Absolute return strategies	38,253	41,878	121,087	122,450
Management fees, net (1)	87,600	85,521	267,669	248,826
Administrative fees and other operating income	1,032	1,101	3,083	5,363
Fee-Related Revenue	88,632	86,622	270,752	254,189
Less:
Cash-based employee compensation and benefits, net (2)	(39,412)	(39,200)	(120,795)	(120,647)
General, administrative and other, net (1,3)	(17,853)	(16,452)	(54,320)	(49,923)
Fee-Related Earnings	31,367	30,970	95,637	83,619
Incentive fees:
Performance fees	1,006	316	2,324	9,320
Carried interest	44,461	28,862	65,640	70,299
Incentive fee related compensation and NCI:
Cash-based incentive fee related compensation	(7,367)	(3,380)	(10,180)	(6,081)
Carried interest compensation, net (4)	(25,468)	(17,022)	(37,751)	(42,492)
Carried interest attributable to noncontrolling interests	(3,627)	(3,187)	(7,148)	(18,178)
Realized investment income, net of amount attributable to noncontrolling interests in subsidiaries (5)	526	629	3,983	629
Interest income	131	4	176	15
Other (income) expense	(44)	21	(88)	85
Depreciation	382	408	1,176	1,288
Adjusted EBITDA	41,367	37,621	113,769	98,504
Depreciation	(382)	(408)	(1,176)	(1,288)
Interest expense	(5,797)	(5,432)	(16,672)	(14,486)
Adjusted Pre-Tax Income	35,188	31,781	95,921	82,730
Adjusted income taxes (6)	(8,621)	(7,945)	(23,501)	(20,682)
Adjusted Net Income	$26,567	$23,836	$72,420	$62,048
____________
(1)    Excludes fund reimbursement revenue of $3.1 million and $2.3 million for the three months ended September 30, 2022 and 2021, respectively, and $8.0 million and $7.2 million for the nine months ended September 30, 2022 and 2021, respectively.
(2)    Excludes severance expense of $0.4 million and $0.6 million for the three months ended September 30, 2022 and 2021, respectively, and $1.2 million and $2.0 million for the nine months ended September 30, 2022 and 2021, respectively.
(3)    Excludes amortization of intangibles of $0.6 million for each of the three months ended September 30, 2022 and 2021, and $1.7 million for each of the nine months ended September 30, 2022 and 2021. Also excludes corporate transaction related costs of $0.3 million and $0.7 million for the three months ended September 30, 2022 and 2021, respectively, and $2.1 million and $7.2 million for the nine months ended September 30, 2022 and 2021, respectively, and non-core expenses of $0.1 million for each of the three months ended September 30, 2022 and 2021, and $0.2 million for each of the nine months ended September 30, 2022 and 2021.
(4)    Excludes the impact of non-cash carried interest expense of $(0.5) million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively, and $(0.1) million and $1.3 million for the nine months ended September 30, 2022 and 2021, respectively.
(5)    Investment income or loss is generally realized when the Company redeems all or a portion of its investment or when the Company receives or is due cash, such as a from dividends or distributions. Amounts were de minimis for periods prior to the Mosaic repurchase on July 2, 2021.
(6)    Represents corporate income taxes at a blended statutory rate of 24.5% applied to Adjusted Pre-Tax Income for the three and nine months ended September 30, 2022, and of 25.0% for the three and nine months ended September 30, 2021. The 24.5% and 25.0% are based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 3.5% and 4.0%, respectively.

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
The following table shows reconciliations of incentive fees to net incentive fees attributable to GCM Grosvenor for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, unaudited)
Incentive fees:
Performance fees	$1,006	$316	$2,324	$9,320
Carried interest	44,461	28,862	65,640	70,299
Less incentive fees contractually owed to others:
Cash carried interest compensation	(25,946)	(16,708)	(37,840)	(41,164)
Non-cash carried interest compensation	478	(314)	89	(1,328)
Carried interest attributable to redeemable noncontrolling interest holder	—	—	—	(8,059)
Carried interest attributable to other noncontrolling interest holders, net	(3,627)	(3,187)	(7,148)	(10,119)
Firm share of incentive fees (1)	16,372	8,969	23,065	18,949
Less: Cash-based incentive fee related compensation	(7,367)	(3,380)	(10,180)	(6,081)
Net Incentive Fees Attributable to GCM Grosvenor	$9,005	$5,589	$12,885	$12,868
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
The following table shows reconciliations of net income attributable to GCM Grosvenor Inc. and Adjusted Pre-Tax Income, Adjusted Net Income and Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, unaudited)
Adjusted Pre-Tax Income & Adjusted Net Income
Net income attributable to GCM Grosvenor Inc.	$3,099	$4,056	$15,430	$7,259
Plus:
Net income attributable to noncontrolling interests in GCMH	9,347	8,508	45,246	7,020
Provision for income taxes	2,789	2,450	7,133	3,991
Change in fair value of derivatives	—	—	—	(1,934)
Change in fair value of warrant liabilities	3,790	9,550	(17,872)	2,231
Amortization expense	579	583	1,737	1,749
Severance	421	592	1,202	1,982
Transaction expenses (1)	346	744	2,050	7,227
Loss on extinguishment of debt	—	—	—	675
Changes in TRA liability and other	168	(1,097)	295	(815)
Partnership interest-based compensation	7,329	6,029	21,471	20,958
Equity-based compensation	5,706	5,878	21,191	38,518
Other non-cash compensation	321	1,080	1,157	2,704
Less:
Unrealized investment (income) loss, net of noncontrolling interests	815	(6,278)	(3,208)	(7,507)
Non-cash carried interest compensation	478	(314)	89	(1,328)
Adjusted Pre-Tax Income	35,188	31,781	95,921	82,730
Less:
Adjusted income taxes (2)	(8,621)	(7,945)	(23,501)	(20,682)
Adjusted Net Income	$26,567	$23,836	$72,420	$62,048

Adjusted EBITDA
Adjusted Net Income	$26,567	$23,836	$72,420	$62,048
Plus:
Adjusted income taxes (2)	8,621	7,945	23,501	20,682
Depreciation expense	382	408	1,176	1,288
Interest expense	5,797	5,432	16,672	14,486
Adjusted EBITDA	$41,367	$37,621	$113,769	$98,504
____________

(1)    Represents 2021 expenses related to a debt offering, other contemplated corporate transactions, and other public company transition expenses and 2022 expenses related to contemplated corporate transactions.

(2)    Represents corporate income taxes at a blended statutory rate of 24.5% applied to Adjusted Pre-Tax Income for the three and nine months ended September 30, 2022 and of 25.0% for the three and nine months ended September 30, 2021. The 24.5% and 25.0% are based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 3.5% and 4.0%, respectively.

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
The following table shows a reconciliation of diluted weighted-average shares of Class A common stock outstanding to adjusted shares outstanding used in the computation of adjusted net income per share for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
$000, except per share amounts	2022	2021	2022	2021
	(in thousands, except share and per share amounts; unaudited)
Adjusted Net Income Per Share
Adjusted Net Income	$26,567	$23,836	$72,420	$62,048

Weighted-average shares of Class A common stock outstanding - basic	43,518,580	44,387,598	44,401,559	43,673,347
Exercise of private warrants - incremental shares under the treasury stock method	—	—	—	120,083
Exercise of public warrants - incremental shares under the treasury stock method	—	—	—	—
Exchange of partnership units	144,235,246	144,235,246	144,235,246	144,235,246
Assumed vesting of RSUs - incremental shares under the treasury stock method	145,659	254,233	327,721	107,522
Weighted-average shares of Class A common stock outstanding - diluted	187,899,485	188,877,077	188,964,526	188,136,198
Effective dilutive warrants, if antidilutive for GAAP	—	—	—	921,862
Effective RSUs, if antidilutive for GAAP	—	—	—	—
Adjusted shares - diluted	187,899,485	188,877,077	188,964,526	189,058,060

Adjusted Net Income Per Share - Diluted	$0.14	$0.13	$0.38	$0.33
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
The following table shows reconciliations of Adjusted EBITDA to Fee-Related Earnings for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, unaudited)
Adjusted EBITDA	$41,367	$37,621	$113,769	$98,504
Less:
Incentive fees	(45,467)	(29,178)	(67,964)	(79,619)
Depreciation expense	(382)	(408)	(1,176)	(1,288)
Other non-operating income	(87)	(25)	(88)	(100)
Realized investment income, net of amount attributable to noncontrolling interests in subsidiaries (1)	(526)	(629)	(3,983)	(629)
Plus:
Incentive fee-related compensation	32,835	20,402	47,931	48,573
Carried interest attributable to redeemable noncontrolling interest holder	—	—	—	8,059
Carried interest attributable to other noncontrolling interest holders, net	3,627	3,187	7,148	10,119
Fee-Related Earnings	$31,367	$30,970	$95,637	$83,619
____________
(1)    Amounts were de minimis for periods prior to the Mosaic repurchase on July 2, 2021.
Liquidity and Capital Resources
We have historically financed our operations and working capital through net cash provided by operating activities and borrowings under our Term Loan Facility and Revolving Credit Facility (each as defined below). As of September 30, 2022, we had $101.6 million of cash and cash equivalents and available borrowing capacity of $48.2 million under our Revolving Credit Facility. On July 29, 2022, the SEC declared effective our Registration Statement on Form S-3, pursuant to which the Company may issue a combination of securities described in the prospectus in one or more offerings from time to time. Our primary cash needs are to fund working capital requirements, invest in growing our business, make investments in GCM Funds, make scheduled principal payments and interest payments on our outstanding indebtedness, pay dividends to holders of our Class A common stock, and pay tax distributions to members. Additionally, as a result of the Transaction, we need cash to make payments under the Tax Receivable Agreement. We expect that our cash flow from operations, current cash and cash equivalents and available borrowing capacity under our Revolving Credit Facility will be sufficient to fund our operations and planned capital expenditures and to service our debt obligations for the next twelve months.
We are required to maintain minimum net capital balances for regulatory purposes for our Japan, Hong Kong, United Kingdom and U.S. broker-dealer subsidiaries. These net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of September 30, 2022 we are in compliance with these regulatory requirements.
Cash Flows

	Nine Months Ended September 30,
	2022	2021
	(in thousands, unaudited)
Net cash provided by operating activities	$159,929	$144,796
Net cash used in investing activities	(10,338)	(11,953)
Net cash used in financing activities	(140,219)	(209,962)
Effect of exchange rate changes on cash	(3,982)	(1,046)
Net increase (decrease) in cash and cash equivalents	$5,390	$(78,165)

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
Net cash provided by operating activities was $159.9 million and $144.8 million for the nine months ended September 30, 2022 and 2021, respectively. These operating cash flows were primarily driven by:
•net income of $68.1 million and $64.5 million for the nine months ended September 30, 2022 and 2021, respectively, adjusted for $29.4 million and $32.6 million of non-cash activities, respectively, as well as changes in working capital; and
•proceeds received from investments of $18.7 million and $15.4 million for the nine months ended September 30, 2022 and 2021, respectively.
Net Cash Used in Investing Activities
Net cash used in investing activities was $(10.3) million and $(12.0) million for the nine months ended September 30, 2022 and 2021, respectively. These investing cash flows were primarily driven by:
•contributions/subscriptions to investments of $(23.2) million and $(20.8) million during the nine months ended September 30, 2022 and 2021, respectively; partially offset by
•proceeds received from investments of $14.2 million and $7.9 million during the nine months ended September 30, 2022 and 2021, respectively.
Net Cash Used in Financing Activities
Net cash used in financing activities was $(140.2) million and $(210.0) million for the nine months ended September 30, 2022 and 2021, respectively. These financing cash flows were primarily driven by:
•capital contributions received from noncontrolling interest holders of $1.4 million and $2.6 million during the nine months ended September 30, 2022 and 2021, respectively;
•capital distributions paid to partners and member of $(71.7) million and $(58.0) million during the nine months ended September 30, 2022 and 2021, respectively;
•capital distributions paid to noncontrolling interest holders of $(23.6) million and $(66.1) million during the nine months ended September 30, 2022 and 2021, respectively;
•the exercise of the Mosaic call option for $(150.1) million during the nine months ended September 30, 2021;
•proceeds from the Term Loan Facility of $110.0 million during the nine months ended September 30, 2021;
•principal payments on the Term Loan Facility of $(3.0) million and $(52.3) million during the nine months ended September 30, 2022 and 2021, respectively;
•debt issuance costs of $(3.1) million during the nine months ended September 30, 2021;
•payments to repurchase Class A common stock of $(20.5) million during the nine months ended September 30, 2022;
•proceeds from exercise of warrants of $24.5 million during the nine months ended September 30, 2021;
•the repurchase of warrants of $(2.6) million and $(0.4) million during the nine months ended September 30, 2022 and 2021, respectively;
•the settlement of equity-based compensation to satisfy withholding tax requirements of $(6.4) million and $(6.9) million during the nine months ended September 30, 2022 and 2021, respectively; and
•dividends paid of $(13.8) million and $(10.1) million during the nine months ended September 30, 2022 and 2021, respectively.

Indebtedness
On January 2, 2014, GCMH entered into a credit agreement (as amended, amended and restated, supplemented or otherwise modified, the “Credit Agreement”) that provides GCMH with a senior secured term loan facility (the “Term Loan Facility”) and a $50.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facilities”). Under the Revolving Credit Facility, $15.0 million is available for letters of credit and $10.0 million is available for swingline loans.
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
On June 23, 2021, the Company further amended its Term Loan Facility to increase the aggregate principal amount from $290.0 million to $400.0 million. As of September 30, 2022, GCMH had borrowings of $394.0 million outstanding under the Term Loan Facility and no outstanding balance under the Revolving Credit Facility. As of September 30, 2022, we had available borrowing capacity of $48.2 million under our Revolving Credit Facility.
See Note 12 of our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of our outstanding indebtedness.
The terms of the Company’s current debt instruments contain covenants that may restrict the Company and its subsidiaries from paying distributions to its members. As a holding company, we are dependent upon the ability of GCMH to make distributions to its members, including us. However, the ability of GCMH to make such distributions is subject to its operating results, cash requirements and financial condition, restrictive covenants in our debt instruments and applicable Delaware law. These restrictions include restrictions on the payment of distributions whenever the payment of such distributions would cause GCMH to no longer be in compliance with any of its financial covenants under the Term Loan Facility. Absent an event of default under the Credit Agreement governing the terms of the Term Loan Facility, GCMH may make unlimited distributions when the Total Leverage Ratio (as defined in the Credit Agreement) is below 2.75x. As of September 30, 2022, the Total Leverage Ratio was below 2.75x and the Company was in compliance with all financial covenants.
See Note 13 of our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of our interest rate derivatives to hedge interest rate risk related to the Company’s outstanding indebtedness. Effective November 1, 2022, the Company terminated the existing interest rate derivatives and received $40.3 million of cash for the fair market value of the swaps at termination. Also effective on November 1, 2022, the Company entered into a new swap agreement to hedge interest rate risk related the outstanding indebtedness that has a notional amount of $300 million and a fixed rate of 4.37%. Refer to Note 18 of our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.
Dividend Policy
We are a holding company with no material assets other than our indirect ownership of equity interests in GCMH and certain deferred tax assets. As such, we do not have any independent means of generating revenue. However, management of GCM Grosvenor expects to cause GCMH to make distributions to its members, including us, in an amount at least sufficient to allow us to pay all applicable taxes, to make payments under the Tax Receivable Agreement, and to pay our corporate and other overhead expenses. On November 7, 2022, we declared a quarterly dividend of $0.11 per share of Class A common stock to record holders as of the close of business on December 1, 2022. The payment date will be December 15, 2022. The payment of cash dividends on shares of our Class A common stock in the future, in this amount or otherwise, will be within the discretion of GCMG’s Board of Directors at such time.
Stock Repurchase Plan
On August 6, 2021, GCMG’s Board of Directors authorized a stock repurchase plan of up to an aggregate of $25.0 million, excluding fees and expenses, which may be used to repurchase the company’s outstanding Class A common stock and warrants to purchase Class A common stock. Our Class A common stock and warrants may be repurchased from time to time in open market transactions, in privately negotiated transactions, including with employees or otherwise, pursuant to the requirements of Rule 10b5-1 and Rule 10b-18 of the Exchange Act, as well as to retire (by cash settlement or the payment of tax withholding amounts upon net settlement) equity-based awards granted under our 2020 Incentive Award Plan (and any successor plan thereto) with the terms and conditions of these repurchases depending on legal requirements, price, market and economic conditions and other factors. We are not obligated under the terms of the program to repurchase any of our Class A common stock or warrants, the program has no expiration date and we may suspend or terminate the program at any time without prior notice. Any shares of Class A common stock and any warrants repurchased as part of this program will be canceled. On February 10, 2022, GCMG’s Board of Directors increased its stock repurchase authorization for shares and warrants by $20.0 million, from $25.0 million to $45.0 million. On May 5, 2022, GCMG’s Board of Directors further increased the repurchase authorization for shares and warrants by $20.0 million, from $45.0 million as of February 10, 2022 to $65.0 million.
For the three and nine months ended September 30, 2022, we spent $5.9 million and $6.4 million, respectively, to reduce Class A shares to be issued to employees to satisfy tax obligations in connection with the settlement of RSUs, and $8.0 million and $20.5 million, respectively, to repurchase shares of Class A common stock. In the nine months ended September 30, 2022, we spent $2.6 million to repurchase the Company’s outstanding warrants to purchase Class A common stock. No warrants were repurchased during the three months ended September 30, 2022. As of September 30, 2022, $26.4 million remained available under our stock repurchase plan.
On November 7, 2022, the Company’s Board of Directors increased its stock repurchase authorization for shares and warrants by $25 million, from $65 million to $90 million.
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
Tax Receivable Agreement
Exchanges of Grosvenor common units by limited partners of GCMH will result in increases in the tax basis in our share of the assets of GCMH and its subsidiaries that otherwise would not have been available. These increases in tax basis are expected to increase our depreciation and amortization deductions and create other tax benefits, and therefore may reduce the amount of tax that we would otherwise be required to pay in the future. The Tax Receivable Agreement requires us to pay 85% of the amount of these and certain other tax benefits, if any, that we realize (or are deemed to realize in certain circumstances) to the TRA Parties. As of September 30, 2022, the amount payable to related parties pursuant to the Tax Receivable Agreement was $59.3 million.
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
There have been no material changes in our market risks during the nine months ended September 30, 2022. For additional information, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors since our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table represents our purchases of common stock and warrants during the three months ended September 30, 2022 for the periods indicated:

	Total Number of Warrants/Shares Purchased (1)		Average Price Paid Per Warrant	Average Price Paid Per Share	Total Number of Warrants Purchased as Part of Publicly Announced Plans or Programs	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2)
	Warrants	Common Stock
July 1-31, 2022	—	410,102	$—	$7.07	3,494,564	1,996,589	$37,386,095
August 1-31, 2022	—	319,954	$—	$8.22	3,494,564	2,316,543	$28,902,728
September 1-30, 2022	—	312,215	$—	$8.00	3,494,564	2,628,758	$26,404,802
Total	—	1,042,271			3,494,564	2,628,758
____________
(1)Represents warrants to purchase shares of Class A common stock, purchased pursuant to a stock repurchase plan, as described in note (2) below. Excludes 679,687 shares of Class A common stock equivalents purchased for $5.9 million that we are deemed to have repurchased in August 2022 in conjunction with the payment of tax liabilities in respect of stock delivered to our employees in settlement of vested RSUs.
(2)On August 6, 2021, GCMG’s Board of Directors authorized a stock repurchase plan (the “Repurchase Plan”) of up to an aggregate of $25.0 million, excluding fees and expenses, which may be used to repurchase shares of our outstanding Class A common stock and warrants to purchase shares of our Class A common stock, as well as to retire (by cash settlement or the payment of tax withholding amounts upon net settlement) equity-based awards granted under our 2020 Incentive Award Plan (and any successor equity plan thereto). On February 10, 2022, the aggregate amount authorized under the Repurchase Plan was increased to $45.0 million. On May 5, 2022, GCMG’s Board of Directors increased its Repurchase Plan authorization by $20.0 million, from $45.0 million as authorized on February 10, 2022 to $65.0 million. The dollar value of shares that may yet be repurchased includes the deemed repurchases of common stock equivalents discussed in note (1) above. On November 7, 2022, the Company’s Board of Directors further increased its stock repurchase authorization for shares and warrants by $25 million, from $65 million to $90 million.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

2.1†	Transaction Agreement, dated as of August 2, 2020, by and among CF Finance Acquisition Corp., CF Finance Intermediate Acquisition, LLC, CF Finance Holdings, LLC, Grosvenor Holdings, L.L.C., GCM Grosvenor Holdings, LLC, Grosvenor Capital Management Holdings, LLLP, GCM Grosvenor Management, LLC, Grosvenor Holdings II, L.L.C., GCMH GP, L.L.C., GCM V, LLC, and GCM Grosvenor Inc.	8-K/A	001-38759	2.1	08/04/20
3.1	Amended and Restated Certificate of Incorporation of GCM Grosvenor Inc.	8-K	001-39716	3.1	11/20/20
3.2	Amended and Restated Bylaws of GCM Grosvenor Inc.	8-K	001-39716	3.2	11/20/20
4.1	Warrant Agreement, dated December 12, 2018, between Continental Stock Transfer & Trust Company and CF Finance Acquisition Corp.	8-K	001-38759	4.1	12/17/18
10.1#	Form of Employee Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement pursuant to GCM Grosvenor Inc. 2020 Incentive Award Plan (Settlement Options)					*
31.1	Chief Executive Officer Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002					*
31.2	Chief Financial Officer Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002					*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					**
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
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

GCM GROSVENOR INC.
Date: November 9, 2022	By:	/s/ Michael J. Sacks
Michael J. Sacks
Chief Executive Officer
(Principal Executive Officer)

GCM GROSVENOR INC.
Date: November 9, 2022	By:	/s/ Pamela L. Bentley
Pamela L. Bentley
Chief Financial Officer
(Principal Financial Officer)