Form 10-K
period 2022-12-31
GCM Grosvenor Inc.
filed 2023-02-23
CIK 1819796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $288.4 million, based on the closing price of the registrant’s common stock on the Nasdaq Stock Market on June 30, 2022 of $6.85 per share.
As of February 21, 2023, there were 41,611,742 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding and 144,235,246 shares of the registrant’s Class C common stock, par value $0.0001 per share, outstanding.
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
•“GCM Grosvenor” are to GCMH, its subsidiaries, and GCM, LLC;
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

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including, but not limited to, statements regarding our future results of operations or financial condition; business strategy and plans; and market opportunity may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth and our objectives for future operations.
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
•Our indebtedness may expose us to substantial risks;
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
•If the investments we make on behalf of our funds perform poorly, we may suffer a decline in our revenues;
•The loss of experienced and senior personnel could have a material adverse effect on our business and financial condition;
•We intend to expand our business and may enter into new lines of business or geographic markets, which may result in additional risks and uncertainties in our business; and
•Operational risks may disrupt our business, damage our reputation, result in financial losses or limit our growth.

Part I.
ITEM 1. BUSINESS
Our Company
Over our 51-year history we have been a leading global alternative asset management solutions provider. We invest across all major alternative investment strategies and are highly flexible in how we structure our solutions to meet each client’s specific needs. As of December 31, 2022, we had $73.7 billion in AUM.
We collaborate with our more than 500 clients as of December 31, 2022 to invest on their behalf across the private and public markets, either through portfolios customized to meet a client’s specific objectives or through specialized funds that are developed to meet broad market demands for strategies and risk-return objectives. Our clients include large, sophisticated, global institutional investors and a growing non-institutional client base. In both cases, our clients rely on our investment expertise and differentiated investment access to navigate the alternatives market. As one of the pioneers of customized separate account solutions, we are equipped to provide investment services to clients with a wide variety of needs, internal resources and investment objectives, and our client relationships are deep and frequently span decades.
As of December 31, 2022, we had 529 employees, including 170 investment professionals, operating in eight offices throughout the United States and in Frankfurt, Hong Kong, London, Seoul, Tokyo, and Toronto.
For the years ended December 31, 2022 and 2021, our total management fees were $367 million and $351 million, respectively, total operating revenues were $447 million and $532 million, respectively, our net income was $20 million and $21 million, respectively, our fee related earnings were $129 million and $120 million, respectively, and our adjusted net income was $94 million and $119 million, respectively.
We believe our history, experience, expertise and scale across the full range of alternative investment strategies, combined with our flexible implementation approach, are key differentiators and position us well to provide a strong value proposition for clients. In addition, we believe our culture, which is rooted in values of integrity and responsibility, is a key intangible asset to all our stakeholders.
Investment Strategies
1 AUM as of December 31, 2022; ESG / Impact and Alternative Credit investments overlap with investments in other strategies.
We operate at scale across the full range of private markets and absolute return strategies. Private markets and absolute return strategies are primarily defined by the liquidity of the underlying securities purchased, the length of the client commitment, and the form and timing of incentive fees. We offer the following private markets and absolute return investment strategies:
Private Markets
Private Markets represents $50.7 billion of AUM, or 69% of total AUM. Private Markets consists of Private Equity, Infrastructure and Real Estate as well as certain strategies that span the full breadth of the platform, which are addressed in more detail below.
•Private Equity. We are a recognized industry leader in private equity with global capabilities investing in primary funds, secondaries and co-investments. As of December 31, 2022, we managed $29.1 billion of AUM in private equity strategies.
•Infrastructure. We are a leading open architecture infrastructure platform with nearly two decades of experience. Our investment activities span geographies, infrastructure subsectors, and include fund investing, secondary investing and direct investing. As of December 31, 2022, we managed $11.1 billion of AUM in infrastructure strategies.
•Real Estate. We manage real estate investment portfolios through a flexible investment platform to provide differentiated exposure to opportunistic real estate investments, primarily in North America. We are a leader in seeding new platforms, joint venture investing, and other creative and innovative implementation methods to access attractive real estate returns. As of December 31, 2022, we managed $5.5 billion of AUM in real estate strategies.
Absolute Return Strategies
•Absolute Return Strategies. We have been investing in hedge fund strategies for over 50 years. We are an experienced and scaled platform with a leading capability in providing customized solutions. As of December 31, 2022, we managed $23.0 billion of AUM in our absolute return strategies, or 31% of our total AUM.
Strategies Across Private Markets and Absolute Return Strategies
•Middle Market and Small, Emerging, and Diverse Managers. Over the past 30 years, we have developed a market-leading, dedicated effort to investing in and alongside middle market and small and emerging managers, which we believe adds significant, differentiated value to our clients. In addition, we have invested with diverse managers for approximately 20 years, consistent with our firm’s commitment to seeking the best possible risk-adjusted investment returns for our clients. We believe diverse managers represent a compelling, yet undercapitalized investment opportunity in the alternatives universe. In the fourth quarter of 2022, we launched the GCM Grosvenor Elevate strategy (“Elevate”) with a $500 million anchor investment. Elevate is a natural extension of our existing platform and is focused on making catalytic seed investments in small, emerging, and diverse investor entrepreneurs to help build and scale their investment firms. As of December 31, 2022, we managed $17.9 billion of AUM in small and emerging managers and $13.1 billion of AUM in diverse managers.
•Alternative Credit. We are a leader in alternative credit investing and our one firm approach to the asset class provides us with a competitive advantage. Our activities cover the liquidity spectrum across structured credit, corporate credit, distressed, direct lending, and real assets. As of December 31, 2022, we managed $11.9 billion of AUM in alternative credit strategies.
•Opportunistic Investing. Our Strategic Investments Group combines our unparalleled deal sourcing platform with the flexibility to capture an evolving opportunity set across asset classes, liquidity profiles, capital structures and geographies. We integrate this deal sourcing capability and flexible mandate with a seamless execution process that has allowed our Strategic Investments Group to become one of the leading opportunistic investing platforms in the marketplace. Total AUM for our Strategic Investments Group is $5.0 billion as of December 31, 2022.
•ESG and Impact Strategies. We have implemented ESG and Impact solutions for clients for over two decades. We were early adopters of offering clients choice around the inclusion of Environmental, Social, Governance, and/or Impact factors into their portfolio construction. We have been consistently committed to helping our clients achieve their ESG and/or Impact objectives by designing solutions that meet our clients’ varied goals, priorities, and risk tolerances. As of December 31, 2022, we managed $21.1 billion of AUM in ESG and Impact investments.
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
From a structural standpoint, we offer investment portfolios to clients in two broad categories:
•Customized separate accounts. We construct customized portfolios to meet our clients’ specific objectives with regards to asset classes, implementation types, return, risk tolerance, diversification, liquidity and other factors. Generally available for commitments of $100 million or more, customized separate accounts comprised $54.3 billion, or 74% of our AUM as of December 31, 2022.
•Specialized funds. We organize, invest and manage specialized primary, secondary and direct/co-investment and multi-asset class funds across both private markets and absolute return strategies. Since 2015, we have increased our focus on building our offering of specialized funds particularly within private market strategies to leverage our existing investment capabilities and expand our investor footprint. Our product offerings have grown steadily since focusing in this area. Our specialized funds comprised $19.4 billion, or 26% of our AUM as of December 31, 2022.
We believe that our strong economic value proposition helps create a moat around our strategic partnerships with our clients, which in turn helps foster long-term relationships. Depending on the program, we offer our clients fee savings and preferential terms as well as access to proprietary capacity or deal flow.
Beyond our strong economic value proposition, for many of our large clients we also provide value-add ancillary services, including fund administration, portfolio risk management and research access. Clients also can benefit from the scale of GCM Grosvenor’s data and technology systems.
Global Footprint and Diversified Client Base
Our client base is highly tenured, in large part due to the aforementioned strength of our value proposition. Our 25 largest clients by AUM have been with us for an average of approximately 14 years and 88% of these clients have expanded their investment relationship with us over the last three years. Across our customized separate accounts, capital raised from existing clients was more than 69% of the total capital raised in 2022 and has typically been 50%-80% of total annual capital raised historically. Notably, capital from existing clients has pertained to both existing programs and new portfolios in different investment strategies, and cross-selling has traditionally been a driver of the firm’s growth. As of December 31, 2022, 50% of our top 50 clients by AUM worked with us in multiple investment strategies (i.e., private equity, infrastructure, real estate, and absolute return strategies), compared to 48% as of December 31, 2021. Our existing clients continue to be a significant source of fundraising.
We had over 500 institutional clients as of December 31, 2022, which were broadly diversified by type, size, geography, and revenue. Our clients include some of the world’s largest pension funds, sovereign wealth entities, corporations, financial institutions, and insurance corporations. Our non-institutional client base includes family offices and high-net-worth and mass affluent individuals.

Note: AUM as of December 31, 2022. Management fees for the twelve months ended December 31, 2022.
Over our history we have continued to expand our global footprint, which we believe provides us with the opportunity to in turn continue to benefit from the ongoing global growth of the alternative asset management industry. We operate in eight primary offices in seven countries. We serve clients from 33 countries and have deployed capital in over 100 countries across a wide range of investment strategies.
Note: As of December 31, 2022.
Our History
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
Today, we continue to evolve and expand the ways in which we provide solutions to our global clients. In 2021, we opened new offices in Toronto, Canada and Frankfurt, Germany, and launched GCM Grosvenor Insurance Solutions in an effort to more effectively deliver our alternative investment solutions to the multi-trillion dollar insurance market. In the fourth quarter of 2022, we launched Elevate with a $500 million anchor investment. Elevate is a natural extension of our existing platform and is focused on making catalytic seed investments in small, emerging, and diverse investor entrepreneurs to help build and scale their investment firms.
Our Market Opportunity
The alternative asset management industry continues to see strong growth. According to a 2022 report by Preqin, total alternative AUM is expected to grow from $14 trillion in 2021 to more than $23 trillion in 2027.
Several trends and developments have shaped the alternative investing industry and continue to serve as the primary drivers of our growth:
Growth in Institutional Wealth
Global institutional wealth has increased significantly in recent years and is expected to continue to grow. According to a 2022 report from PricewaterhouseCoopers (“PwC”), total global assets under management for the asset and wealth management market is expected to increase from $127.5 trillion in 2021 to approximately $157.2 trillion in 2026. Continued growth in the investable capital base of these investors is expected to continue to support growth in the alternative investment strategies. Despite volatility in the financial markets in 2022, the longer-term trend remains.
Growth in Allocations to Alternative Investment Strategies
Within the institutional client base, defined benefit pension schemes have found it difficult to achieve targeted returns to meet rising pension fund obligations within a framework of conventional asset allocations to equities and bonds. While this challenge in part originated in the low yield environment of the decade following the financial crisis of the late 2000s, market volatility stemming from rising inflation and interest rates has not lessened the need for alternative investment strategies. In response, pension fund allocations to alternative investment strategies have increased as a means to improve returns to meet these long-term obligations. Similarly, insurance investors have increased their appetite for risk assets, but credit quality and liquidity needs remain key priorities, providing an opportunity for strategies and structures that address those concerns.
Despite the slowdown of the global economy in 2022, according to the 2022 Global Alternative Fund Survey conducted by Ernst & Young, 92% of surveyed institutional investors plan to maintain or increase their current allocations to private equity in 2023. Based on the same survey, 87% of institutional investors plan to maintain or increase their allocations to absolute return strategies. Those numbers are even higher for infrastructure and alternative credit.
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
Importance of Sourcing
Growth in the alternative asset management industry over the past two decades has created a competitive environment. According to Preqin data, the number of active fund management firms is expected to increase by 21% from approximately 28,000 in 2018 to approximately 34,000 in 2023. Consequently, more managers compete for capital and also investments, making careful sourcing and evaluations of both managers and transactions critical to generating strong performance.
In addition, a combination of growing inflation, tightening monetary and fiscal policy and high market volatility creates a backdrop for improving alpha generation and also potentially creates higher dispersion in performance. Consequently, our expertise in sourcing alpha generating investment opportunities will be paramount to continued return generation, which is rooted in the breadth and depth of our manager and industry relationships combined with our rigorous due diligence process.
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
Increasing Focus on ESG and Impact Investing
ESG and Impact investing are increasingly top of mind for many investors and we believe this growth will continue. We have been consistently committed to helping our clients achieve their ESG and Impact objectives by offering choice and designing solutions at their request and specific to our clients’ varied goals, priorities and risk tolerances.
In addition, certain investors increasingly seek a data-driven approach to evaluating success and impact in these areas of investment. We believe we are currently ahead of the industry curve in our ability to flexibly integrate ESG and Impact investment considerations where appropriate, which positions us well with these clients.
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
Given our long history in the market and the resulting depth and scale of our relationships and investments, we believe we have one of the most comprehensive sets of data in the industry. In addition, our information advantage spans the breadth of private markets and absolute return investment strategies, which is essential in sourcing differentiated, high-quality investment opportunities. For example, as of December 31, 2022, we tracked more than 6,500 managers across our platform. Our extensive proprietary data and analytics capabilities drive our investment selection decisions, helping us generate consistently strong investment returns.
Our Competitive Strengths
We Offer the Full Breadth of Alternative Investment Strategies
We are one of the few solutions providers globally with breadth and flexibility of execution across a broad spectrum of alternative investment strategies (private markets, including private equity, infrastructure, real estate and alternative credit, and absolute return strategies) and implementation methodologies (primary fund investments, secondaries, co-investments and direct investments). We believe this offers us a unique vantage point as we sit at the intersection of a tremendous amount of market intelligence and deal flow across our entire platform. As investors try to limit the number of asset manager relationships they maintain by trimming duplicative strategies and managers, they have increasingly turned their focus on a smaller number of solutions providers like us that offer access to multiple investment strategies. According to Preqin’s H1 2020 Investor Outlook Report on Alternative Assets, approximately 52% of institutional investors invest in two or more alternative investment strategies. As of December 31, 2022, 50% of our top 50 clients by AUM worked with us in multiple investment strategies.
We Are a Market Leader in Customized Alternative Investment Solutions
The institutional investor community has increasingly embraced tailored investment programs that are different from the one-size-fits-all solution offered by specialized funds. We believe we were pioneers in the customized separate account / strategic partnership / solutions business, having launched our first absolute return-focused customized separate account in 1996 and our first private markets separate account in 1999. In our customized programs we are deeply embedded with our clients and customized investment solutions provide the ability for a collaborative relationship between clients and asset managers, which can enable clients to address specific interests, issues and needs. Our customized separate account relationships have long tenures and high re-up rates. Capital deployment is typically highly programmatic, meaning re-ups in the case of closed-end programs typically occur every few years. As of December 31, 2022, we had $54.3 billion in AUM across our customized separate accounts for 152 clients across 248 customized portfolios.
We Use our Size, Scale and More Than 50-Year History to Drive a Strong Value Proposition
Over 50-years of industry participation and leadership has afforded us with a vast network of relationships across the full spectrum of the alternatives landscape. Today, we seek to capture the benefits of these relationships, further amplified by our scale as a $73.7 billion investor as of December 31, 2022, to our clients. Depending on the program, we offer our clients fee savings and preferential terms, access to hard to access managers, and proprietary deal flow. In addition, certain investment approaches including co-investing and investing in secondaries rely on the breadth of our firm network from a sourcing and intelligence standpoint.
Leader in ESG and Impact Investment Strategies
As of December 31, 2022 we had $21.1 billion of AUM allocated to ESG and Impact investments, which has increased at a 24% CAGR since 2019. We have dedicated efforts in a number of ESG- and Impact-related themes, including infrastructure investments where we believe partnering with union labor enhances risk-adjusted returns, investing with firms owned by women or minority professionals, and other themes like regionally targeted and clean energy. We believe that we were early adopters of offering clients choice around the integration of ESG and Impact factors into their portfolio construction. We have been committed to helping our clients achieve their ESG and Impact objectives by designing, at their request, solutions that meet our clients’ varied goals, priorities, and risk tolerances. Classification as ESG and Impact is based on the assessment of each such investment by GCM Grosvenor investment team members. There is subjectivity in placing an investment in a particular category, and conventions and methodologies used by GCM Grosvenor in categorizing investments and calculating the data presented may differ from those used by other investment managers.
Note: Some investments are counted in more than one ESG category.

Given our size and scale, we believe we are uniquely placed to engage with stakeholders in our industry and beyond about ESG and Impact factors. Therefore, we are engaged in multiple partnerships with organizations committed to enhancing greater industry transparency and measurement of ESG and Impact factors where appropriate for certain client programs.
Strong Long-Term Performance Across Breadth of Alternative Investment Strategies
As shown below, for our realized and partially realized investments, we have outperformed the respective market benchmarks across all of our private markets strategies on an inception-to-date basis as of September 30, 2022. Past performance is not indicative of future results.
($ in millions, unless otherwise mentioned)

	Outperformance of PME by	PME Index	Annualized Returns Since Inception	Inception Date
Private Equity
Primary Fund Investments(1)	3.4%	S&P 500	14.0%	2000
Secondaries Investments(2)	8.6%	S&P 500	20.5%	2014
Co-Investments/Direct Investments(3)	5.0%	S&P 500	21.5%	2009
Infrastructure(4)	6.1%	MSCI World Infrastructure	12.9%	2006
Real Estate(5)	7.7%	FNERTR Index	20.3%	2010

ESG and Impact Strategies
Diverse Managers(6)	8.2%	S&P 500	23.2%	2007
Labor Impact Investments	N/A	MSCI World Infrastructure	N/A	N/A
Note: Returns for each strategy are presented from the date the firm established a dedicated team focused on such strategy through September 30, 2022. Investment net returns are net of investment-related fees and expenses, including fees paid to underlying managers, but do not reflect management fees, performance fees, or carried interest to GCM Grosvenor or any expenses of any account or vehicle GCM Grosvenor manages. Data does not include investments that were transferred at the request of investors prior to liquidation and are no longer managed by GCM Grosvenor.
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
(6)Since 2007.

	Annualized Returns Since Inception - Period Ended December 31, 2022	Inception Date
Absolute Return Strategies	6.7%	1996
GCMLP Diversified Multi-Strategy Composite	7.7%	1993
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

Scalable and Predictable Business Model
The strength of our business model is derived from the following valuable attributes:
•High management fee centricity. For each of the years ended December 31, 2022 and 2021, net management fees were $356.4 million and $340.8 million, respectively, compared to $13.9 million and $55.5 million of net incentive fees attributable to GCM Grosvenor, respectively.
•Stable management fee base. Our management fee stability is rooted in the long-dated nature of our investment programs. As of December 31, 2022, more than $31.3 billion of our AUM is in evergreen programs - $23.0 billion in absolute return strategies and $8.3 billion in private markets evergreen programs, defined as those with an open-ended structure or NAV target. In addition, as of December 31, 2022, 73% of our AUM in private markets strategies, or $37.3 billion of our AUM, had a remaining tenor of seven years or more.
•Significant visibility into future growth. We have experienced steady growth in the fee-paying AUM (“FPAUM”) that drives our management fees; as of December 31, 2022, we had $58.9 billion in FPAUM and, consequently, management fees have historically been also largely predictable. As of December 31, 2022, we also had an additional approximately $7.6 billion of contracted not yet fee-paying AUM on which we expect to start charging management fees, under existing contracts, over the course of applicable commitments periods that extend for approximately the next three years, bolstering our potential FPAUM growth over the next several years.
•Additional earnings power from incentive fees. Though subject to more variability, including on account of factors out of our control, we believe our incentive fees from both private markets and absolute return strategies have the opportunity to increase significantly in the future due to the amount of assets able to earn incentive fees and recent fundraising success. Incentive fees are comprised of both carried interest earnings and annual performance fees and made up approximately 26% of total revenues in the last three years. The incentive fees have greater variability between time periods; for example, total incentive fees decreased approximately 57% and firm share of incentive fees decreased approximately 70% for the year ended December 31, 2022 compared to 2021. However, we believe that incentive fees also provide potential upside to our revenue stream in the future. For example, as of December 31, 2022, the firm’s share of unrealized carried interest increased by 11% to $368 million, compared to December 31, 2021. Run rate annual performance fees, which reflect the potential annual performance fees generated by performance fee-eligible AUM at an 8% gross return for both multi-strategy and credit strategies, and a 10% gross return for specialized opportunity strategies, were $29.6 million as of December 31, 2022.
•Embedded operating leverage. Our business benefits from embedded operating leverage, which in turn drives scalability. Over the last decade, we have made significant investments in our platform infrastructure by building out our investment teams across investment strategies and geographies, which we believe positions us well for continued margin expansion. Our margin on Fee-Related Earnings increased to 36% for the year ended December 31, 2022 compared to 35% in 2021.
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
As of December 31, 2022, we had 529 employees, including 170 investment professionals, operating in eight offices throughout the United States and in Toronto, London, Frankfurt, Hong Kong, Seoul and Tokyo. In addition to a competitive compensation structure, we promote a work environment that we believe is interesting and challenging, providing our employees the opportunity to grow professionally. As of December 31, 2022, our current, former employees and the firm had approximately $622 million of their own capital (including through leveraged vehicles) invested into our various investment programs, which we believe aligns our interests with those of our clients.

We believe that diversity, equity, inclusion and belonging are at the heart of our ethos. As of December 31, 2022, 62% of our employees based in the U.S. were women or ethnically diverse, and of our U.S. senior professionals, 54% were women or ethnically diverse employees. We aim to work hard to maintain our focus and continuously improve our efforts in this area.
Finally, we have made significant investments in training, talent and technology so that we are serving our clients with the highest levels of integrity and professionalism. We have been a registered investment adviser since 1997 with a culture of compliance rooted in what we believe is a proper tone at the top.
Strategic Priorities
Expand Relationships with Existing Clients
We believe the best way to grow our business is by providing excellent partnership and results to our existing clients, because when they succeed, we succeed. Over the last three years 88% of our top 25 clients have expanded their investment relationship with us, and during 2022, over 85% of our gross capital inflows were derived from existing clients. Notably, capital from existing clients has pertained to both existing programs and new portfolios in different investment strategies, and cross-selling has been a driver of the firm’s growth. As of December 31, 2022, 50% of our top 50 clients by AUM worked with us in multiple investment strategies (i.e., private equity, infrastructure, real estate, alternative credit and absolute return strategies), compared to 48% as of the beginning of 2022. We have a track record of successfully expanding our client relationships within or between investment strategies, and we believe a large portion of our future growth will come from existing clients through both renewals and expansion of client relationships into new strategies.
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
In 2021, we opened new offices in Toronto, Canada and Frankfurt, Germany. While we believe the U.S. will continue to drive a significant amount of our fundraising, we have already seen momentum in non-U.S. markets; in 2022, 29% of capital was raised outside of the U.S.
Expand Distribution Channels
We believe the growing demand for alternative assets provides an opportunity for us to attract new investors across a variety of distribution channels. As we continue to expand our product offerings and our global presence, we expect to be able to attract new investors to our funds. In addition to pension funds, sovereign wealth funds, corporate pension funds, multiemployer pension funds and financial institutions, which have historically comprised a significant portion of our AUM, in recent periods we have extended our investment strategies and marketing efforts increasingly to insurance companies and to non-institutional investors, which we believe remain under-allocated to alternative assets.
For example, in 2021 we created GCM Grosvenor Insurance Solutions to help deliver the breadth of the firm’s alternative investment solutions to the insurance industry. We utilize a consultative approach to offer both structured and customized alternative asset management solutions that meet the unique needs of the insurance industry. Our broad skill set results from our open architecture framework and allows us to pursue strong risk adjusted returns in a thoughtful and capital efficient format, aiming to increase return on equity and book value growth while mitigating balance sheet volatility. Globally, insurance capital with a risk profile suitable for investment in alternatives is between $3.5 and $4.0 trillion, representing a significant total addressable market.
Build New, Differentiated Offerings Across Investment Strategies
While we pride ourselves on the breadth of our investment offering, which spans investment types and alternatives strategies, certain of our capabilities are uniquely differentiated relative to others in the market and, we believe, in turn offer us opportunity to gain a potentially outsized share in the total addressable market. A key to our past growth has been pursuing innovative investment strategies that complement our incumbent strengths. We have successfully launched a number of new investments strategies since 2014, such as the firm’s Strategic Investments Group, which combines our broad deal sourcing platform with the flexibility to capture an evolving opportunity set across asset classes, liquidity profiles, capital structures and geographies. The team integrates this deal sourcing capability and flexible mandate with a seamless execution process that has allowed it to become one of the leading opportunistic investing platforms in the marketplace. Total AUM for our Strategic Investments Group is $5.0 billion as of December 31, 2022.
We plan to continue to identify attractive and innovative investment offerings that expand on our current investment capabilities. As an example, in the fourth quarter of 2022, we launched the Elevate strategy with a $500 million anchor investment. Elevate and broader sponsor solutions are a natural extension of our existing platform, leveraging over 30 years of experience investing with small, emerging and diverse managers. We believe we can further leverage our existing platform strengths to expand into areas such as seeding the growing universe of emerging and diverse managers, value-add, core and core-plus real estate strategies, as well as infrastructure debt and project finance.
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
Investment Strategies
We provide our clients access to both private markets and absolute return investment strategies diversified across liquidity profile, geographic regions and industries as described below.
Private Markets
We had $50.7 billion in Private Markets AUM as of December 31, 2022. In private markets, clients generally commit to invest over a multi-year time period and have an expected duration of seven years or more.
Private Equity
Private equity is our largest private markets investment strategy with $29.1 billion in AUM as of December 31, 2022. We are a recognized industry leader in private equity investing with over 20 years of experience. Since our first private equity investment in 1999, we have gained deep experience across strategies, including leveraged buyouts, special situations, growth equity, and venture capital.
Our private equity investment philosophy is centered around middle market strategies, which we define as companies with total enterprise value less than $1.5 billion at entry. This approach allows us to access investments where proprietary sourcing, value-add capabilities and differentiated underwriting can lead to lower entry values and better risk return profiles. This is also an area of the market that is typically inefficient for institutional investors to access directly and where clients can leverage our extensive team and industry expertise to invest in a diversified portfolio, allowing us to add more value to our clients. We are a preferred capital partner for many hard-to-access funds and small and emerging managers and we maintain an active presence with advisory board seats on many of our middle market buyout fund investments. This results in a highly diversified investment approach - across our private equity primary fund investments our professionals had committed approximately $36.1 billion with over 480 private equity managers on behalf of our clients as of December 31, 2022.
Infrastructure
Infrastructure is one of our core alternative investment strategy focuses. Since our first infrastructure investment in 2003, we have grown into one of the leaders in alternative infrastructure investing with approximately $11.1 billion of AUM as of December 31, 2022. We primarily focus on power, utilities, renewables, transportation and telecom/technology infrastructure. Our experience, combined with our global platform, provides us with a comprehensive view of the infrastructure landscape, allowing us to broadly source opportunities and seek the most effective means of implementation. We seek to drive value for our clients through both custom mandates and multi-client offerings that offer diversified access to primary fund investments, secondaries, co-investments, and direct investments.
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
Real Estate
Since our first real estate investment in 2002, our team has targeted value-add and opportunistic returns through equity and credit investments and focuses primarily on the more fragmented part of the market where asset values on average tend to be less than $50 million. To date, we have invested opportunistically across the spectrum of commercial and residential real estate property types, largely in the U.S. but also selectively in mature European and Nordic markets. In addition, we have built an open-architecture approach that allows us to invest in assets, portfolios and entities in order to generate superior risk-adjusted returns. As such, we have developed a creative array of structures, including seeding arrangements, growth-oriented joint ventures and co-investments, which allow us to generate excess return through structure and fee differentiation. We believe our partnership approach to investing positions us as a preferred investment partner as we are able to structure mutually beneficial “capital solutions” that provide us with enhanced upside and greater downside mitigation while also solving the unique considerations of our investment partners. As of December 31, 2022, we managed $5.5 billion of AUM in real estate strategies.
Absolute Return Strategies
Absolute return strategies are primarily defined by the liquidity of the underlying securities purchased, the length of the client commitment, and the form and timing of incentive fees. Generally, for absolute return strategies the securities tend to be more liquid, and incentive fees are earned on an annual basis pursuant to mark to market. We offer a broad range of tailored solutions across strategies (multi-strategy, opportunistic credit, macro, relative value, long/short equity and quantitative strategies) and managers. Our overall investment philosophy is to invest with leading managers to achieve attractive risk-adjusted returns with low volatility and low correlation to traditional investment strategies. Diversification, risk management and a focus on downside protection are key tenets of our approach. Through detailed fundamental analysis and due diligence, we aim to identify investment opportunities where intermediate or long-term value is obscured by attributes such as complexity, corporate events, technical dislocations, or market misunderstandings. We frequently provide efficient access to underlying managers through improved fee structures, negotiated favorable terms and targeted exposures. Our scale and reputation as a longstanding, value-added limited partner creates opportunities for us to gain access to managers that are “closed” and not otherwise accepting new capital. As of December 31, 2022, we had approximately $23.0 billion AUM in our absolute return strategies.
Investment Strategies Across Asset Classes
Middle Market and Small, Emerging and Diverse Managers
For the past 30 years we have developed a market-leading, dedicated effort to investing in and alongside middle market and small and emerging managers, which we believe adds significant, differentiated value to our clients. In addition, we have invested with diverse managers for approximately 20 years, consistent with our firm’s commitment to seeking the best possible risk-adjusted investment returns for our clients. We believe diverse managers represent a compelling, yet undercapitalized investment opportunity in the alternatives universe. We broadly define middle market investment activities as funds with AUM of generally less than $3.0 billion in the United States, €2.0 billion in Europe or $1.5 billion in Asia, small investment activities as funds with AUM of generally less than $1.0 to $2.0 billion and emerging market activities as managers that have launched three or fewer funds or have less than three years of investment activity. Our first small and emerging managers investment was in 1989. As of December 31, 2022, we had $17.9 billion of AUM dedicated to small and emerging managers and $13.1 billion of AUM dedicated to diverse managers across both private markets and absolute return strategies. We believe small, emerging and diverse managers present opportunity for better risk/return profiles, lower competition and differentiated underwriting.
Alternative Credit
With over 30 years of investing experience, our credit investments span market cycles and the liquidity spectrum across structured credit, corporate credit, distressed, direct lending, and real asset credit. Our credit investment activities also significantly leverage the firm’s broad alternatives platform, which provides us with differentiated deal flow and the flexibility to execute through primary fund investments, co-investments, secondaries, and direct transactions across the credit landscape. Our robust global platform also provides a wide range of opportunities, including niche opportunities and exclusive access to capacity-constrained investments. We implement credit strategies for our clients both as part of a customized separate account that includes solely credit investments or investing in credit alongside another investment strategy, and through dedicated credit-focused specialized funds. As of December 31, 2022, we managed $11.9 billion of AUM in alternative credit strategies.
Opportunistic Investing
The firm’s Strategic Investments Group combines our unparalleled deal sourcing platform with the flexibility to capture an evolving opportunity set across asset classes, liquidity profiles, capital structures and geographies. The team integrates this deal sourcing capability and flexible mandate with a seamless execution process that has allowed it to become one of the leading opportunistic investing platforms in the marketplace. Since inception in 2015, total AUM for our Strategic Investments Group has grown to $5.0 billion as of December 31, 2022.
ESG and Impact Strategies
As of December 31, 2022, we managed $21.1 billion of AUM in ESG and/or Impact investments. In addition, we have dedicated efforts in a number of ESG- and Impact-related themes, including infrastructure investments where we believe partnering with union labor enhances risk-adjusted returns, investing with firms owned by women or minority professionals, and other impact-related themes like regionally targeted and clean energy. We believe that we were early adopters of offering clients choice around the integration of ESG and/or Impact factors into their portfolio construction. We have been committed to helping our clients achieve their ESG and/or Impact objectives by designing, at their request, solutions that meet our clients’ varied goals, priorities, and risk tolerances. Classification as ESG and/or Impact is based on the assessment of each such investment by GCM Grosvenor investment team members. There is subjectivity in placing an investment in a particular category, and conventions and methodologies used by GCM Grosvenor in categorizing investments and calculating the data presented may differ from those used by other investment managers.
Implementation Methodologies
We provide our clients access to both private markets and absolute return investment strategies that are diversified across financing stages, geographic regions and industries through the implementation methodologies described below.
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
Sourcing of Opportunities
All of our investment strategies benefit from our scale ($73.7 billion in AUM as of December 31, 2022), our extensive track record (over 50 years of experience), our culture of compliance and the depth of our investment team (170 investment professionals). We believe that one of our competitive advantages is our comprehensive and robust sourcing and investment process. Our deal flow is sourced through multiple channels and reviewed through a rigorous, multi-step selection process that includes independent investment and operational due diligence.
We maintain a robust pipeline of primary fund investments, secondaries, direct and co-investments. Our ability to source, select and access top-tier opportunities reflects the rigorous processes executed by our large, experienced teams.
Our sourcing system relies on the following channels:

Existing manager relationships. We maintain strong relationships with many of the premier and most difficult-to-access managers across the alternative sector and seek to leverage those relationships to the benefit of our clients. Our relationships with a large pool of high-quality managers and management teams serve as a source of investment opportunities including secondaries and co-investments. We have experience and access across the spectrum of market and manager size. As of December 31, 2022, we tracked over 6,500 managers in our database.
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
Global offices. With multiple investment offices located in the U.S., Europe and Asia, we maintain a global footprint and perspective, allowing us to source idiosyncratic deal flow from local markets. Our on-the-ground investment professionals in eight offices globally assist with sourcing, evaluating and monitoring opportunities in their respective regions. Our regional offices also allow us to build relationships with local stakeholders. For example, we rely on our team’s regional expertise to evaluate emerging managers that could be overlooked by other investors and make commitments to high quality investments nationwide.
In-bound opportunities. We are an investor and partner of choice for many managers. We frequently receive placement memoranda in-bounds from prospective managers due to our reputation in the market as a value-add investor. Receipt of materials directly from managers is particularly relevant with respect to spin-outs and new funds as well as for secondary transactions and co-investments.
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
•Mitigate risk(1): Seek to avoid losses and reputational risks arising from operational issues;
•Structure investments: Evaluate the legal and governance structure and terms of investment; and
(1) Risk management, diversification and due diligence processes seek to mitigate, but cannot eliminate risk, nor do they imply low risk.

• Enhance terms: Negotiate improved terms.
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
Investment Performance
The following tables present information relating to the performance of all the investments made by GCM Grosvenor (except as mentioned otherwise in more detail below) across both the private markets and absolute return strategies. The data for these investments is presented from the date indicated through September 30, 2022 for private markets strategies and through December 31, 2022 for absolute return strategies and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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
•the current sustained inflationary environment and rising interest rates may impact the ability to generate returns for a given investment; and
•the performance of particular investment programs also will be affected by risks of the industries and businesses in which they invest.
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
Historical Performance of Private Market Strategies
Realized and Partially Realized Investments As of September 30, 2022
($ in millions, unless otherwise mentioned)

Strategy	Commitments	Contributions	Distributions	Current Value	Investment Net TVPI	Investment Net IRR	PME	PME Index
Private Equity
Primary Fund Investments(1)	$12,632	$13,786	$22,943	$2,625	1.85	14.0%	10.6%	S&P 500
Secondary Investments(2)	$526	$454	$547	$220	1.69	20.5%	11.9%	S&P 500
Co-Investments/Direct Investments(3)	$3,141	$3,002	$5,019	$782	1.93	21.5%	16.5%	S&P 500
Infrastructure(4)	$2,611	$2,595	$3,517	$1,032	1.75	12.9%	6.8%	MSCI World Infrastructure
Real Estate(5)	$596	$616	$899	$65	1.57	20.3%	12.6%	FNERTR Index

ESG and Impact Strategies
Diverse Managers(6)	$2,242	$2,378	$3,437	$1,306	1.99	23.2%	15.0%	S&P 500
Labor Impact Investments	—	—	—	—	N/A	N/A	N/A	MSCI World Infrastructure
Note: Returns for each strategy are presented from the date the firm established a dedicated team focused on such strategy through September 30, 2022. Investment net returns are net of investment-related fees and expenses, including fees paid to underlying managers, but do not reflect management fees, performance fees, or carried interest to GCM Grosvenor or any expenses of any account or vehicle GCM Grosvenor manages. Data does not include investments that were transferred at the request of investors prior to liquidation and are no longer managed by GCM Grosvenor.
Past performance is not necessarily indicative of future results.

All Investments As of September 30, 2022
($ in millions, unless otherwise mentioned)

Strategy	Commitments	Contributions	Distributions	Current Value	Investment Net TVPI	Investment Net IRR	PME	PME Index
Private Equity
Primary Fund Investments(1)	$23,294	$21,525	$26,331	$9,279	1.65	12.9%	10.4%	S&P 500
Secondary Investments(2)	$1,628	$1,448	$795	$1,315	1.46	18.4%	7.7%	S&P 500
Co-Investments/Direct Investments(3)	$7,406	$6,982	$5,301	$6,409	1.68	19.3%	12.0%	S&P 500
Infrastructure(4)	$8,608	$6,981	$4,431	$5,024	1.35	9.8%	3.9%	MSCI World Infrastructure
Real Estate(5)	$3,619	$2,641	$1,540	$1,691	1.22	11.7%	3.4%	FNERTR Index
Multi-Asset Class Programs	$2,968	$2,922	$1,629	$2,331	1.36	21.5%	N/A	N/A
ESG and Impact Strategies
Diverse Managers(6)	$9,858	$7,971	$4,880	$8,100	1.63	20.1%	9.8%	S&P 500
Labor Impact Investments	$728	$665	$21	$942	1.45	28.6%	-6.7%	MSCI World Infrastructure
Note: Returns for each strategy are presented from the date the firm established a dedicated team focused on such strategy through September 30, 2022. Investment net returns are net of investment-related fees and expenses, including fees paid to underlying managers, but do not reflect management fees, performance fees, or carried interest to GCM Grosvenor or any expenses of any account or vehicle GCM Grosvenor manages. Data does not include investments that were transferred at the request of investors prior to liquidation and are no longer managed by GCM Grosvenor.
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
(6)Since 2007.
Historical Performance of Absolute Return Strategies

	Assets Under Management as of December 31, 2022 ($Bn)	Annualized Returns Periods Ended December 31, 2022
		One Year		Three Year		Five Year		Since Inception
		Gross	Net	Gross	Net	Gross	Net	Gross	Net
Absolute Return Strategies (Overall)	$23.0	(5.8)%	(6.4)%	4.7%	4.0%	4.1%	3.4%	6.7%	5.7%
GCMLP Diversified Multi-Strategy Composite	$11.4	(5.7)%	(6.4)%	5.3%	4.5%	4.3%	3.6%	7.7%	6.4%
Note: Absolute Return Strategies (Overall) is since 1996. GCMLP Diversified Multi-Strategy Composite is since 1993.
Past performance is not necessarily indicative of future results.

Assets Under Management
The following chart summarizes the growth in our FPAUM and Contracted, not yet fee-paying AUM and the breakdown between private markets and absolute return strategies ($ billion).

Total AUM
Private Markets AUM
Absolute Return Strategies AUM
$61.9
$72.1
$73.7
2.9
7.1
51.9
5.8
7.7
58.7
7.2
7.6
58.9
$36.7
2.0
6.9
27.8
$45.5
4.8
7.6
33.1
$50.7
6.3
7.5
36.9
$25.2
0.9
0.2
24.1
$26.6
1.0
0.1
25.6
$23.0
0.9
0.1
22.0
2020
2021
2022
FPAUM
Contracted not yet FPAUM ("CNYFPAUM")
Other[1]

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
As of December 31, 2022, our FPAUM was $58.9 billion compared to $73.7 billion in AUM. The difference between AUM and FPAUM is primarily due to approximately $7.6 billion of contracted capital on which we expect to start charging management fees, under existing contracts, over the course of approximately the next three years as capital is invested or based on an agreed upon fee ramp in schedule. This additional $7.6 billion of capital will bolster our potential FPAUM growth over the next several years. Mark-to-market changes in AUM for funds that charge on commitments is another key difference between our AUM and our FPAUM.

Our overall FPAUM has grown from $48.9 billion at the end of 2018 to $58.9 billion as of December 31, 2022, representing a total CAGR of 5%, including a CAGR of 10% for FPAUM for our private markets strategy during the same period.
Contracted Not Yet Fee-Paying AUM
Contracted not yet fee-paying AUM (“CNYFPAUM”) represents limited partner commitments which are expected to be invested and begin charging fees over the ensuing five years. As of December 31, 2022, our CNYFPAUM was near an all-time high of $7.6 billion, up from $2.3 billion at the end of 2018. Of the $7.6 billion, approximately $2.9 billion is subject to an agreed upon fee ramp in schedule that will result in management fees being charged on approximately $1.1 billion of such amount in 2023, approximately $0.6 billion of such amount in 2024, and the remaining approximately $1.2 billion in 2025 and beyond. With respect to approximately $4.7 billion of the $7.6 billion, management fees will be charged as such capital is invested, which will depend on a number of factors, including the availability of eligible investment opportunities. We expect the majority of this capital will turn into FPAUM over the course of approximately the next three years and help drive significant growth from funds already under contract. It is also a strong indication of the momentum with our clients and in our business today, which we anticipate to continue into the future.
Other Components of AUM
Other components of AUM include mark-to-market changes in AUM for funds that charge management fees based on commitments (generally in private markets strategies), insider capital and non-fee-paying AUM. Mark-to-market changes in private markets strategies funds increases total AUM but does not increase FPAUM. Finally, certain current and former employees and related parties invest on a non-fee-paying basis in GCM Funds, and therefore are not included in FPAUM.
Our Clients
We believe the value proposition we offer and our philosophy that we do well when our clients do well has resulted in strong relationships with our clients. Our client base primarily comprises institutional investors that range from those seeking to make an initial investment in alternative assets to some of the largest and most sophisticated private markets investors. As a highly customized, flexible outsourcing partner, we are equipped to provide investment services to institutional clients of all sizes and with different needs, internal resources and investment objectives. Our clients include prominent institutional investors globally including in the United States, Europe, the Middle East, Asia, Australia and Latin America. As of December 31, 2022, approximately 38% of our AUM came from clients based outside of the Americas, reflecting the strength and breadth of our relationships within the global investor community.
The following charts illustrate the diversification of our client base:
Note: AUM as of December 31, 2022. Management fees for the twelve months ended December 31, 2022.

We believe the stability of our client base reflects the strength of the long-term client relationships we have developed. Further, these relationships help to explain why clients entrust us with their capital for extended periods of time.
Our Team
As of December 31, 2022 we had 529 employees, including 170 investment professionals, operating in eight offices throughout the United States and in Toronto, London, Frankfurt, Hong Kong, Seoul and Tokyo.
Investments Team
As of December 31, 2022 our investments team consisted of 170 employees. Each of our investment strategies is led by its own leadership team of highly accomplished investment professionals. While primarily focused on managing strategies within their own investment group, these senior professionals are integrated within our platform through economic, cultural and structural measures. In addition, our investments team members include professionals dedicated to risk management and operational due diligence, two key components of our investment evaluation and portfolio management processes.
Client Group
As of December 31, 2022, our business development, marketing and client service teams consisted of 66 employees. Each member of our business development team is assigned a territory, either domestic or international, or client type. Our business development professionals are responsible for relationship management with existing clients and consultants in addition to actively pursuing new business with prospective clients, depending on the territory they are assigned. In addition, each member of the business development team is supported by one or more members of the relationship management support team who help manage ongoing client service and support sales efforts.
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
Operations
As of December 31, 2022, our operations team consisted of 285 professionals across multiple offices who perform critical functions in support of our corporate, client and investment activities. We have created a strong, institutional-quality internal control environment and are committed to maintaining a robust culture of compliance.
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
The majority of private markets programs are closed end structures, and typically fees consist of a management fee rate plus carried interest.
The management fee rate for closed end structures typically differs by the type of strategy and the type of investment. Management fee rates for primary fund investments are typically about half of those charged for secondary funds and co-investments. Direct investments are typically a further premium to co-investments. The management fee rate also depends on the total fee-paying assets of a given client.

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
Fees may be either fixed or include both a fixed and a performance fee. For a typical fixed and performance fee structure, the management fee typically is at a discount to the fixed-only fee scale, with the addition of a performance fee, which is a percentage of capital appreciation or profits. Earning the performance fee may be subject to a hurdle, a high watermark and/or a preferred return. The hurdle or preferred return may be a fixed percentage or a spread above a particular benchmark return (e.g., LIBOR or US T-Bills), although in the case of a spread-based structure, it is typical that the hurdle rate or preferred return is capped at a certain amount.
Similar to private markets, for large relationships, we may adjust the fixed fee component and/or performance fee component based on an analysis of the total economics of the relationship.
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
•transparent organizational structure;
•ability to provide a cost effective and comprehensive range of services and products; and
•clients’ perceptions of our independence and the alignment of our interests with theirs created through our investment in our own products.
The asset management business is intensely competitive, and in addition to the above factors, our ability to continue to compete effectively will depend upon our ability to attract highly qualified investment professionals and retain existing employees.
Intellectual Property
We own or have rights to trademarks, service marks or trade names that we use in connection with the operation of our business. In addition, our names, logos and website names and addresses are owned by us or licensed by us. We also own or have the rights to copyrights that protect the content of our solutions. We believe that the “GCM Grosvenor” trade name, logo and website are material to our operations.
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
The application of some of these requirements and regulations to our business will change in connection with the exit of the U.K. from the EU, which became official at January 31, 2020. Brexit triggered the commencement of a transitional period that ended on December 31, 2020, during which, despite the UK no longer being an EU member state, EU law continued to apply in the UK as it did pre-Brexit, with firms remaining free to continue passporting services between the UK and member states of the EU. The transitional period expired on December 31, 2020. The U.K. and EU ratified a trade deal shortly before the end of the transitional period, but that trade deal does not include provision for U.K. regulated firms to continue to be able to passport their services into EU member states, meaning there will be direct implications to our business. For example, our subsidiaries that are authorized and regulated by the U.K. Financial Conduct Authority have lost “passporting” privileges under certain EU directives, such as the AIFMD and the Markets in Financial Instruments Directive II (“MiFID II”), which certain of our specialized funds and customized separate accounts have relied upon for access to markets throughout the EU. In preparation for this outcome, we have established relationships with third-party European-domiciled alternative investment fund managers (“AIFMs”) necessary for them to serve as AIFM for certain of our funds and certain customized separate accounts. While we believe these relationships will help to ensure that we are able to continue to market certain of our funds in the EU after Brexit, there remains some uncertainty as to the full extent to which our business could be adversely affected by, among other things, the legal status of the U.K. in relation to the EU, the political conditions in the U.K., the trade relations of the U.K. vis-à-vis other countries and the economic outlook in the U.K. In addition, further cost and complexity of operating in the UK may arise from the potential gradual divergence between the UK’s and EU’s regulatory frameworks, as whilst the UK has incorporated certain EU legislation in to UK law from the end of the transition period, the U.K. looks to implement its own vision for its financial services industry through a substantial set of reforms labeled the “Edinburgh Reforms”, which may revise and/or repeal onshored EU law. In addition, any change to the EU regulatory framework post-transitional period, will not be automatically incorporated into UK law.
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
The sale of securities in the U.S. generally requires registration under the Securities Act, unless an exemption from registration is available. Non-U.S. jurisdictions generally have similar requirements. Our funds either have sold, or currently sell, their securities without registration under applicable securities laws. For securities offerings to U.S. investors, our funds conduct non-public offerings in reliance on Section 4(a)(2) ofeith certain conditions, including that each offeree satisfies a net worth or income requirement or is otherwise sophisticated and that the issuer not engage in any general solicitation or general advertising. For securities offerings to non-U.S. investors, our funds generally rely on the exemption for offshore offers and sales provided by Regulation S under the Securities Act, as well as on various exemptions in non-U.S. jurisdictions that generally restrict offers to high-net worth or qualified institutional investors or otherwise limit the manner of offering. We believe that the securities offerings by our funds comply, and have complied, with applicable laws. In some cases, compliance depends in part on the activities of third parties whom we do not control.
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
Available Information
We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and any amendments thereto, and other information. Our SEC filings are available to the public over the Internet at the SEC's website at http://www.sec.gov. We make available on our website at www.gcmgrosvenor.com, free of charge, copies of these reports and any amendments as soon as reasonably practicable after filing or furnishing them with the SEC.

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
•some of our competitors may have a lower cost of capital or access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities;
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
Our revenues in any given period are dependent in part on the size of our FPAUM in such period. For our closed-ended funds, the revenues that we earn are driven in part by the amount of capital invested or committed for investment by our clients, our fundraising efforts and the pace at which we make investments on behalf of certain of our funds. Declines in the pace or the size of fundraising efforts or investments reduce our revenues. The alternative asset investing environment continues to see increased competition, which can make fundraising and the deployment of capital more difficult. In addition, many other factors cause declines in the pace of investment, including the inability of our investment professionals to identify attractive investment opportunities, decreased availability of capital on attractive terms and our failure to consummate identified investment opportunities because of business, regulatory or legal complexities or uncertainty and adverse developments in the U.S. or global economy or financial markets. In addition, if we are unable to deploy capital at a pace that is sufficient to offset the pace of realizations that we return to our clients, our fee revenues could decrease.
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
The COVID-19 pandemic continues to cause disruptions in the U.S. and global economies and, along with other public health emergencies, may adversely impact our business, financial condition and results of operations.
The outbreak of the COVID-19 pandemic led much of the world to institute stay-at-home orders, restrictions on travel, bans on public gatherings, the closing of non-essential businesses or limiting their hours of operation and other restrictions on businesses and their operations, which adversely impacted global commercial activity and contributed to significant volatility and a downturn in global financial markets. While many of these restrictions have now been lifted, new COVID-19 outbreaks and variants led many jurisdictions to reimpose restrictions in an effort to mitigate risks to public health throughout 2022, and the risks of future COVID-19 outbreaks and variants, as well as other public health emergencies, remain. As a result, we are unable to predict the ultimate adverse impact of the pandemic, but it has affected, and may further affect, our business in various ways, including the following:
•We operate our business globally, with clients and offices across North America, Europe, Asia-Pacific, Latin America and the Middle East. The ability to easily travel and meet with prospective and current clients in person helps build and strengthen our relationships with them in ways that telephone and video conferences may not always afford. Further, our investment strategies target opportunities globally. At the onset of the pandemic, we largely shifted to telephone and video conferences to build and maintain relationships, and this has continued to some extent based on client preferences and local conditions. As a consequence, our ability to market our funds and raise new business has been impeded (which may result in lower or delayed revenue growth) and it has become more difficult to conduct due diligence on investments (which can impede the identification of investment risks).
•The ability of our employees to conduct their daily work in our offices helps to ensure a level of productivity that may not be achieved when working remotely for an extended period of time. In most jurisdictions, employees have returned to working in our offices, but generally spend fewer days working in our offices than they did before the onset of the pandemic. Employees’ increased use of a remote working environment could strain our technology resources and introduce operational risks, including heightened cybersecurity risk, as remote working environments can be less secure and more susceptible to hacking attacks.
•A slowdown in fundraising activity has in the past resulted in delayed or decreased management fees and could result in delayed or decreased management fees in the future compared to prior periods. In addition, in light of declines in public equity markets and other components of their investment portfolios, investors may become restricted by their asset allocation policies to invest in new or successor funds that we provide, or may be prohibited by new laws or regulations from funding existing commitments. We may also experience a slowdown in the deployment of our capital, which could adversely affect our ability to raise capital for new or successor funds.
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
•Our funds invest in industries that have been materially impacted by the COVID-19 pandemic, including healthcare, travel, entertainment, hospitality and retail. Companies in these industries have faced operational and financial hardships resulting from the pandemic, and they could continue to suffer materially, become insolvent or cease operations altogether, any of which would decrease the value of the investments.

•COVID-19, and other public health emergencies, present a threat to our employees’ well-being and morale. If our senior management or other key personnel become ill or are otherwise unable to perform their duties for an extended period of time, we may experience a loss of productivity or a delay in the implementation of certain strategic plans. In addition to any potential impact of such extended illness on our operations, we may be exposed to the risk of litigation by our employees against us for, among other things, failure to take adequate steps to protect their well-being.
•We anticipate that regulatory oversight and enforcement will become more rigorous for public companies in general, and for the financial services industry in particular, as a result of the recent volatility in the financial markets.
We believe COVID-19’s adverse impact on our business, financial condition and results of operations will be significantly driven by a number of factors that we are unable to predict or control, including, for example: the severity and duration of the pandemic; the emergence and spread of variants; the pandemic’s impact on the U.S. and global economies; the timing, scope and effectiveness of additional governmental responses to the pandemic; the timing and path of economic recovery; and the negative impact on our clients, counterparties, vendors and other business partners that may indirectly adversely affect us.
We are subject to numerous conflicts of interest that are both inherent to our business and industry and particular to us. Our failure to deal appropriately with conflicts of interest could damage our reputation and have a material adverse effect on our business, financial condition and results of operations.
We currently provide or may in the future provide a broad spectrum of financial services, including investment advisory, broker-dealer, asset management, loan origination, capital markets, special purpose acquisition company sponsorship and idea generation. As we have expanded and as we continue to expand our business, we increasingly confront potential and actual conflicts of interest relating to our funds’ investment activities. Investment manager conflicts of interest continue to be a significant area of focus for regulators and the media. Because of our size and the variety of investment strategies that we pursue for our funds, we may face a higher degree of scrutiny compared with investment managers that are smaller or focus on fewer asset classes.
The relationships among our funds and us are complex and dynamic, and our business could change over time. Therefore, we and our personnel will likely be subject, and our funds will likely be exposed, to new or additional conflicts of interest. In the ordinary course of business, and in particular in managing and making investment decisions for our funds, we engage in activities in which our interests or the interests of our funds could conflict with the interests of other funds and the investors in such funds. Such conflicts of interest could adversely affect one or more of our funds and/or the performance of our funds or returns to their investors.
Certain of our funds may have overlapping investment objectives, including funds that have different fee structures and/or investment strategies that are more narrowly focused, and potential and actual conflicts could arise with respect to allocation of investment opportunities among those funds. We will, from time to time, be presented with investment opportunities that fall within the investment objectives of multiple funds. In such circumstances, we will seek to allocate such opportunities among our funds on a basis that we reasonably determine in good faith to be fair and equitable, and may take into account a variety of relevant factors in determining eligibility, including the investment team primarily responsible for sourcing or performing due diligence on the transaction, the nature of the investment focus of each fund, the relative amounts of capital available for investment, anticipated expenses to the applicable fund and/or to us with regard to investment by our various funds, the investment pacing and timing of our funds and other considerations deemed relevant by us. Allocating investment opportunities appropriately frequently involves significant and subjective judgments. The risk that fund investors could challenge allocation decisions as inconsistent with our obligations under applicable law, governing fund agreements or our own policies cannot be eliminated. In addition, the perception of non-compliance with such requirements or policies could harm our reputation with fund investors.
Our funds may invest in companies in which we or one or more or our other funds also invest, either directly or indirectly. Investments in a company by certain of our funds may be made prior to the investment by other funds, concurrently, including as part of the same financing plan or subsequent to the investments by such other funds. Any such investment by a fund may consist of securities or other instruments of a different class or type from those in which other of our funds are invested, and may entitle the holder of such securities and other instruments to greater control or to rights that otherwise differ from those to which such other funds are entitled. In connection with any such investments — including as they relate to acquisition, owning, and disposition of such investments — our funds could have conflicting interests and investment objectives, and any difference in the terms of the securities or other instruments held by such parties could raise additional conflicts of interest for our funds and us. Our failure to adequately mitigate these conflicts could give rise to regulatory and investor scrutiny.
In the ordinary course of our investment activities on behalf of our funds, we receive investment-related information. We do not generally establish information barriers between internal investment teams. To the extent permitted by law, investment professionals have access to and make use of such investment-related information in making investment decisions for our funds. Therefore, information related to investments made on behalf of a particular fund may inform investment decisions made in respect of another of our funds or otherwise be used and monetized by us. The access and use of this information could create conflicts between our funds and between our funds and us, and no fund, or any investor therein, is entitled to any compensation for any profits earned by another fund or us based on our use of investment-related information received in connection with managing such funds.
Certain persons employed by or otherwise associated with us are related to, or otherwise have business, personal, political, financial, or other relationships with, persons employed by or otherwise associated with service providers engaged for our funds, and third-party investment managers with whom we invest on behalf of our funds. These types of relationships could also influence us in deciding whether to select or recommend such a service provider to perform services for a particular fund or to make or redeem an investment on behalf of a fund.
Additionally, we permit employees, former employees and other parties associated with the firm to invest in or alongside our funds on a no-fee, no-carry basis. These arrangements could create a conflict in connection with investments we make on behalf of our funds. For example, we have an agreement with our director, Stephen Malkin, that was originally entered into in 2005 when he resigned from GCM Grosvenor, to manage a family office. While investments in and alongside our funds by Mr. Malkin’s family office are subject to the same policies and procedures applicable to our current employees, Mr. Malkin benefits from information he receives in respect of our funds and our funds’ investments and the right to invest on a no-fee and no-carry basis.
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
Conflicts of interest could arise in our allocation of co-investment opportunities.
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
Potential and actual conflicts will arise with respect to our decisions regarding how to allocate co-investment opportunities among our funds and investors and the terms of any such co-investments. Our fund documents typically do not mandate specific allocations with respect to co-investments. The investment advisers of our funds could have an incentive to provide co-investment opportunities to certain investors in lieu of others. Co-investment arrangements may be structured through one or more of our investment vehicles, and in such circumstances, co-investors will generally bear the costs and expenses thereof (which could lead to conflicts of interest regarding the allocation of costs and expenses between such co-investors and investors in our other investment funds). The terms of any such existing and future co-investment vehicles may differ materially, and in some instances may be more favorable to us, than the terms of certain of our funds or prior co-investment vehicles, and such different terms could create an incentive for us to allocate a greater or lesser percentage of an investment opportunity to such funds or such co-investment vehicles, as the case may be. Such incentives will from time to time give rise to conflicts of interest. Allocating investment opportunities appropriately frequently involves significant and subjective judgments. The risk that fund investors could challenge allocation decisions as inconsistent with our obligations under applicable law, governing fund agreements or our own policies cannot be eliminated. In addition, the perception of non-compliance with such requirements or policies could harm our reputation with fund investors.
Our entitlement to receive carried interest from many of our funds could create an incentive for us to make more speculative investments and determinations on behalf of a fund than would be the case in the absence of such arrangement.
We sometimes receive carried interest or other performance-based fees or allocations that could create an incentive for us to make more speculative investments and determinations, directly or indirectly on behalf of our funds, or otherwise take or refrain from taking certain actions than it would otherwise make in the absence of such carried interest or performance-based fees or allocations. In addition, we could have an incentive to make exit determinations based on factors that maximize economics in favor of us or our employees. Certain of our employees or related persons may receive a portion of our carried interest or performance-based fees or allocations with respect to one or more of our funds, which could similarly influence such employees’ or related persons’ judgments. In connection therewith, any clawback obligation could create an incentive for us to defer disposition of one or more investments if such disposition would result in a realized loss and/or the finalization of dissolution and liquidation of a fund where a clawback obligation would be owed. Our failure to appropriately deal with any actual, potential or perceived conflicts of interest resulting from our entitlement to receive carried interest from many of our funds could have a material adverse effect on our reputation, which could materially and adversely affect our business in a number of ways, including an inability to raise additional funds, attract new clients or retain existing clients.
Conflicts of interest could arise in our allocation of costs and expenses, and increased regulatory scrutiny and uncertainty with regard to expense allocation may increase the risk of harm.
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
Certain policies and procedures implemented to mitigate potential and actual conflicts of interest and address certain regulatory requirements may reduce the synergies that may otherwise exist across our various businesses.
In an effort to mitigate potential and actual conflicts of interest and address regulatory, legal and contractual requirements and contractual restrictions, we have implemented certain policies and procedures (for example, information sharing policies) that may reduce the positive synergies that would otherwise exist across our various businesses. For example, we may come into possession of material non-public information with respect to issuers in which we may be considering making an investment or issuers in which our affiliates may hold an interest. As a consequence of such policies and procedures, we may be precluded from providing such information or other ideas to our other businesses that might be of benefit to them. Additionally, the terms of confidentiality or other agreements with or related to companies in which we have entered, either on our own behalf or on behalf of any of our clients, sometimes restrict or otherwise limit the ability of our funds to make investments or otherwise engage in businesses or activities competitive with such companies.
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
Following a national referendum and enactment of legislation by the government of the United Kingdom (the “U.K.”), the U.K. formally withdrew from the European Union (“EU”), commonly referred to as commonly referred to as “Brexit”), and ratified a trade and cooperation agreement governing its future relationship with the EU. The agreement, which entered into force May 1, 2021, addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the U.K. and the EU as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal. Such uncertainty could have an adverse effect on our business and results of operations.
Our business has been and may continue to be adversely affected by Brexit due to, among other things, disruption of the free movement of goods, services, capital, and people between the U.K. and the EU as well as potential changes to the legal and regulatory environment in the region. Furthermore, as a result of Brexit, our subsidiaries that are authorized and regulated by the U.K. Financial Conduct Authority are no longer able to avail themselves of passporting rights under certain EU directives (such as the AIFMD and MiFID II) to provide services and perform activities outside the U.K. in member states of the EU. This may have an adverse impact on our results including the cost of, risk to, manner of conducting, and location of, our European business and our ability to hire and retain key staff in Europe. This may also adversely impact the markets in which we operate; the funds we manage or advise; our clients and our ability to raise capital from them; and ultimately the returns that may be achieved. While we have taken measures designed to allow us to continue to conduct our business in both the U.K. and the EU, Brexit may increase our cost of conducting business, interfere with our ability to market our products and provide our services and generally make it more difficult for us to pursue our objectives in the region. In particular, it may be challenging for us to continue marketing EU-domiciled funds that are subject to AIFMD where we are not designated the alternative investment manager to such funds but are instead delegated portfolio management responsibility from a third-party firm.
Brexit could also lead to legal uncertainty and divergent national laws and regulations as the U.K. looks to implement its own vision for its financial services industry through a substantial set of reforms labeled the “Edinburgh Reforms”. Compliance with any such new laws and regulations in the U.K. may be difficult and/or costly to implement and could adversely impact our ability to raise capital from investors in the U.K. and the EU, which could materially reduce our revenues, earnings and cash flow and adversely affect our financial prospects and condition.
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
As of December 31, 2022, we had $393.0 million in long-term debt outstanding. We expect to continue to utilize debt to finance our operations, which will expose us to the typical risks associated with the use of leverage. An increase in leverage could make it more difficult for us to withstand adverse economic conditions or business plan variances, to take advantage of new business opportunities, or to make necessary capital expenditures. Any portion of our cash flow required for debt service would not be available for our operations, distributions, dividends or other purposes. Any substantial decrease in net operating cash flows or any substantial increase in expenses could make it difficult for us to meet our debt service requirements or force us to modify our operations. Our level of indebtedness may make us more vulnerable to economic downturns and reduce our flexibility in responding to changing business, regulatory and economic conditions, which could have a material adverse effect on our business, financial condition and results of operations.
The terms of the Company’s current debt instruments contain covenants that may restrict the Company and its subsidiaries from paying distributions to its members. However, the ability of GCMH to make such distributions is subject to its operating results, cash requirements and financial condition, restrictive covenants in our debt instruments and applicable Delaware law. These restrictions include restrictions on the payment of distributions whenever the payment of such distributions would cause GCMH to no longer be in compliance with any of its financial covenants under the Term Loan

Facility. Absent an event of default under the Credit Agreement governing the terms of the Term Loan Facility, GCMH may make unlimited distributions when the Total Leverage Ratio (as defined in the Credit Agreement) is below 2.75x. As of December 31, 2022, the Total Leverage Ratio was below 2.75x and the Company was in compliance with all financial covenants.
We may be unable to remain in compliance with the financial or other covenants contained in our debt instruments.
Our debt instruments contain, and any future debt instruments may contain, financial and other covenants that impose requirements on us and limit our and our subsidiaries’ ability to engage in certain transactions or activities, including, without limitation:
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
While the success of our business is not tied to any particular person or group of “key persons,” the success of our business does depend on the efforts, judgment and reputations of our personnel generally, and in particular our experienced and senior personnel in investment, operational and executive functions. Our personnel’s reputation, expertise in investing and risk management, relationships with our clients and third parties on which our funds depend for investment opportunities are each critical elements in operating and expanding our business. However, we may not be successful in our efforts to retain our most valued employees, as the market for alternative asset management professionals is extremely competitive. The loss of one or more members of our senior team could harm our business and jeopardize our relationships with our clients and members of the investing community, and we may not be able to attract, retain, and develop a sufficient number of qualified personnel in future periods. Nearly all of our managing directors and many of our executive directors are subject to employment contracts that contain various incentives and restrictive covenants designed to retain these employees for the long-term success of our business, but none of them is obligated to remain actively involved with us. In addition, if any of our personnel were to join or form a competitor, following any required restrictive period set forth in their employment agreements, some of our clients could choose to invest with that competitor rather than in our funds. The loss of the services of one or more members of our senior team could have a material adverse effect on our business, financial condition and results of operations, including on the performance of our funds, our ability to retain and attract clients and highly qualified employees and our ability to raise new funds. Any change to our senior management team could have a material adverse effect on our business, financial condition and results of operations.
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
We currently generate substantially all of our revenues from management fees and incentive fees. However, we intend to continue to seek to grow our business by offering additional products and services, by entering into new lines of business and by entering into, or expanding our presence in, new geographic markets. Introducing new types of investment structures, products and services could increase our operational costs and the complexities involved in managing such investments, including with respect to ensuring compliance with regulatory requirements and the terms of the investment. For example, we have recently launched a structured alternatives investment solution to invest in alternative strategies including private equity, infrastructure, absolute return strategies, and alternative credit, which may be subject to greater levels of regulatory scrutiny. Also, we intend to serve as sponsor to one or more special purpose acquisition companies. To the extent we enter into new lines of business, we will face numerous risks and uncertainties, including risks associated with the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, the required investment of capital and other resources and the loss of clients due to the perception that we are no longer focusing on our core business. In addition, we may from time to time explore opportunities to grow our business via acquisitions, partnerships, investments or other strategic transactions. There can be no assurance that we will successfully identify, negotiate or complete such transactions, that any completed transactions will produce favorable financial results or that we will be able to successfully integrate an acquired business with ours.
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
We rely heavily on our and our third-party service providers’ financial, accounting, compliance, monitoring, administration, reporting and other data processing systems. If any of these systems, or the systems of third-party service providers we utilize, do not operate properly or are disabled or fail, including the loss of data, whether caused by fire, other natural disaster, power or telecommunications failure, computer viruses, malicious actors, acts of terrorism or war or otherwise, we could suffer a disruption of our business, financial loss, liability to clients, regulatory intervention or reputational damage, which could have a material and adverse effect on our business, financial condition and results of operations. We face operational risk from errors made in the execution, confirmation or settlement of transactions, as well as errors in recording, evaluating and accounting for them. Our and our third-party service providers’ information systems and technology may be unable to accommodate our growth or adequately protect the information of our clients, for new products and strategies or address security risks, and the cost of maintaining such systems and technology may increase from our current level. Such a failure to accommodate growth, or an increase in costs related to such information systems and technology, could have a material adverse effect on our results of operations, financial condition and cash flow. A disaster or a disruption in technology or infrastructure that supports our businesses, including a disruption involving electronic communications or other services used by us, our vendors or third parties with whom we conduct business, including custodians, paying agents and escrow agents, or directly affecting our principal offices, could negatively impact our ability to continue to operate our business without interruption. Our business continuation or disaster recovery programs may not be sufficient to mitigate the harm that could result from such a disaster or disruption, and insurance and other safeguards may only partially reimburse us for our losses, if at all.
Failure to maintain the security of our information and technology networks or data security breaches could harm our reputation and have a material adverse effect on our results of operations, financial condition and cash flow.
We rely on the reasonably secure processing, storage and transmission of confidential and other sensitive information in our computer systems and networks, and those of our service providers and their vendors. In the ordinary course of our business, we collect and store a range of data, including our proprietary business information and intellectual property, and personally identifiable information of our employees, our clients and other third parties, in our cloud applications and on our networks, as well as our services providers’ systems. The secure processing, maintenance and transmission of this information are critical to our operations. We, our service providers and their vendors face various security threats on a regular basis, including ongoing cybersecurity threats to and attacks on our and their information technology infrastructure that are intended to gain unauthorized access to our sensitive or proprietary information, destroy data or disable, degrade or sabotage our systems. Cyber-incident techniques change frequently, may not immediately be recognized and can originate from a wide variety of sources. There has been an increase in the frequency, sophistication and ingenuity of the data security threats we and our service providers face.
We are dependent on the effectiveness of our and our service providers’ information security policies, procedures and capabilities designed to protect our and their computer, network and telecommunications systems and the data such systems contain or transmit. Attacks on our information technology infrastructure could enable the attackers to gain unauthorized access to and steal our sensitive or proprietary information, destroy data or disable, degrade or sabotage our systems or divert or otherwise steal funds. Attacks could range from those common to businesses generally to those that are more advanced and persistent, which may target us because members of our senior management team may have public profiles or because, as an alternative asset management firm, we hold a significant amount of confidential and sensitive information about our clients and potential investments.
Although we take protective measures and endeavor to modify them as circumstances warrant, our and our third-party service providers’ computer systems, software and networks may be vulnerable to unauthorized access, theft, misuse, computer viruses or other malicious code, and other events that could have a security impact. In recent years, there has been a significant increase in ransomware and other hacking attempts by cyber-criminals. We and our employees have been and expect to continue to be the target of “phishing” attacks, and the subject of impersonations and fraudulent requests for money, and other forms of activities. Further, as restrictions from the COVID-19 pandemic have been lifted globally, we have given the majority of our employees the flexibility to work remotely or to split their time in hybrid remote/office work, which could introduce operational risks, including heightened cybersecurity risk. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, cybersecurity has become a top priority for regulators around the world, and the SEC has proposed rules related to cybersecurity risk management for registered investment advisers and funds. Breaches in security could potentially jeopardize our, our employees’ or our clients’ or counterparties’ sensitive, confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our employees’, our clients’, our counterparties’ or third parties’ operations, which could result in material financial losses, increased costs, disruption of our business, liability to clients and other counterparties, regulatory intervention or reputational damage, which, in turn, could cause a decline in our earnings and/or stock price. Furthermore, if we experience a cybersecurity incident, it could result in regulatory investigations and material penalties, which could lead to negative publicity and may cause our clients to lose confidence in the effectiveness of our security measures. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

Rapidly developing and changing privacy laws and regulations could increase compliance costs and subject us to enforcement risks and reputational damage.
We are subject to various risks and costs associated with the collection, processing, storage and transmission of personal data and other sensitive and confidential information. Personal data is information that can be used to identify a natural person, including names, photos, email addresses, or computer IP addresses. This data is wide ranging and relates to our clients, employees, counterparties and other third parties. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the General Data Protection Regulation (“GDPR”) in the EU and the California Consumer Privacy Act (“CCPA”) in the United States, and the SEC has proposed rules related to cybersecurity risk management for registered investment advisers and funds. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Our compliance obligations include those relating to state laws, such as the CCPA, which provides for enhanced privacy protections for California residents, a private right of action for data breaches and statutory fines and damages for data breaches or other CCPA violations, as well as well as a requirement of “reasonable” cybersecurity. We are also required to comply with foreign data collection and privacy laws in various non-U.S. jurisdictions in which we have offices or conduct business, including the GDPR, which applies to all organizations processing or holding personal data of EU data subjects (regardless of the organization’s location) as well as to organizations outside the EU that offer goods or services in the EU, or that monitor the behavior of EU data subjects. Compliance with the GDPR requires us to analyze and evaluate how we handle data in the ordinary course of business, from processes to technology. EU data subjects need to be given full disclosure about how their personal data will be used and stored. In that connection, consent must be explicit and companies must be in a position to delete information from their global systems permanently if consent were withdrawn. Financial regulators and data protection authorities throughout the EU have broad audit and investigatory powers under the GDPR to probe how personal data is being used and processed. In addition, some countries and states are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services. There are currently a number of proposals pending before federal, state, and foreign legislative and regulatory bodies.
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
Our business activities are subject to extensive and evolving laws, rules and regulations. Any changes or potential changes in the regulatory framework applicable to our business may impose additional expenses or capital requirements on us, limit our fundraising activities, have an adverse effect on our business, financial condition, results of operations, reputation or prospects, impair employee retention or recruitment and require substantial attention by senior management. The change in presidential administrations increases the potential for U.S. legislative changes and regulatory reform and has led and may lead to further leadership changes at a number of U.S. federal regulatory agencies with oversight over the U.S. financial services industry. This poses uncertainty with respect to such agencies’ policy priorities and may lead to increased regulatory enforcement activity in the financial services industry. It is impossible to determine the extent of the impact of any new laws, regulations, initiatives or regulatory guidance that may be proposed or may become law on our business or the markets in which we operate.
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

We could also be adversely affected by changes in applicable tax laws, regulations, or administrative interpretations thereof and new tax laws in both U.S. and non-U.S. jurisdictions may be passed with little advance notice. Among other things, the current U.S. administration may pursue tax policies seeking to increase the corporate income tax rate or to impose surtaxes on certain types of income, which could materially increase the amount of taxes we would be required to pay. Other changes that could be enacted in the future, including changes to tax laws enacted by state or local governments in jurisdictions in which we operate, could result in further changes to state and local taxation and materially adversely affect our financial position and results of operations.
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
Our business is subject to regulation in the United States, including by the SEC, the Commodity Futures Trading Commission (the “CFTC”), the Internal Revenue Service (the “IRS”), the Financial Industry Regulatory Authority, Inc. (“FINRA”) and other regulatory agencies. Any change in such regulation or oversight could have a material adverse effect on our business, financial condition and results of operations. The current leadership of the SEC has signaled that they intend to seek to enact changes to numerous areas of law and regulations currently in effect, and we expect a greater level of SEC enforcement activity. The SEC has signaled an increased emphasis on investment adviser and private fund regulation. For example, on February 9, 2022, the SEC proposed new rules and amendments under the Investment Advisers Act of 1940, as amended (the “Advisers Act”) applicable to private fund advisers like GCM (and the collateral managers of underlying collateral debt and loan obligations products and other securitization vehicles (collectively, “CLOs”)), and the SEC reopened the comment period for the proposed new rules on May 9, 2022. The new rules and amendments, if enacted in their current forms, could impact various aspects of the relationships between private fund advisers like GCM and their clients, the handling of cybersecurity risks, and trade clearance and settlement. In particular, the SEC has proposed to limit circumstances in which an adviser can be indemnified by a private fund and would require the private fund’s auditor to notify the SEC upon the occurrence of certain material events; enhance requirements, including the need to obtain a fairness opinion and make certain disclosures, in connection with investment adviser-led secondary transactions (also known as general partner-led secondaries); prohibit investment advisers from engaging in certain practices, such as, without limitation, charging accelerated fees for unperformed services or fees and expenses associated with an examination to private fund clients; and impose limitations and new disclosure requirements regarding preferential treatment of investors in private funds in side letters or other arrangements with an investment adviser. Amendments to the existing books and records and compliance rules under the Advisers Act would complement new proposals and also require that all registered investment advisers document their annual compliance review in writing. The SEC has also recently proposed amendments to Rule 10b5-1 and has included in its regulatory agenda potential rulemaking on climate change disclosures and corporate diversity. The SEC has also recently proposed changes to Form PF which would require reporting within one business day upon the occurrence of certain fund-level events, which, if enacted, could further increase related administrative costs and burdens. Additionally, on February 10, 2022 the SEC proposed rules to amend how the beneficial ownership of securities is reported. On October 26, 2022, the SEC further proposed rules to govern outsourcing of services and oversight of services providers by investment advisers. If adopted, including with modifications, these new rules could significantly impact certain of us and our operations, including by increasing compliance burdens and associated regulatory costs and complexity and reducing the ability to receive certain expense reimbursements or indemnification in certain circumstances.
The SEC’s amended rule for investment adviser marketing became effective on November 4, 2022. The rule increases regulatory obligations and potential scrutiny and imposes more prescriptive requirements on investment advisers’ marketing activities, including but not limited to prohibitions on advertisements that are misleading or contain material statements that an investment adviser cannot substantiate as well as requirements for performance advertising and the use of placement agent arrangements. The rule impacts the marketing of our funds and our other investment advisory functions, as well as placement agent arrangements in the U.S. and outside the U.S. Compliance with the new marketing rule could result in higher compliance and operational costs and less overall flexibility in our marketing.
In addition, we regularly rely on exemptions from various requirements of these and other applicable laws. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If, for any reason, these exemptions were to be revoked or challenged or otherwise become unavailable to us, we could be subject to regulatory action or third-party claims, and our business, financial condition and results of operations could be materially and adversely affected. Our failure to comply with applicable laws, regulations or regulatory processes could result in fines, suspensions of personnel or other sanctions, including revocation of our registration as an investment adviser or the registration of our broker-dealer subsidiary. Even if an investigation does not result in sanctions, or results in a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity relating to the investigation or the imposition of sanctions against us by regulators could harm our reputation and cause us to lose existing clients or fail to gain new clients.
In the wake of highly publicized financial scandals, investors exhibited concerns over the integrity of the U.S. financial markets, and the regulatory environment in which we operate is subject to further regulation in addition to those rules already promulgated. For example, there are a significant number of regulations that affect our business under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The SEC in particular continues to increase its regulation of the asset management and private equity industries, focusing on the private equity industry’s fees, allocation of expenses to funds, marketing practices, allocation of fund investment opportunities, disclosures to fund investors, the allocation of broken-deal expenses and general conflicts of interest disclosures. The SEC has also heightened its focus on the valuation practices employed by investment advisers. The lack of readily ascertainable market prices for many of the investments made by our funds or the funds in which we invest could subject our valuation policies and processes to increased scrutiny by the SEC. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. Brexit has resulted in our being subject to new and increased regulations now that we can no longer rely on passporting privileges that allow U.K. financial institutions to access the EU single market without restrictions. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations.
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
Some of the other funds currently rely on an exception under the ERISA plan asset regulations promulgated by the U.S. Department of Labor (the “DOL”) (as modified by Section 3(42) of ERISA) (the “Plan Asset Regulations”), and therefore are not subject to the fiduciary responsibility requirements of ERISA or the prohibited transaction requirements of ERISA and Section 4975 of the Code. However, if these funds fail to satisfy an exception under the Plan Asset Regulations, such failure could materially interfere with our activities in relation to these funds and expose us to risks related to our failure to comply with such provisions of ERISA and the Code.
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
In the EU, MiFID II requires, among other things, all MiFID investment firms to comply with prescriptive disclosure, transparency, reporting and recordkeeping obligations and obligations in relation to the receipt of investment research, best execution, product governance and marketing communications. As we operate investment firms which are subject to MiFID II, we have implemented policies and procedures to comply with MiFID II where relevant, including where certain rules have an extraterritorial impact on us. Compliance with MiFID II has resulted in greater overall complexity, higher compliance, administration and operational costs, and less overall flexibility. The complexity, operational costs and reduction in flexibility may be further compounded as a result of Brexit. This is because the UK is: (i) no longer required to transpose EU law into UK law; (ii) electing to transpose certain EU legislation into UK law subject to various amendments and subject to the FCA’s oversight rather than that of EU regulators; and (iii) looking to implement its own vision for its financial services industry through the Edinburgh Reforms, which may revise and/or repeal onshored EU law. Taken together, (i), (ii) and (iii) will likely result in divergence between the UK and EU regulatory frameworks.
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
An EU Regulation on the prudential requirements of investment firms (Regulation (EU) 2019/2033) and its accompanying Directive (Directive (EU) 2019/2034) (together, “IFR/IFD”) took effect on June 26, 2021. IFR/IFD introduced a bespoke prudential regime for most MiFID investment firms to replace the one that applied under the fourth Capital Requirements Directive and the Capital Requirements Regulation. IFR/IFD represents a complete overhaul of “prudential” regulation in the EU. As the application dates for IFR/IFD fell outside the end of the Brexit transition period, the UK was not required to implement the legislation and instead established the Investment Firms Prudential Regime that took effect on January 1, 2022, which is intended to achieve similar outcomes to IFD/IFR. There is a risk that this regime will result in higher regulatory capital requirements for affected firms and new, more onerous remuneration rules, as well as re-cut and extended internal governance, disclosure, reporting, liquidity, and group “prudential” consolidation requirements (among other things), each of which could have a material impact on our European operations, although there are transitional provisions allowing firms to increase their capital to the necessary level over three to five years.
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
A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations and certain other persons (a “covered corporation”). Because we are a Delaware corporation and our securities are trading on the Nasdaq, we are a “covered corporation” for this purpose. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IRA applies only to repurchases that occur after December 31, 2022. If we were to conduct repurchases of our stock or other transactions covered by the excise tax described above, we could potentially be subject to this excise tax, which could increase our costs and adversely affect our operating results.
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
Our employees, advisors or third-party service providers could engage in misconduct that adversely affects our business. We are subject to a number of laws, obligations and standards arising from our business and our discretionary authority over the assets we manage. The violation of these laws, obligations and standards by any of our employees, advisors or third-party service providers would adversely affect our clients and us by subjecting us to, among other things, civil and criminal penalties or material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence. Our business often requires that we deal with confidential matters of great significance to companies and funds in which we may invest for our clients. If our employees, advisors or third-party service providers were to engage in fraudulent activity, violate regulatory standards or improperly use or disclose sensitive or confidential information, we could be subject to legal or regulatory action and suffer serious harm to our reputation, financial position and current and future business relationships. It is not always possible to detect or deter misconduct, and the extensive precautions we take that seek to detect and prevent undesirable activity may not be effective in all cases. In addition, allowing employees to work remotely may require us to develop and implement additional precautions in order to detect and prevent employee misconduct. Such additional precautions, which may include implementation of security and other restrictions, may make our systems more difficult and costly to operate and may not be effective in preventing employee misconduct in a remote work environment. If one of our employees, advisors or third-party service providers were to engage in misconduct or were to be accused of misconduct, our reputation and our business, financial condition and results of operations could be materially and adversely affected.

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
In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial advisors has been increasing. Our asset management and advisory activities may subject us to the risk of significant legal liabilities to our clients and third parties, including our clients’ stockholders or beneficiaries, under securities or other laws and regulations for materially false or misleading statements made in connection with securities and other transactions. We make investment decisions on behalf of our clients that could result in substantial losses. Any such losses also may subject us to the risk of legal and regulatory liabilities or actions alleging negligent misconduct, breach of fiduciary duty or breach of contract. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. We may incur significant legal expenses in defending litigation. In addition, negative publicity and press speculation about us, our investment activities or the private markets in general, whether or not based in truth, or litigation or regulatory action against us or any third-party managers recommended by us or involving us may tarnish our reputation and harm our ability to attract and retain clients. Also, events that damage the reputation of our industry generally, such as highly publicized incidents of fraud or other scandals, could have a material adverse effect on our business, regardless of whether any of these events directly relate to our funds and accounts. Substantial legal or regulatory liability could have a material adverse effect on our business, financial condition and results of operations or cause significant reputational harm to us, which could seriously harm our business.
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
Our business can be materially affected by difficult financial market and economic conditions and events throughout the world that are outside our control, including rising interest rates, inflation, the availability of credit, changes in laws, trade barriers, commodity prices, currency exchange rates, natural disasters, climate change, pandemics or other severe public health crises, terrorism, political hostilities, civil disturbances or war. These factors may affect the level and volatility of securities prices and the liquidity and value of investments, and we may not be able to or may choose not to manage our exposure to them. The global financial markets continue to experience volatility and disruption due to the effects of the COVID-19 pandemic, and investments in many industries have experienced significant volatility as a result of economic and political events and geopolitical tensions (including those between the U.S. and China and between Russia and Ukraine) in or affecting the world’s major economies over the last several years. For example, high inflation in the United States could continue to increase, and heightened competition for workers, supply chain issues and rising energy and commodity prices have contributed to increasing wages and other inputs. Higher inflation and rising input costs may put pressure on the profit margins of portfolio companies within our funds and accounts, particularly where pricing power is lacking.
Our funds have been affected by reduced opportunities to exit and realize value from their investments and by the fact that they may not be able to find suitable investments in which to effectively deploy capital. During periods of difficult market conditions or slowdowns in a particular sector, companies in which our funds invest may experience decreased revenues, financial losses, difficulty in obtaining access to financing and increased funding costs. During such periods, these companies may also have difficulty in expanding their businesses and operations and be unable to meet their debt service obligations or other expenses as they become due. In addition, during periods of adverse economic conditions, our funds may have difficulty accessing financial markets, which could make it more difficult or impossible for them to obtain funding for additional investments and harm their assets under management and results of operations. A general market downturn, or a specific market dislocation, may result in lower investment returns for our funds, which would adversely affect our revenues. Furthermore, such conditions could also increase the risk of default with respect to investments held by our funds that have significant debt investments.
In addition, our ability to find high-quality investment managers with whom we may invest could become exacerbated in deteriorating or difficult market environments. Any such occurrence could delay our ability to invest capital, lead to lower returns on invested capital and have a material adverse effect on our business, financial condition and results of operations.
Market deterioration has caused us, our funds and the investments made by our funds to experience tightening of liquidity, reduced earnings and cash flow, and impairment charges, as well as challenges in raising and deploying capital, obtaining investment financing and making investments on attractive terms. These market conditions can also have an impact on our ability and the ability of our funds and the investments made by our funds to liquidate positions in a timely and efficient manner. To the extent periods of volatility are coupled with lack of realizations from clients’ existing private markets portfolios, such clients may be left with disproportionately outsized remaining commitments, which significantly limits their ability to make new commitments.
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
Our revenues are derived from fees earned for our management of our funds, incentive fees, or carried interest, with respect to certain of our funds, and monitoring and reporting fees. In the event that our funds perform poorly, our revenues and earnings derived from incentive fees and carried interest will decline, and it will be more difficult for us to raise capital for new funds or gain new or retain current clients in the future. In addition, if carried interest that was previously distributed to us exceeds the amounts to which we are ultimately entitled, we may be required to repay that amount under a “clawback” obligation. The risk of clawback can occur as a result of diminished investment performance. If we are unable to repay the amount of the clawback, we would be subject to liability for a breach of our contractual obligations. If we are unable to raise or are required to repay capital, our business, financial condition and results of operations would be materially and adversely affected.
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
Our business is exposed to the risk that clients that owe us money for our services may not pay us. This risk could increase as a result of recent economic contractions, decreases in equity values and increases in interest rates or in the event of a continued economic slowdown. Also, if investors in our funds default on their obligations to fund commitments, there may be adverse consequences on the investment process, and we could incur losses and be unable to meet underlying capital calls. For example, investors in our closed-ended funds make capital commitments to those funds that we are entitled to call from those investors at any time during prescribed periods. We depend on investors fulfilling and honoring their commitments when we call capital from them for those funds to consummate investments and otherwise pay their obligations when due. In addition, certain of our funds may utilize lines of credit to fund investments. Because interest expense and other costs of borrowings under lines of credit are an expense of the fund, the fund’s net multiple of invested capital may be reduced, as well as the amount of carried interest generated by the fund. Any material reduction in the amount of carried interest generated by a fund will adversely affect our revenues.

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
In addition, these portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing, and other capabilities, and a larger number of qualified managerial and technical personnel. Portfolio companies in non-U.S. jurisdictions may be subject to additional risks, including changes in currency exchange rates, exchange control regulations, risks associated with different types (and lower quality) of available information, expropriation or confiscatory taxation and adverse political developments. In addition, during periods of difficult market conditions or slowdowns in a particular investment category, industry or region, portfolio companies may experience decreased revenues, financial losses, difficulty in obtaining access to financing and increased costs. During these periods, these companies may also have difficulty in expanding their businesses and operations and may be unable to pay their expenses as they become due. A general market downturn or a specific market dislocation will generally result in lower investment returns for the private markets funds or portfolio companies in which our funds invest, which consequently could materially and adversely affect investment returns for our funds. Furthermore, if the portfolio companies default on their indebtedness, or otherwise seek or are forced to restructure their obligations or declare bankruptcy, we could lose some or all of our investment and suffer reputational harm.
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
In many cases, the companies in which our funds invest have indebtedness or equity securities, or may be permitted to incur indebtedness or to issue equity securities, that rank senior to our clients’ investments in our funds. By their terms, these instruments may provide that their holders are entitled to receive payments of dividends, interest or principal on or before the dates on which payments are to be made in respect of our clients’ investments. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a company in which one or more of our funds hold an investment, holders of securities ranking senior to our clients’ investments would typically be entitled to receive payment in full before distributions could be made in respect of our clients’ investments. After repaying senior security holders, companies may not have any remaining assets to use for repaying amounts owed in respect of our clients’ investments. To the extent that any assets remain, holders of claims that rank equally with our clients’ investments would be entitled to share on an equal and ratable basis in distributions that are made out of those assets. Also, during periods of financial distress or following an insolvency, our ability to influence a company’s affairs and to take actions to protect investments by our funds may be substantially less than that of those holding senior interests.
Our risk management strategies and procedures may leave us exposed to unidentified or unanticipated risks.
Risk management applies to our investment management operations as well as to the investments we make for our funds. We have developed and continue to update strategies and procedures specific to our business for managing risks, which include market risk, liquidity risk, operational risk and reputational risk. Management of these risks can be very complex. These strategies and procedures may fail under some circumstances, particularly if we are confronted with risks that we have underestimated or not identified. In addition, some of our methods for managing the risks related to our clients’ investments are based upon our analysis of historical private markets behavior. Statistical techniques are applied to these observations in order to arrive at quantifications of some of our risk exposures. Historical analysis of private markets returns requires reliance on valuations performed by fund managers, which may not be reliable measures of current valuations. These statistical methods may not accurately quantify our risk exposure if circumstances arise that were not observed in our historical data. In particular, as we enter new lines of business or offer new products, our historical data may be incomplete. Failure of our risk management techniques could have a material adverse effect on our business, financial condition and results of operations, including our right to receive incentive fees.

We are subject to increasing scrutiny from clients, investors and regulators with respect to environmental, social and governance (“ESG”) and Impact matters, which may constrain investment opportunities, adversely impact our ability to raise capital, and result in increased costs or otherwise adversely affect us.
In recent years, clients and investors, including U.S. public pension funds and certain non-U.S. investors, have placed increasing importance on impacts of investments made by the funds to which they invest or commit capital, including with respect to ESG matters. Certain investors have also demonstrated increased activism with respect to existing investments, including by urging asset managers to take certain actions that could adversely affect the value of an investment, or refrain from taking certain actions that could improve the value of an investment. Our clients may decide to redeem or withdraw previously committed capital from our funds (where such withdrawal is permitted) or to not invest or commit capital to future funds as a result of their assessment of our approach to and consideration of the ESG cost of investments made by our funds. As part of their increased focus on the allocation of their capital to environmentally sustainable economic activities, certain clients and investors also have begun to request or require data to allow them to monitor the ESG impact of their investments. To the extent our access to capital from investors, including public pension funds, is impaired, we may not be able to maintain or increase the size of our funds or raise sufficient capital for new funds, which may adversely impact our revenues.
The transition to sustainable finance accelerates existing risks and raises new risks for our business that may impact our profitability and success. In particular, ESG matters have been the subject of increased focus by certain regulators, including in the U.S. and the EU. For example, in the U.S., the SEC has created a Climate and ESG Task Force in its Division of Enforcement, which is focusing on identifying any material gaps or misstatements in issuers’ disclosure of climate risks under existing rules, and in the past year has been increasing its scrutiny of asset managers, investment advisers and fund managers with respect to their ESG marketing, policies, procedures and processes. Separately, the SEC has identified ESG investing as an exam priority for investment advisers that offer ESG products and services, such as us. In particular, the SEC has focused on the labeling by funds of their activities or investments as “sustainable” and examined the methodology used for determining ESG investments, with a focus on whether such labeling is misleading. Further, in March 2022, the SEC issued proposed regulations governing climate-related disclosure. Additionally, in May 2022, the SEC proposed rules that would require registered and exempt investment advisers as well as registered investment companies to provide standardized ESG disclosures to their investors and the SEC, and separately proposed amendments to Rule 35d-1 (the Names Rule) that would expand the Names Rule to require that any fund whose name includes terms suggesting that the fund focuses on investments that have, or whose issuers have, particular characteristics, have an 80% investment policy.
The European Commission has initiated legislative reforms, which include, without limitation: (a) Regulation 2019/2088 (Sustainable Finance Disclosure Regulation) regarding the introduction of transparency and disclosure obligations for investors, funds and asset managers in relation to ESG factors, for which most rules took effect beginning on March 10, 2021; (b) Regulation 2020/852 (Taxonomy Regulation) regarding the introduction of an EU-wide taxonomy of environmentally sustainable activities, which began to take effect in a staggered approach beginning on January 1, 2022; and (c) amendments to existing regulations including MiFID II and AIFMD to embed ESG requirements. As a result of these legislative initiatives, we are required to provide additional disclosure to investors in our EU funds and funds marketed in the EU with respect to ESG matters, depending on the extent to which the fund promotes environmental and / or social characteristics, or adopts as an objective, sustainability. This may expose us to increased disclosure risks, for example due to a lack of available or credible data, and the potential for conflicting disclosures may also expose us to an increased risk of misstatement litigation or miss-selling allegations. Failure to manage these risks could result in a material adverse effect on our business in a number of ways. In addition, proposed rules in the EU would require any fund whose name includes ESG related terminology to have a minimum proportion of at least 80% of its investments used to meet the environmental or social characteristics of the fund, and if the fund has the word “sustainable” or any other term derived from the word “sustainable” in its name, at least 50% of its investments would be required to be in “sustainable investments” as defined under the Sustainable Finance Disclosure Regulation. While these ESG legislative developments at EU level will no longer have legal effect in the UK as a result of Brexit, they may, nevertheless, inform the UK government’s current developing legislative approach in relation to ESG and the disclosure requirements applicable to our UK regulated entities. The UK Financial Conduct Authority is introducing new rules and guidance for asset managers to make mandatory disclosures at both the manager and product levels, which aim to address potential greenwashing risks through the introduction of sustainable investment labels, disclosure requirements and restrictions on the use of sustainability-related terms in product naming and marketing, as well as through the introduction of disclosures consistent with the recommendations of the Financial Stability Board’s Task Force on Climate-related Financial Disclosures (“TCFD”). In the likely event that divergent ESG disclosure obligations arise between the U.S., UK and the EU, this may also present an increased compliance risk if we are required to comply with different regulatory standards.
In the U.S., the SEC has examined the methodology used by ESG funds for determining socially responsible investments. On October 30, 2020, the DOL finalized a rule intended to clarify the fiduciary requirements for investment managers of “plan assets” considering non-pecuniary factors (including ESG) when investing. At the time, it was believed that this rule could cause a chilling effect on U.S. pension plans subject to ERISA investing in funds that have an ESG component, which includes some of our funds. On November 22, 2022, the DOL released a final rule related to fiduciary requirements for ERISA plan fiduciaries when considering ESG factors in selecting investments, clarifying that fiduciaries may consider climate change and ESG factors when they make investment decisions. Main portions of this rule took effect on February 1, 2023. On January 26, 2023, attorney generals of twenty-five states filed suit in an attempt to block the rule. We cannot predict the outcome of this lawsuit. While the rule is designed in part to address fiduciary duty-related uncertainties for U.S. pension plans subject to ERISA when investing in funds that have an ESG component, it is unclear whether the rule will provide sufficient certainty for U.S. pension plans in connection with investment decision-making associated with funds that have an ESG component. Should these plan investors decide not to invest in our funds that have an ESG component, we may not be able to maintain or increase the size of these funds or raise sufficient capital for new funds that have an ESG component, which may adversely impact our revenues.
A lack of harmonization globally and within jurisdictions in relation to ESG legal and regulatory reform leads to a risk of fragmentation in group level priorities as a result of the different pace of sustainability transition across global jurisdictions. Further, conflicting ESG policies within jurisdictions, such as between federal and some state policies in the U.S., is leading to a complex and fragmented regulatory environment, which may be difficult to navigate. For instance, in recent years, several U.S. states and local governments have enacted (or proposed) rules specifically addressing considerations of ESG factors by state and local government retirement funds. In contrast to the DOL’s rule described above, many of these state rules have taken more aggressive positions, divided between those that are explicitly “pro-ESG” and those that are “anti-ESG”. This may create conflicts across our global business which could risk inhibiting our future implementation of, and compliance with, rapidly developing ESG standards and requirements. Failure to keep pace with sustainability transition could impact our competitiveness in the market and damage our reputation resulting in a material adverse effect on our business. In addition, failure to comply with applicable legal and regulatory changes in relation to ESG matters may attract increased regulatory scrutiny of our business, and could result in fines and/or other sanctions being levied against us.
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
Climate change, climate change-related regulation and sustainability concerns could adversely affect our business and the operations of portfolio companies in which our funds invest, and any actions we take or fail to take in response to such matters could damage our reputation.
We, our funds and our funds’ portfolio companies face risks associated with climate change including risks related to the impact of climate- and ESG-related legislation and regulation (both domestically and internationally), risks related to climate-related business trends and risks stemming from the physical impacts of climate change.
New climate change-related regulations or interpretations of existing laws may result in enhanced disclosure obligations, which could negatively affect us, our funds and portfolio companies in which they invest and materially increase the regulatory burden and cost of compliance. In particular, compliance with climate- and other ESG-related rules in the EU, U.K. and the U.S. is expected to result in increased legal and compliance costs and expenses which would be borne by us and our funds. These disclosure requirements could even be extended to or otherwise impact private companies.
Certain portfolio companies in which our funds invest operate in sectors that could face transition risk if carbon-related regulations or taxes are implemented. For certain of these portfolio companies, business trends related to climate change may require capital expenditures, product or service redesigns, and changes to operations and supply chains to meet changing customer expectations. While this can create opportunities, not addressing these changed expectations could create business risks for portfolio companies, which could negatively impact the returns in our funds and accounts. Further, advances in climate science may change society’s understanding of sources and magnitudes of negative effects on climate, which could also negatively impact portfolio company financial performance. Further, significant physical effects of climate change including extreme and more frequent weather events such as hurricanes or floods, can also have an adverse impact on certain portfolio companies and investments, especially those that rely on physical factories, plants or stores located in the affected areas, or that focus on tourism or recreational travel. As the effects of climate change increase, the frequency and impact of weather and climate related events and conditions could increase as well.
In addition, our reputation may be harmed if certain stakeholders, such as our clients, believe that we are not adequately or appropriately responding to climate change, including through the way in which we operate our business, the composition of our funds’ and accounts’ existing portfolios, the new investments made by them, or the decisions we make to continue to conduct or change our activities in response to climate change considerations. In addition, we face business trend-related climate risks including the increased attention to ESG considerations by our clients in connection with their determination of whether to engage with us for our services.
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
Investments in infrastructure assets may expose us to increased risks that are inherent in the ownership of real assets. For example:
•Ownership of infrastructure assets may present risk of liability for personal and property injury or impose significant operating challenges and costs with respect to, for example, compliance with zoning, environmental, worker, public health and safety or other applicable laws or government actions, which may have a material adverse effect on the operations, financial condition and liquidity of particular assets and ultimately affect investment returns.
•Infrastructure asset investments may face construction and development risks including, without limitation: shortages of suitable labor and equipment, adverse construction conditions, challenges in coordinating with public utilities, political or local opposition, failure to obtain regulatory approvals or permits, and catastrophic events such as explosions, fires, war, terrorist activities, natural disasters and other similar events. These events could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of construction activities once undertaken. Certain infrastructure asset investments may remain in construction phases for a prolonged period and, accordingly, may not be cash generative for a prolonged period. Recourse against the contractor may be subject to liability caps or may be subject to default or insolvency on the part of the contractor.
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
We cannot predict whether our multi-class structure will result in a lower or more volatile market price of Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have restrictions on including companies with multiple-class share structures in certain of their indices. In 2017, S&P Dow Jones and FTSE Russell announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures and companies with little or no voting rights in the hands of non-restricted shareholders to be included in their indices. Beginning in 2022, S&P Dow Jones opened public consultations on the multiple share class eligibility requirement to solicit feedback about whether the requirement should be retained in its current form, modified, or removed. In 2017, MSCI opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under these policies, our multi-class capital structure would make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices will not be investing in our stock. It is as of yet unclear what effect, if any, these policies will have on the valuations of publicly traded companies excluded from the indices, but it is possible that they may depress these valuations compared to those of other similar companies that are included. Because of our multi-class structure, we will likely be excluded from certain of these indices and we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from stock indices would likely preclude investment by many of these funds and could make shares of our Class A common stock less attractive to other investors. As a result, the market price of shares of our Class A common stock could be adversely affected.
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
The TRA Parties will not reimburse us for any payments previously made if any covered tax benefits are subsequently disallowed, except that excess payments made to the TRA Parties will be netted against future payments that would otherwise be made under the Tax Receivable Agreement. It is possible that the Internal Revenue Service might challenge our tax positions claiming benefits with respect to the attributes covered by the Tax Receivable Agreement, or may make adjustments to our taxable income that would affect our liabilities pursuant to the Tax Receivable Agreement. We could make payments to the TRA Parties under the Tax Receivable Agreement that are greater than our actual tax savings and may not be able to recoup those payments, which could negatively impact our liquidity. The payments under the Tax Receivable Agreement are not conditioned upon any TRA Party’s continued ownership of us.
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
As a result of (i) potential differences in the amount of net taxable income allocable to us and to the GCMH Equityholders, (ii) the lower tax rate applicable to corporations than individuals and (iii) the use of an assumed tax rate in calculating GCMH’s distribution obligations, among other considerations, we may receive distributions significantly in excess of our tax liabilities and obligations to make payments under the Tax Receivable Agreement. If we do not distribute such cash balances as dividends on our Class A common stock and instead, for example, hold such cash balances or lend them to GCMH, the GCMH Equityholders would benefit from any value attributable to such accumulated cash balances as a result of their right to acquire shares of our Class A common stock or, at our election, an amount of cash equal to the fair market value thereof, in exchange for their Grosvenor common units. We will have no obligation to distribute such cash balances to our stockholders, and no adjustments will be made to the consideration provided to an exchanging holder in connection with a direct exchange or redemption of Grosvenor common units under the A&R LLLPA as a result of any retention of cash by us.
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
Because members of our senior management team hold most or all of their economic interest in GCMH through other entities, conflicts of interest could arise between them and holders of shares of our Class A common stock or us.
Because members of our senior management team hold most or all of their economic interest in GCMH directly through holding companies rather than through ownership of shares of our Class A common stock, they could have interests that will not align with, or conflict with, those of the holders of our Class A common stock or with us. For example, members of our senior management team may have different tax positions from those of our company and/or our Class A common stockholders, which could influence their decisions regarding whether and when to enter into certain transactions or dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate the obligations thereunder. In addition, the structuring of future transactions and investments may take into consideration the members’ tax considerations even where no similar benefit would accrue to us.
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
Although we expect to continue to pay cash dividends to our stockholders, our board of directors may, in its discretion, increase or decrease the level of dividends or discontinue the payment of dividends entirely. In addition, as a holding company, we are dependent upon the ability of GCMH to generate earnings and cash flows and distribute them to us so that we may pay our obligations and expenses (including our taxes and payments under the Tax Receivable Agreement) and pay dividends to our stockholders. We expect to cause GCMH to make distributions to its members, including us. However, the ability of GCMH to make such distributions is subject to its operating results, cash requirements and financial condition, restrictive covenants in our debt instruments and applicable Delaware law (which may limit the amount of funds available for distribution to its members). Our ability to declare and pay dividends to our stockholders is likewise subject to Delaware law (which may limit the amount of funds available for dividends). If, as a consequence of these various limitations and restrictions, we are unable to generate sufficient distributions from our business, we may not be able to make, or may be required to reduce or eliminate, the payment of dividends on our Class A common stock.
We may change our dividend policy at any time.
We have no obligation to pay any dividend, and our dividend policy may change at any time without notice. The declaration and amount of any future dividends is subject to the discretion of our board of directors in determining whether dividends are in the best interest of our stockholders based on our financial performance and other factors and are in compliance with all laws and agreements applicable to the declaration and payment of cash dividends by us. In addition, our ability to pay dividends on our common stock is currently limited by the covenants of our current debt instruments and may be further restricted by the terms of any future debt securities or instruments or preferred securities. Future dividends may also be affected by factors that our board of directors deems relevant, including, without limitation:
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
We are required to comply with the SEC’s rules implementing Section 302 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports, and we are required to comply with the SEC’s rules implementing Section 404 of the Sarbanes-Oxley Act, which requires management provide an annual management report on the effectiveness of controls over financial reporting. Additionally, once we no longer qualify as an “emerging growth company,” we will be required to have our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. An adverse report may be issued in the event our independent registered public accounting firm is not satisfied with the level at which our controls are documented, designed or operating.
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

If we identify or fail to remediate any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is ineffective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, we could fail to meet our reporting obligations or be required to restate our financial statements for prior periods. Investors may also lose confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock and warrants could be negatively affected, and we could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources.
We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our Class A common stock less attractive to investors.
We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, without limitation:
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
•the last day of the fiscal year in which we have more than $1.235 billion in annual revenue;
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
Subject to certain exceptions, pursuant to the Stockholders’ Agreement, as of the date of this Annual Report on Form 10-K, the voting parties remain contractually restricted during the Lock-up Period (as defined therein) from transferring one-third of their original lock-up shares.
Following the final expiration of the Lock-up Period on November 17, 2023, the voting parties will not be restricted from selling shares of our Class A common stock held by them or that may be received by them in exchange for Grosvenor common units, our Class C common stock or warrants, as the case may be, other than by applicable securities laws. As such, sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock. As of February 21, 2023, the GCMH Equityholders owned approximately 78% of the Grosvenor common units. As restrictions on resale end and registration statements for the sale of shares of our Class A common stock and warrants by the parties to the Registration Rights Agreement are available for use, the sale or possibility of sale of these shares of Class A common stock and warrants could have the effect of increasing the volatility in the market price of our Class A common stock or warrants, or decreasing the market price itself.
Warrants are exercisable for our Class A common stock, which may increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
As of February 21, 2023, there were 17,684,970 outstanding warrants to purchase 17,684,970 shares of our Class A common stock at an exercise price of $11.50 per share. To the extent such warrants are exercised, additional shares of our Class A common stock will be issued, which will result in dilution to the holders of our Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Class A common stock.
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
We have the ability to redeem outstanding public warrants at any time prior to their exercise and expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. However, we may not exercise our redemption right if the issuance of shares of Class A common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our commercially reasonable best efforts to register or qualify such shares of Class A common stock under the blue sky laws of the state of residence in those states in which the warrants were offered in CFAC’s initial public offering. Redemption of the outstanding warrants could force our security holders to: (i) exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) sell their warrants at the then-current market price when they might otherwise wish to hold their warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their warrants.
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
Pursuant to our publicly announced stock repurchase plan, we are authorized to repurchase up to $90 million in the aggregate of our Class A common stock and warrants to purchase our Class A common stock, including through the repurchase of outstanding shares of our Class A common stock and warrants and through a reduction of shares of Class A common stock to be issued to employees to satisfy associated obligations in connection with the settlement of equity-based awards granted under our 2020 Incentive Award Plan (and any successor equity plan thereto). The timing and amount of any share and warrant repurchases will be determined based on legal requirements, price, market and economic conditions and other factors. This activity could increase (or reduce the size of any decrease in) the market price of our Class A common stock at that time. Additionally, repurchases under our share repurchase program will continue to diminish our cash reserves, which could impact our ability to pursue possible strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our Class A shares could decline. Although our share repurchase program is intended to enhance long-term stockholder value, short-term share price fluctuations could reduce the program’s effectiveness.
During the year ended December 31, 2022, we spent $6.4 million to reduce shares of Class A common stock to be issued to employees in satisfaction of associated tax obligations in connection with the settlement of vested restricted stock units, $2.6 million to repurchase the Company’s outstanding warrants to purchase Class A common stock and $26.4 million to repurchase shares of Class A common stock. As of December 31, 2022, $45.5 million remains available under our stock repurchase plan.
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
Holders of Record
As of February 21, 2023, there were approximately 41,611,742 shares of our Class A common stock outstanding and 17,684,970 warrants to purchase our Class A common stock outstanding, with 1 and 2 holders of record of our Class A common stock and warrants, respectively. The number of record holders does not include persons who held shares of our Class A common stock in nominee or “street name” accounts through brokers.
Dividend Policy
On February 9, 2023, the Company declared a quarterly dividend of $0.11 per share of Class A common stock to record holders as of the close of business on March 1, 2023. The payment date will be March 15, 2023.
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

Issuer Purchases of Equity Securities
The following table represents our purchases of Class A common stock and warrants during the three months ended December 31, 2022 for the periods indicated:

	Total Number of Warrants/Shares Purchased		Average Price Paid Per Warrant	Average Price Paid Per Share	Total Number of Warrants Purchased as Part of Publicly Announced Plans or Programs (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (3)
	Warrants (1)	Common Stock
October 1-31, 2022	—	295,645	$—	$7.56	3,494,564	2,924,403	$24,170,931
November 1-30, 2022	—	130,824	$—	$8.79	3,494,564	3,055,227	$48,020,789
December 1-31, 2022	—	301,840	$—	$8.34	3,494,564	3,357,067	$45,503,058
Total	—	728,309			3,494,564	3,357,067
(1)Represents warrants to purchase shares of Class A common stock purchased pursuant to a stock repurchase plan, as described in note (3) below.
(2)Excludes shares of Class A common stock equivalents deemed to have been repurchased in conjunction with the payment of tax liabilities in respect of stock delivered to our employees in settlement of vested RSUs in 2021 and 2022. There were no such deemed repurchases in the three months ended December 31, 2022.
(3)On August 6, 2021, GCMG’s Board of Directors authorized a stock repurchase plan (the “Repurchase Plan”) of up to an aggregate of $25.0 million, excluding fees and expenses, which may be used to repurchase shares of our outstanding Class A common stock and warrants to purchase shares of our Class A common stock, as well as to retire (by cash settlement or the payment of tax withholding amounts upon net settlement) equity-based awards granted under our 2020 Incentive Award Plan (and any successor equity plan thereto). On February 10, May 10, and November 7, 2022, GCMG’s Board of Directors made increases to its stock repurchase authorization for shares and warrants. The increases of $20.0 million on February 10, 2022 and May 5, 2022 and of $25.0 million on November 7, 2022 increased the total authorization to $45.0 million, $65.0 million and $90.0 million as of February 10, May 5, and November 7, 2022, respectively. The dollar value of shares that may yet be repurchased includes the deemed repurchases of common stock equivalents discussed in note (2) above.

Stock Performance Graph
The following graph depicts the total return to stockholders from the closing price on November 18, 2020 (the date our Class A common stock began trading on Nasdaq) through December 31, 2022, relative to the performance of S&P 500 and S&P Composite 1500 Financials. The graph assumes $100 invested on November 18, 2020, and dividends reinvested in the security or index.
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
Trends Affecting Our Business
As a global alternative asset manager, our results of operations are impacted by a variety of factors, including conditions in the global financial markets and economic and political environments, particularly in the United States, Europe, Asia-Pacific, Latin America and the Middle East. While economic factors, such as interest rates, can make alternative investments more or less attractive relative to other asset classes, investors have increasingly gravitated towards the returns generated by alternative investments in order to meet their return objectives. In addition, increased equity market volatility can also contribute to increased investor demand for alternative strategies. Finally, the opportunities in private markets continue to expand as firms raise new funds and launch new vehicles and products to access private markets across the globe.
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
Our ability to realize investments.
Challenging market and economic conditions may adversely affect our ability to exit and realize value from our investments and we may not be able to find suitable investments in which to effectively deploy capital. During periods of adverse economic conditions, such as current geopolitical turmoil abroad and increasing inflation and interest rates, our funds may have difficulty accessing financial markets, which could make it more difficult to obtain funding for additional investments and impact our ability to successfully exit positions in a timely manner. A general market downturn, a recession or a specific market dislocation may result in lower investment returns for our funds, which would adversely affect our revenues.
Our ability to identify suitable investment opportunities for our clients.
Our success largely depends on the identification and availability of suitable investment opportunities for our clients, and, in particular, the success of the investment vehicles managed by third-party investment managers in which GCM Funds invest. The availability of investment opportunities is subject to certain factors outside of our control and the control of the investment managers with which we invest for our funds, including the market environment at a given point in time. Although there can be no assurance that we will be able to secure the opportunity to invest on behalf of our clients in all or a substantial portion of the investments we select, or that the size of the investment opportunities available to us will be as large as we would desire, we seek to maintain excellent relationships with investment managers of investment funds, including those in which we have previously made investments for our clients and those in which we may in the future invest, as well as sponsors of investments that might provide co-investment opportunities in portfolio companies alongside the sponsoring fund manager. Our ability to identify attractive investments and execute on those investments is dependent on a number of factors, including the general macroeconomic environment, valuation, transaction size, and expected duration of such investment opportunity.
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

Organizational Structure
The diagram below depicts our current organizational structure:

GCM V, LLC ("GCM V")(1)
Public Stockholders
Class C Common Stock(2)
Economic: 0%
Voting: ~75%
Class A Common Stock(2) and Warrants for Class A Common Stock(3)
Economic: ~100%
Voting: ~25%
GCM Grosvenor Inc. ("GCMG")
Warrants for Class A Common Stock (3)
Sole Member
100% Economic and Voting
GCMH Equityholders(4)
GCM Grosvenor Holdings, LLC ("IntermediateCo")
Limited Partners
Common Units(5)
Economic: ~78%
Voting: 0%
General Partner
Common Units (5) and Warrants for Common Units
Economic: ~23%
Voting: 100%
GCM Grosvenor Operating Businesses
Grosvenor Capital Management Holdings, LLLP and its Subsidiaries

Note: The diagram depicts a simplified version of our structure and does not include all legal entities in our structure. Approximate ownership percentages are as of February 21, 2023.

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
We provided investment management / advisory services on assets of $73.7 billion, $72.1 billion, and $61.9 billion as of December 31, 2022, 2021 and 2020, respectively.
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
Agreements generally include a clawback provision that, if triggered, would require us to return up to the cumulative amount of carried interest distributed, typically net of tax, upon liquidation of those funds, if the aggregate amount paid as carried interest exceeds the amount actually due based upon the aggregate performance of each fund. We have defined the portion to be deferred as the amount of carried interest, typically net of tax, that we would be required to return if all remaining investments had no value as of the end of each reporting period. As of December 31, 2022, deferred revenue relating to constrained realized carried interest was approximately $6.5 million.
Assets under management that are subject to carried interest, excluding investments of the firm and our professionals from which we generally do not earn incentive fees, were approximately $39.8 billion as of December 31, 2022.
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
Assets under management that are subject to performance fees, excluding investments of the firm and our professionals from which we generally do not earn incentive fees, were approximately $12.4 billion as of December 31, 2022.
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
Interest Expense
Interest expense includes interest paid and accrued on our outstanding debt, along with the amortization of deferred debt issuance costs incurred from debt issued by us, including the Term Loan Facility and the Revolving Credit Facility entered into by us. Interest expense also includes (1) the impact of qualifying effective cash flow hedges and (2) the amortization of unrealized gains or losses on interest rate swaps that initially qualified for hedge accounting and were subsequently terminated. The unrealized gains or losses are reclassified from accumulated other comprehensive income into interest expense over the original life of the swap.
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
Net Income (Loss) Attributable to Noncontrolling Interests
Net income attributable to redeemable noncontrolling interest related to certain limited partnership interests that were subject to redemptions by third-party investors. As these interests were redeemable upon the occurrence of an event that is not solely within the control of the Company, amounts relating to third-party interests in such consolidated entities were classified within the mezzanine section of the Consolidated Statements of Financial Condition as redeemable noncontrolling interest. There was no remaining redeemable noncontrolling interest following the exercise of the Mosaic call right on July 2, 2021, as further described in Note 4 of our Consolidated Financial Statements included elsewhere in Part II, Item 8 of this Annual Report on Form 10-K.
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

Results of Operations
The following is a discussion of our consolidated results of operations for the year ended December 31, 2022 as compared to the year ended December 31, 2021. This information is derived from our accompanying Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). A discussion of our consolidated results of operations for the year ended December 31, 2021 as compared to the year ended December 31, 2020 is included in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2022.

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Revenues
Management fees	$367,242	$351,216	$310,745
Incentive fees	75,167	173,853	111,650
Other operating income	4,121	6,523	7,586
Total operating revenues	446,530	531,592	429,981

Expenses
Employee compensation and benefits	277,311	333,837	388,465
General, administrative and other	88,907	88,351	84,631
Total operating expenses	366,218	422,188	473,096
Operating income (loss)	80,312	109,404	(43,115)
Investment income	10,108	52,495	10,742
Interest expense	(23,314)	(20,084)	(23,446)
Other income (expense)	1,436	3,394	(9,562)
Change in fair value of warrant liabilities	20,551	7,853	(13,315)
Net other income (expense)	8,781	43,658	(35,581)
Income (loss) before income taxes	89,093	153,062	(78,696)
Provision for income taxes	9,611	10,993	4,506
Net income (loss)	79,482	142,069	(83,202)
Less: Net income attributable to redeemable noncontrolling interest	—	19,827	14,069
Less: Net income attributable to noncontrolling interests in subsidiaries	6,823	36,912	11,617
Less: Net income (loss) attributable to noncontrolling interests in GCMH	52,839	63,848	(112,937)
Net income attributable to GCM Grosvenor Inc.	$19,820	$21,482	$4,049
Revenues

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Private markets strategies	$197,267	$175,447	$149,990
Absolute return strategies	159,134	165,397	152,349
Fund expense reimbursement revenue	10,841	10,372	8,406
Total management fees	367,242	351,216	310,745
Incentive fees	75,167	173,853	111,650
Administrative fees	3,184	5,111	6,775
Other	937	1,412	811
Total other operating income	4,121	6,523	7,586
Total operating revenues	$446,530	$531,592	$429,981

Management fees increased $16.0 million, or 5%, to $367.2 million, for the year ended December 31, 2022 compared to the year ended December 31, 2021. Private market strategies fees increased $21.8 million, due to a $11.0 million increase in fees related to private markets strategies specialized funds and a $10.8 million increase in fees related to private markets strategies customized separate accounts, both driven by capital raising and deployment. Fund expense reimbursement revenue increased $0.5 million, or 5% to $10.8 million. These increases were partially offset by a $6.3 million decrease in absolute return strategies fees, driven by lower average FPAUM as a result of lower market performance and net withdrawals.
Incentive fees consisted of carried interest of $72.5 million and $121.9 million and performance fees of $2.6 million and $51.9 million for the years ended December 31, 2022 and 2021, respectively. The decrease in carried interest was primarily due to lower distributions and investment exit activity during the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease in performance fees was primarily due to lower returns for absolute return strategies funds during the year ended December 31, 2022, as compared to the year ended December 31, 2021.
Expenses
Employee Compensation and Benefits

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Cash-based employee compensation and benefits	$160,522	$162,901	$165,830
Equity-based compensation	30,721	44,190	—
Partnership interest-based compensation	31,811	27,671	172,358
Carried interest compensation	41,920	67,773	34,259
Cash-based incentive fee related compensation	11,001	28,002	11,454
Other non-cash compensation	1,336	3,300	4,564
Total employee compensation and benefits	$277,311	$333,837	$388,465
Employee compensation and benefits decreased $56.5 million, or 17%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. Equity-based compensation decreased $13.5 million, or 30%, to $30.7 million for the year ended December 31, 2022 compared to the year ended December 31, 2021, as the prior year included higher expense for awards made in connection with the Transaction, including a portion that vested immediately upon grant. Carried interest compensation and cash-based incentive fee related compensation decreased $25.9 million and $17.0 million, respectively, for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to lower realized carried interest and lower performance fees during the year ended December 31, 2022. These decreases were partially offset by an increase in partnership interest-based compensation of $4.1 million, or 15%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to amendments to partnership interest-based awards during the year ended December 31, 2022.
General, Administrative and Other
General, administrative and other increased $0.6 million, or 1%, to $88.9 million, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily driven by an increase in travel costs, partially offset by decreases in professional fees and distribution expenses.
Net Other Income (Expense)
Investment income was $10.1 million for the year ended December 31, 2022 compared to investment income of $52.5 million for the year ended December 31, 2021, primarily due to the change in value of private and public market investments.
Interest expense increased $3.2 million, or 16%, to $23.3 million, for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to an increased average principal amount outstanding and a higher effective interest rate on the Term Loan Facility principal amount outstanding during the year ended December 31, 2022.

Other income was $1.4 million for the year ended December 31, 2022 compared to other income of $3.4 million for the year ended December 31, 2021. The change is primarily due to the disgorgement of $1.3 million in statutory short-swing “profits” from a public stockholder of our Class A common stock during the year ended December 31, 2021.
Change in fair value of warrant liabilities of $20.6 million for the year ended December 31, 2022 was due to a decrease in the fair value of the warrants from December 31, 2021 to December 31, 2022.
Provision for Income Taxes
Provision for income taxes primarily reflects U.S. federal and state income taxes on our share of taxable income generated by the Company, as well as local and foreign income taxes of certain of the Company’s subsidiaries. Prior to the Transaction, provision for income taxes consisted of local income taxes and foreign income taxes for subsidiaries that have operations outside of the United States, as GCMH is treated as a flow-through entity and is not subject to federal income taxes.
The Company’s effective tax rate was 11% and 7% for the years ended December 31, 2022 and 2021, respectively. Our overall effective tax rate is less than the statutory rate primarily because a portion of income is allocated to noncontrolling interests, and the tax liability on such income is borne by the holders of such noncontrolling interests.
Net Income (Loss) Attributable to Noncontrolling Interests
Net income attributable to redeemable noncontrolling interest was $19.8 million for the year ended December 31, 2021. No income was allocated to redeemable noncontrolling interest in the year ended December 31, 2022 due to the exercise of the Mosaic call right on July 2, 2021 as further described in Note 4 of our Consolidated Financial Statements included elsewhere in Part II, Item 8 of this Annual Report on Form 10-K.
Net income attributable to noncontrolling interests in subsidiaries was $6.8 million and $36.9 million for the years ended December 31, 2022 and 2021, respectively. The decrease was primarily attributable to a decrease in income generated by our consolidated subsidiaries not wholly owned by the Company.
Net income attributable to noncontrolling interests in GCMH was $52.8 million and $63.8 million for the years ended December 31, 2022 and 2021, respectively. The decrease was primarily attributable to the underlying performance of GCMH, offset by an increase in partnership-interest based compensation, which is fully allocated to noncontrolling interests in GCMH.
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

	Year Ended December 31, 2022
	(in millions)
	Private Markets Strategies	Absolute Return Strategies	Total
Fee-paying AUM
Balance, beginning of period	$33,080	$25,575	$58,655
Contributions	5,859	571	6,430
Withdrawals	(167)	(2,464)	(2,631)
Distributions	(1,436)	(31)	(1,467)
Change in market value	(85)	(1,562)	(1,647)
Foreign exchange and other	(375)	(109)	(484)
Balance, end of period	$36,876	$21,980	$58,856

	Year Ended December 31, 2021
	(in millions)
	Private Markets Strategies	Absolute Return Strategies	Total
Fee-paying AUM
Balance, beginning of period	$27,839	$24,130	$51,969
Contributions	7,015	2,316	9,331
Withdrawals	(28)	(2,137)	(2,165)
Distributions	(2,663)	(319)	(2,982)
Change in market value	596	1,646	2,242
Foreign exchange and other	321	(61)	260
Balance, end of period	$33,080	$25,575	$58,655
Contracted, not yet fee-paying AUM represents limited partner commitments which are expected to be invested and begin charging fees over the ensuing five years.

	As of December 31,
	2022	2021	2020
	(in millions)
Contracted, not yet Fee-Paying AUM	$7,603	$7,683	$7,057
AUM	$73,667	$72,130	$61,943
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
FPAUM increased $0.2 billion to $58.9 billion during the year ended December 31, 2022 primarily due to $6.4 billion of contributions, partially offset by $2.6 billion and $1.5 billion of withdrawals and distributions, respectively, and a $1.6 billion decrease in market value.
•Private markets strategies FPAUM increased $3.8 billion, or 11%, to $36.9 billion as of December 31, 2022 from December 31, 2021, primarily due to $5.9 billion of contributions, partially offset by $1.4 billion of distributions.
•Absolute return strategies FPAUM decreased $3.6 billion, or 14%, to $22.0 billion as of December 31, 2022 from December 31, 2021, primarily due to $2.5 billion of withdrawals and a $1.6 billion decrease in market value, partially offset by $0.6 billion of contributions.
Contracted, not yet fee-paying AUM decreased $0.1 billion, or 1%, to $7.6 billion during the year ended December 31, 2022 primarily due to contracted, not yet fee-paying AUM that became fee-paying AUM during the period.

AUM increased $1.5 billion, or 2%, to $73.7 billion during the year ended December 31, 2022, primarily driven by the increase in FPAUM, as well as mark to market increases that did not impact FPAUM.
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
Summary of Non-GAAP Financial Measures

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Revenues
Private markets strategies	$197,267	$175,447	$149,990
Absolute return strategies	159,134	165,397	152,349
Management fees, net (1)	356,401	340,844	302,339
Administrative fees and other operating income	4,121	6,523	7,586
Fee-Related Revenue	360,522	347,367	309,925
Less:
Cash-based employee compensation and benefits, net (2)	(158,875)	(159,791)	(158,194)
General, administrative and other, net (1,3)	(73,134)	(67,175)	(56,662)
Fee-Related Earnings	128,513	120,401	95,069
Incentive fees:
Performance fees	2,623	51,947	52,726
Carried interest	72,544	121,906	58,924
Incentive fee related compensation and NCI:
Cash-based incentive fee related compensation	(11,001)	(28,002)	(11,454)
Carried interest compensation, net (4)	(41,868)	(69,079)	(34,970)
Carried interest attributable to noncontrolling interests	(8,411)	(21,304)	(16,089)
Realized investment income, net of amount attributable to noncontrolling interests in subsidiaries (5)	4,699	1,496	—
Interest income	787	18	377
Other (income) expense	(79)	60	147
Depreciation	1,540	1,688	2,314
Adjusted EBITDA	149,347	179,131	147,044
Depreciation	(1,540)	(1,688)	(2,314)
Interest expense	(23,314)	(20,084)	(23,446)
Adjusted Pre-Tax Income	124,493	157,359	121,284
Adjusted income taxes (6)	(30,127)	(38,553)	(30,321)
Adjusted Net Income	$94,366	$118,806	$90,963
____________
(1)Excludes fund reimbursement revenue of $10.8 million, $10.4 million and $8.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(2)Excludes severance expense of $1.6 million, $3.1 million and $7.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

(3)Excludes amortization of intangibles of $2.3 million, $2.3 million and $7.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. Also excludes corporate transaction-related costs of $2.1 million, $7.8 million and $11.6 million for the years ended December 31, 2022, 2021 and 2020, respectively, and non-core expenses of $0.6 million, $0.6 million and $0.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(4)Excludes the impact of non-cash carried interest expense of $(0.1) million, $1.3 million and $0.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(5)Investment income or loss is generally realized when the Company redeems all or a portion of its investment or when the Company receives or is due cash, such as from dividends or distributions. Amounts were de minimis for periods prior to the Mosaic repurchase on July 2, 2021.
(6)Reflects a corporate and blended statutory effective tax rate of 24.2% applied to Adjusted Pre-Tax Income for the year ended December 31, 2022, of 24.5% for the year ended December 31, 2021 and of 25.0% for the year ended December 31, 2020. The rate was adjusted from 25.0% to 24.5% in Q4 2021 and from 24.5% to 24.2% in Q4 2022. The 24.2%, 24.5% and 25.0% are based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 3.2%, 3.5% and 4.0%, respectively.
Net Incentive Fees Attributable to GCM Grosvenor
Net incentive fees are used to highlight fees earned from incentive fees that are attributable to GCM Grosvenor. Net incentive fees represent incentive fees excluding (a) incentive fees contractually owed to others and (b) cash-based incentive fee related compensation. Net incentive fees are used by management in making compensation and capital allocation decisions and we believe that they provide investors useful information regarding the amount that such fees contribute to the Company’s earnings.
The following table shows reconciliations of incentive fees to net incentive fees attributable to GCM Grosvenor for the years ended December 31, 2022, 2021 and 2020, respectively:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Incentive fees:
Performance fees	$2,623	$51,947	$52,726
Carried interest	72,544	121,906	58,924
Less incentive fees contractually owed to others:
Cash carried interest compensation	(41,920)	(67,773)	(34,259)
Non-cash carried interest compensation	52	(1,306)	(711)
Carried interest attributable to redeemable noncontrolling interest holder	—	(8,059)	(7,751)
Carried interest attributable to other noncontrolling interest holders	(8,411)	(13,245)	(8,338)
Firm share of incentive fees(1)	24,888	83,470	60,591
Less: Cash-based incentive fee related compensation	(11,001)	(28,002)	(11,454)
Net Incentive Fees Attributable to GCM Grosvenor	$13,887	$55,468	$49,137
____________
(1)Firm share represents incentive fees net of contractual obligations but before discretionary cash based incentive compensation.
Adjusted Pre-Tax Income, Adjusted Net Income and Adjusted EBITDA
Adjusted Pre-Tax Income, Adjusted Net Income and Adjusted EBITDA are non-GAAP measures used to evaluate our profitability.
Adjusted Pre-Tax Income represents net income attributable to GCM Grosvenor Inc. including (a) net income (loss) attributable to GCMH, excluding (b) provision for income taxes, (c) changes in fair value of derivatives and warrant liabilities, (d) amortization expense, (e) partnership interest-based and non-cash compensation, (f) equity-based compensation, including cash-settled equity awards (as we view the cash settlement as a separate capital transaction), (g) unrealized investment income, (h) changes in TRA liability and (i) certain other items that we believe are not indicative of our core performance, including charges related to corporate transactions and employee severance.
Adjusted Net Income represents Adjusted Pre-Tax Income minus adjusted income taxes.

Adjusted EBITDA represents Adjusted Net Income excluding (a) adjusted income taxes, (b) depreciation and amortization expense and (c) interest expense on our outstanding debt.
The Company is a holding company with no material assets other than its indirect ownership of equity interests in GCMH and certain deferred tax assets. The GCMH Equityholders may from time to time cause GCMH to redeem any or all of their GCMH common units in exchange, at the Company’s election, for either cash (based on the market price for a share of the Class A common stock) or shares of Class A common stock. As such, net income (loss) attributable to noncontrolling interests in GCMH is added back in order to reflect the full economics of the underlying business as if GCMH Equityholders converted their interests to shares of Class A common stock. Other noncontrolling interests do not have the ability to convert those interests into equity interests of the Company, and as such, income (loss) attributable to these noncontrolling interests are not adjusted for in our non-GAAP financial measures.
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
The following table shows reconciliations of net income attributable to GCM Grosvenor Inc. and Adjusted Pre-Tax Income, Adjusted Net Income and Adjusted EBITDA for the years ended December 31, 2022, 2021 and 2020, respectively:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Adjusted Pre-Tax Income & Adjusted Net Income
Net income attributable to GCM Grosvenor Inc.	$19,820	$21,482	$4,049
Plus:
Net income (loss) attributable to noncontrolling interests in GCMH	52,839	63,848	(112,937)
Provision for income taxes	9,611	10,993	4,506
Change in fair value of derivatives	—	(1,934)	8,572
Change in fair value of warrants	(20,551)	(7,853)	13,315
Amortization expense	2,316	2,332	7,504
Severance	1,647	3,110	7,636
Transaction expenses (1)	2,051	7,827	11,603
Loss on extinguishment of debt	—	675	1,514
Changes in TRA liability and other (2)	(241)	(1,372)	380
Partnership interest-based compensation	31,811	27,671	172,358
Equity-based compensation	30,721	44,190	—
Other non-cash compensation	1,336	3,300	4,564
Less:
Unrealized investment income, net of noncontrolling interests	(6,919)	(15,604)	(1,069)
Non-cash carried interest compensation	52	(1,306)	(711)
Adjusted Pre-Tax Income	124,493	157,359	121,284
Less:
Adjusted income taxes (3)	(30,127)	(38,553)	(30,321)
Adjusted Net Income	$94,366	$118,806	$90,963

Adjusted EBITDA
Adjusted Net Income	$94,366	$118,806	$90,963
Plus:
Adjusted income taxes (3)	30,127	38,553	30,321
Depreciation expense	1,540	1,688	2,314
Interest expense	23,314	20,084	23,446
Adjusted EBITDA	$149,347	$179,131	$147,044
____________
(1)Represents 2022 expenses related to contemplated corporate transactions, 2021 expenses related to a debt offering, other contemplated corporate transactions, and other public company transition expenses, and 2020 expenses related to the Mosaic transaction and the Transaction.
(2)For the year ended December 31, 2021, includes $1.3 million that was recognized as other income related to the disgorgement of statutory short-swing “profits” from a holder of our Class A common stock.
(3)Reflects a corporate and blended statutory effective tax rate of 24.2% applied to Adjusted Pre-Tax Income for the year ended December 31, 2022, of 24.5% for the year ended December 31, 2021 and of 25.0% for the year ended December 31, 2020. The rate was adjusted from 25.0% to 24.5% in Q4 2021 and from 24.5% to 24.2% in Q4 2022. The 24.2%, 24.5% and 25.0% are based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 3.2%, 3.5% and 4.0%, respectively.

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
The following table shows a reconciliation of diluted weighted-average shares of Class A common stock outstanding to adjusted shares outstanding used in the computation of adjusted net income per share for the years ended December 31, 2022, 2021 and 2020, respectively.

	Year Ended December 31,
$000, except per share amounts	2022	2021	2020
	(in thousands, except share and per share amounts)
Adjusted Net Income Per Share
Adjusted Net Income	$94,366	$118,806	$90,963

Weighted-average shares of Class A common stock outstanding - basic	43,872,300	43,765,651	39,984,515
Exercise of private warrants - incremental shares under the treasury stock method	—	90,062	—
Exercise of public warrants - incremental shares under the treasury stock method	—	691,396	—
Exchange of partnership units	144,235,246	144,235,246	144,235,246
Assumed vesting of RSUs - incremental shares under the treasury stock method	460,446	277,019	—
Weighted-average shares of Class A common stock outstanding - diluted	188,567,992	189,059,374	184,219,761
Effective dilutive warrants, if antidilutive for GAAP	—	—	897,152
Adjusted shares - diluted	188,567,992	189,059,374	185,116,913

Adjusted Net Income Per Share - Diluted	$0.50	$0.63	$0.49
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
The following table shows reconciliations of Adjusted EBITDA to Fee-Related Earnings for the years ended December 31, 2022, 2021 and 2020, respectively:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Adjusted EBITDA	$149,347	$179,131	$147,044
Less:
Incentive fees	(75,167)	(173,853)	(111,650)
Depreciation expense	(1,540)	(1,688)	(2,314)
Other non-operating expense	(708)	(78)	(524)
Realized investment income, net of amount attributable to noncontrolling interests in subsidiaries (1)	(4,699)	(1,496)	—
Plus:
Incentive fee-related compensation	52,869	97,081	46,424
Carried interest attributable to redeemable noncontrolling interest holder	—	8,059	7,751
Carried interest attributable to other noncontrolling interest holders, net	8,411	13,245	8,338
Fee-Related Earnings	$128,513	$120,401	$95,069
____________
(1)Investment income or loss is generally realized when the Company redeems all or a portion of its investment or when the Company receives or is due cash, such as a from dividends or distributions. Amounts were de minimis for periods prior to the Mosaic repurchase on July 2, 2021.
Liquidity and Capital Resources
We have historically financed our operations and working capital through net cash provided by operating activities and borrowings under our Term Loan Facility and Revolving Credit Facility (each as defined below). As of December 31, 2022, we had $85.2 million of cash and cash equivalents and available borrowing capacity of $48.2 million under our Revolving Credit Facility. On July 29, 2022, the SEC declared effective our Registration Statement on Form S-3, pursuant to which the Company may issue a combination of securities described in the prospectus in one or more offerings from time to time. Our primary cash needs are to fund working capital requirements, invest in growing our business, make investments in GCM Funds, make scheduled principal payments and interest payments on our outstanding indebtedness, pay dividends to holders of our Class A common stock, and pay tax distributions to members. Additionally, as a result of the Transaction, we need cash to make payments under the Tax Receivable Agreement. We expect that our cash flow from operations, current cash and cash equivalents and available borrowing capacity under our Revolving Credit Facility will be sufficient to fund our operations and planned capital expenditures and to service our debt obligations for the next twelve months.
We are required to maintain minimum net capital balances for regulatory purposes for our Japan, Hong Kong and United Kingdom subsidiaries as well as our U.S. broker-dealer subsidiary. These net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of December 31, 2022 we are in compliance with these regulatory requirements.
Cash Flows

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net cash provided by operating activities	$216,513	$178,803	$68,170
Net cash used in investing activities	(10,073)	(28,114)	(5,531)
Net cash provided by (used in) financing activities	(215,067)	(251,274)	54,757
Effect of exchange rate changes on cash	(2,395)	(1,376)	884
Net increase (decrease) in cash and cash equivalents	$(11,022)	$(101,961)	$118,280
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
Net cash provided by operating activities was $216.5 million and $178.8 million for the years ended December 31, 2022 and 2021, respectively. These operating cash flows were primarily driven by:
•net income of $79.5 million and $142.1 million for the years ended December 31, 2022 and 2021, respectively, adjusted for $46.1 million and $29.5 million of non-cash activities, respectively, as well as changes in working capital;
•proceeds received from investments of $21.8 million and $21.3 million for the years ended December 31, 2022 and 2021, respectively; and
•proceeds received (payments made) for terminated interest rate derivatives of $40.3 million and $(26.3) million in the years ended December 31, 2022 and 2021, respectively.
Net Cash Used in Investing Activities
Net cash used in investing activities was $(10.1) million and $(28.1) million for the years ended December 31, 2022 and 2021, respectively. These investing cash flows were primarily driven by:
•purchases of premises and equipment of $(0.8) million and $(0.6) million during the years ended December 31, 2022 and 2021, respectively; and
•contributions/subscriptions to investments of $(29.4) million and $(40.3) million during the years ended December 31, 2022 and 2021, respectively; partially offset by
•proceeds received from investments of $20.1 million and $11.5 million during the years ended December 31, 2022 and 2021, respectively.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by (used in) financing activities was $(215.1) million and $(251.3) million for the years ended December 31, 2022 and 2021, respectively. These financing cash flows were primarily driven by:
•capital contributions received from noncontrolling interest holders of $1.8 million and $3.5 million during the years ended December 31, 2022 and 2021, respectively;
•capital distributions paid to partners and member of $(118.3) million and $(77.9) million during the years ended December 31, 2022 and 2021, respectively;
•capital distributions paid to noncontrolling interest holders of $(37.4) million and $(81.2) million during the years ended December 31, 2022 and 2021, respectively;
•the exercise of the Mosaic call option for $(150.1) million during the year ended December 31, 2021;
•proceeds from the Term Loan Facility issuance of $110.0 million during the year ended December 31, 2021;
•principal payments on the Term Loan Facility of $(4.0) million and $(53.3) million during the years ended December 31, 2022 and 2021, respectively;
•debt issuance costs of $(3.1) million during the year ended December 31, 2021;
•payments to repurchase Class A common stock of $(26.4) million and $(0.9) million during the years ended December 31, 2022 and 2021, respectively;
•proceeds from the exercise of warrants of $24.5 million during the year ended December 31, 2021;
•payments to repurchase warrants of $(2.6) million and $(1.3) million during the years ended December 31, 2022 and 2021, respectively;
•the settlement of equity-based compensation in satisfaction of withholding tax requirements of $(6.4) million and $(6.9) million during the years ended December 31, 2022 and 2021, respectively;
•dividends paid of $(18.4) million and $(14.5) million during the years ended December 31, 2022 and 2021, respectively; and

•payments to related parties, pursuant to tax receivable agreement of $(3.3) million during the years ended December 31, 2022
Indebtedness
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
On June 23, 2021, the Company further amended its Term Loan Facility to increase the aggregate principal amount from $290.0 million to $400.0 million. As of December 31, 2022, GCMH had borrowings of $393.0 million outstanding under the Term Loan Facility and no outstanding balance under the Revolving Credit Facility. As of December 31, 2022, we had available borrowing capacity of $48.2 million under our Revolving Credit Facility.
See Note 15 of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a summary of our outstanding indebtedness.
The terms of the Company’s current debt instruments contain covenants that may restrict the Company and its subsidiaries from paying distributions to its members. As a holding company, we are dependent upon the ability of GCMH to make distributions to its members, including us. However, the ability of GCMH to make such distributions is subject to its operating results, cash requirements and financial condition, restrictive covenants in our debt instruments and applicable Delaware law. These restrictions include restrictions on the payment of distributions whenever the payment of such distributions would cause GCMH to no longer be in compliance with any of its financial covenants under the Term Loan Facility. Absent an event of default under the Credit Agreement governing the terms of the Term Loan Facility, GCMH may make unlimited distributions when the Total Leverage Ratio (as defined in the Credit Agreement) is below 2.75x. As of December 31, 2022, the Total Leverage Ratio was below 2.75x and the Company was in compliance with all financial covenants.
See Note 16 of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a summary of our interest rate derivatives to hedge interest rate risk related to the Company’s outstanding indebtedness. Effective November 1, 2022, the Company terminated the existing interest rate derivatives and received $40.3 million of cash for the fair market value of the swaps at termination. Also effective on November 1, 2022, the Company entered into a new swap agreement to hedge interest rate risk related the outstanding indebtedness that has a notional amount of $300 million and a fixed rate of 4.37%.
Dividend Policy
We are a holding company with no material assets other than our indirect ownership of equity interests in GCMH and certain deferred tax assets. As such, we do not have any independent means of generating revenue. However, management of GCM Grosvenor expects to cause GCMH to make distributions to its members, including us, in an amount at least sufficient to allow us to pay all applicable taxes, to make payments under the Tax Receivable Agreement, and to pay our corporate and other overhead expenses. On February 9, 2023, we declared a quarterly dividend of $0.11 per share of Class A common stock to record holders as of the close of business on March 1, 2023. The payment date will be March 15, 2023. The payment of cash dividends on shares of our Class A common stock in the future, in this amount or otherwise, will be within the discretion of GCMG’s Board of Directors at such time.
Stock Repurchase Plan
On August 6, 2021, GCMG’s Board of Directors authorized a stock repurchase plan of up to an aggregate of $25.0 million, excluding fees and expenses, which may be used to repurchase the Company’s outstanding Class A common stock and warrants to purchase Class A common stock. Our Class A common stock and warrants may be repurchased from time to time in open market transactions, in privately negotiated transactions, including with employees or otherwise, pursuant to the requirements of Rule 10b5-1 and Rule 10b-18 of the Exchange Act, as well as to retire (by cash settlement or the payment of tax withholding amounts upon net settlement) equity-based awards granted under our 2020 Incentive Award Plan (and any successor plan thereto), with the terms and conditions of these repurchases depending on legal requirements, price, market and economic conditions and other factors. We are not obligated under the terms of the program to repurchase any of our Class A common stock or warrants, the program has no expiration date and we may suspend or terminate the program at any time without prior notice. Any shares of Class A common stock and any warrants repurchased as part of this program will be canceled. On February 10, May 10, and November 7, 2022, GCMG’s Board of Directors made increases to its stock repurchase authorization for shares and warrants. The increases of $20.0 million on February 10, 2022 and May 5, 2022 and of $25.0 million on November 7, 2022 increased the total authorization to $45.0 million, $65.0 million and $90.0 million as of February 10, May 5, and November 7, 2022, respectively.
For the years ended December 31, 2022 and December 31, 2021, we spent $6.4 million and $6.9 million, respectively, to reduce Class A shares to be issued to employees in satisfaction of associated tax obligations in connection with the settlement of RSUs; $2.6 million and $1.3 million, respectively, to repurchase the Company’s outstanding warrants to purchase Class A common stock; and $26.4 million and $0.9 million, respectively, to repurchase shares of Class A common stock. As of December 31, 2022, $45.5 million remained available under our stock repurchase plan.
We review our capital return plan on an on-going basis, considering our financial performance and liquidity position, investments required to execute our strategic plans and initiatives, acquisition opportunities, the economic outlook, regulatory changes and other relevant factors. As these factors may change over time, the actual amounts expended on repurchase activity, dividends, and acquisitions, if any, during any particular period cannot be predicted and may fluctuate from time to time.
Tax Receivable Agreement
Exchanges of Grosvenor common units by limited partners of GCMH will result in increases in the tax basis in our share of the assets of GCMH and its subsidiaries that otherwise would not have been available. These increases in tax basis are expected to increase our depreciation and amortization deductions and create other tax benefits, and therefore may reduce the amount of tax that we would otherwise be required to pay in the future. The Tax Receivable Agreement requires us to pay 85% of the amount of these and certain other tax benefits, if any, that we realize (or are deemed to realize in certain circumstances) to the TRA Parties. As of December 31, 2022, the amount payable to related parties pursuant to the Tax Receivable Agreement was $55.4 million.
Contractual Obligations, Commitments and Contingencies
The following table represents our contractual obligations as of December 31, 2022, aggregated by type:

	Contractual Obligations
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	(in thousands)
Operating leases	$16,493	$7,331	$7,188	$1,974	$—
Debt obligations (1)	393,000	4,000	8,000	8,000	373,000
Interest on debt obligations (2)	131,570	26,084	51,439	50,302	3,745
Capital commitments to our investments (3)	88,912	88,912	—	—	—
Total	$629,975	$126,327	$66,627	$60,276	$376,745
____________
(1)Represents scheduled debt obligation payments under our Term Loan Facility.
(2)Represents interest to be paid on our debt obligations. The interest payments are calculated using the interest rate of 6.6% on our Term Loan Facility in effect as of December 31, 2022 and exclude the impact of interest rate hedges.
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
The assessment of whether the entity is a VIE requires an evaluation of qualitative factors and, where applicable, quantitative factors. These judgments include: (a) determining whether the equity investment at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) evaluating whether the equity holders, as a group, can make decisions that have a significant effect on the economic performance of the entity, and (c) determining whether the equity investors have proportionate voting rights to their obligations to absorb losses or rights to receive returns from the entity. The granting of substantive kick-out rights is a key consideration in determining whether a limited partnership or similar entity is a VIE.
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
We determine whether we are the primary beneficiary of a VIE at the time we become involved with a VIE and reconsider that conclusion continuously. At each reporting date, we assess whether we are the primary beneficiary and will consolidate or deconsolidate accordingly.

Entities that do not qualify as VIEs are assessed for consolidation as voting interest entities. Under the voting interest entity model, we consolidate those entities that we control through a majority voting interest.
Partnership Interest-Based Compensation
Various individuals, including our current and former employees, have been awarded partnership interests in Holdings, Holdings II and Management LLC. These partnership interests either (a) grant the recipients the right to certain cash distributions of profits from Holdings, Holdings II and Management LLC to the extent such distributions are authorized or (b) transfer equity ownership between certain existing employee members of the GCMH Equityholders.
A partnership interest award is accounted for based on its substance. A partnership interest award that is in substance a profit-sharing arrangement or performance bonus would generally not be within the scope of the stock-based compensation guidance and would be accounted for under the guidance for deferred compensation plans, similar to a cash bonus. However, if the arrangement has characteristics more akin to the risks and rewards of equity ownership, the arrangement would be accounted for under stock-based compensation guidance. Payments to the employees for partnership interest awards are made by Holdings, Holdings II and Management LLC. As a result, we record a non-cash profits interest compensation charge and an offsetting deemed contribution to equity (deficit) to reflect the payments made by the GCMH Equityholders.
We analyze awards granted to recipients at the time they are granted or modified. Awards that are in substance a profit-sharing arrangement in which rights to distributions of profits are based fully on the discretion of the managing member of Holdings, Holdings II and Management LLC, are recorded as partnership interest-based compensation expense in the Consolidated Statements of Income when Holdings, Holdings II and Management LLC makes distributions to the recipients. Awards that are in substance stock-based compensation are recorded as partnership interest-based compensation expense on a straight-line basis over the service period. Profit-sharing arrangements that contain a stated target payment are recognized as partnership interest-based compensation expense equal to the present value of expected future payments on a straight-line basis over the service period. Any such expense previously recorded is reversed if the target amount is canceled or forfeited or if the required service period is not provided. For the year ended December 31, 2022, the Company recorded approximately $32 million of partnership interest-based compensation. Changes to the existing awards granted to recipients, granting of new awards or fluctuation in distributions of profits could significantly impact expense recognized in future periods.
Revenue Recognition of Incentive Fees
Incentive fees are based on the results of our funds, in the form of performance fees and carried interest, which together comprise incentive fees.
Performance Fees
We may receive performance fees from certain GCM Funds investing in public market investments. Performance fees are typically a fixed percentage of investment gains, subject to loss carryforward provisions that require the recapture of any previous losses before any performance fees can be earned in the current period. Performance fees may or may not be subject to a hurdle or a preferred return, which requires that clients earn a specified minimum return before a performance fee can be assessed. With the exception of certain GCM Funds, these performance fees are determined based upon investment performance at the end of a specified measurement period, generally the end of the calendar year. Certain GCM Funds have performance measurement periods extending beyond one year.
Investment returns are highly susceptible to market factors, judgments and actions of third parties that are outside of our control. Accordingly, performance fees are considered variable consideration and are therefore constrained and not recognized as revenue until it is probable that a significant reversal will not occur. In the event that a client redeems from one of the GCM Funds prior to the end of a measurement period, any accrued performance fee is ordinarily due and payable by such redeeming client as of the date of the redemption. For the year ended December 31, 2022, the Company recorded $3 million of performance fees. Performance fees can vary materially period to period based on actual investment returns and timing of redemptions.
Carried Interest
Carried interest is a performance-based capital allocation from a fund’s limited partners in certain GCM Funds invested in longer-term public market investments and private market investments. Carried interest is typically a percentage of the profits calculated in accordance with the terms of fund agreements at rates that range between 2.5-20% after returning invested capital, certain fees and a preferred return to the fund’s limited partners. Carried interest is ultimately realized when underlying investments distribute proceeds or are sold and therefore carried interest is highly susceptible to market factors, judgments and actions of third parties that are outside of our control. Accordingly, carried interest is considered variable consideration and is therefore constrained and not recognized as revenue until (a) it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur or (b) the uncertainty associated with the variable consideration is subsequently resolved.
Agreements generally include a clawback provision that, if triggered, would require us to return up to the cumulative amount of carried interest distributed, typically net of tax, upon liquidation of those funds, if the aggregate amount paid as carried interest exceeds the amount actually due based upon the aggregate performance of each fund. We have defined the portion to be deferred as the amount of carried interest, typically net of tax, that we would be required to return if all remaining investments had no value as of the end of each reporting period. For the year ended December 31, 2022, the Company recorded $73 million of carried interest. Carried interest can vary materially period to period based on the judgments, market factors and actions of third parties discussed above.
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
We use the asset and liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the carrying value of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the statutory tax rates expected to be applied in the periods in which those temporary differences are settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period of the change. A valuation allowance is recorded on our net deferred tax assets when it is “more-likely-than not” that such assets will not be realized. When evaluating the realizability of our deferred tax assets, all evidence, both positive and negative, is evaluated. Items considered in this analysis include the ability to carry back losses, the reversal of temporary differences, tax planning strategies and expectations of future earnings. As of December 31, 2022, the Company has $60 million of deferred tax assets. Changes in judgment regarding the realizability of the deferred tax assets or changes in corporate tax rates could significantly increase or decrease the carrying value of the assets.
The amount of tax benefit to be recognized is the amount of benefit that is “more-likely-than-not” to be sustained upon examination. We analyze our tax filing positions in the U.S. federal, state, local and foreign tax jurisdictions where we are required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, we determine that uncertainties in tax positions exist, a liability is established. We recognize interest and penalties related to unrecognized tax benefits, if any, within provision for income taxes in the Consolidated Statements of Income. Accrued interest and penalties, if any, would be included within accrued expenses and other liabilities in the Consolidated Statements of Financial Condition. As of December 31, 2022, the Company has no liability related to uncertain tax positions. Changes in judgment regarding the uncertainty of tax positions could result in liabilities.
Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties under GAAP. We review our tax positions quarterly and adjust our tax balances as new legislation is enacted or new information becomes available.
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

The actual increases in tax basis arising from our acquisition of interests in GCMH, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending on a number of factors, including, but not limited to, the price of our Class A common stock at the time of the purchase or exchange, the timing of any future exchanges, the extent to which exchanges are taxable, and the amount and timing of our income and the tax rates then applicable. We expect that the payments we are required to make under the Tax Receivable Agreement could be substantial.
Based on current projections, we anticipate having sufficient taxable income to utilize these tax attributes and receive corresponding tax deductions in future periods. As of December 31, 2022, the Tax Receivable Agreement results in a liability of $55 million. Significant changes in the projected liability resulting from the Tax Receivable Agreement may occur based on changes in anticipated future taxable income, changes in applicable tax rates or other changes in tax attributes that may occur and could affect the expected future tax benefits to be received by us.
Public and Private Warrants
In connection with the Transaction, we issued public and private warrants. We evaluated the public and private warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. We concluded that because the exercise of the public and private warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of our Class A shareholders, and because such a tender offer may not result in a change in control and trigger cash settlement and we do not control the occurrence of such event, the public warrants and private warrants do not meet the conditions to be classified as equity (deficit). Since the public and private warrants meet the definition of a derivative under ASC 815, we recorded these warrants as liabilities on the Consolidated Statements of Financial Condition at fair value accordance with ASC 820, Fair Value Measurement, with subsequent changes in their respective fair values recognized in the Consolidated Statements of Income at each reporting date. Because the public warrants are publicly traded and thus have an observable market price, fair value adjustments were determined by utilizing the market prices. The private warrants were valued using significant unobservable inputs in a valuation model, however the overall private warrant valuation and change in fair value are not material to the Consolidated Financial Statements. The changes in the fair value of the warrants, including the market price for the public warrants or the inputs to the valuation model of the private warrants, may be material to our future operating results.
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
•Our management fees from our absolute return strategies are typically based on the NAV of those funds, and therefore the amount of fees that we may charge will increase or decrease in direct proportion to the effect of changes in the fair value of the fund’s investments. Our management fees from our specialized funds and customized separate accounts attributable to our private markets strategies are not significantly affected by changes in fair value as the management fees are not generally based on the value of the specialized funds or customized separate accounts, but rather on the amount of capital committed or invested in the specialized funds or customized separate accounts, as applicable.
•Incentive fees from our specialized funds and customized separate accounts are not materially affected by changes in the fair value of unrealized investments because they are based on realized gains and subject to achievement of performance criteria rather than on the fair value of the specialized fund’s or customized separate account’s assets prior to realization. We had $6.5 million of deferred incentive fee revenue on our Consolidated Statements of Financial Condition as of December 31, 2022. Minor decreases in underlying fair value would not affect the amount of deferred incentive fee revenue subject to clawback.
Foreign Currency Exchange Rate Risk
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
Interest Rate Risk
As of December 31, 2022, we had $393.0 million of borrowings outstanding under our Term Loan Facility. The Term Loan Facility accrues interest at 2.50% over the LIBOR, subject to a 0.50% LIBOR floor. For the year ended December 31, 2022, the weighted average interest rate for our Term Loan Facility was 4.27%. Some tenors of LIBOR were discontinued on December 31, 2021. Although we expect that the capital and debt markets will cease to use LIBOR as a benchmark in the near future and the administrator of LIBOR has announced its intention to extend the publication of most tenors of LIBOR for U.S. dollars through June 30, 2023, we cannot predict whether or when LIBOR will actually cease to be available.
Based on the floating rate component of our Term Loan Facility and excluding any impact of interest rate hedges as of December 31, 2022, we estimate that a 100 basis point increase in interest rates would result in increased interest expense of $3.9 million over the next 12 months.
In October 2022, the Company terminated the 2028 Swap Agreement and 2028 Incremental Swap Agreement effective on November 1, 2022. As a result of interest rate risk, in November 2022 the Company entered into an interest rate swap agreement with a total notional amount of $300 million to hedge interest rate risk related to a portion of its Term Loan Facility.
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
Enterprise Risk Management Committee
The GCM Grosvenor Enterprise Risk Management Committee (“ERMC”) is tasked with overseeing firm-wide risks and potential conflicts arising from the operations of the firm. The ERMC meets at least quarterly, and as needed, and is comprised of some of the most senior professionals at the firm across the spectrum of departments. The ERMC aims to identify, assess, monitor and mitigate such key enterprise risks at the corporate, business unit and fund level. Senior management reports to the audit committee of the Board of Directors on the agenda of risk topics evaluated by the ERMC.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of GCM Grosvenor Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of GCM Grosvenor Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in the year ending December 31, 2022 due to the adoption of ASU No. 2016-02, Leases (Topic 842), and the related amendments.

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

Chicago, Illinois
February 23, 2023

GCM Grosvenor Inc.
Consolidated Statements of Financial Condition
(In thousands, except share and per share amounts)

	As of
	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$85,163	$96,185
Management fees receivable	18,720	21,693
Incentive fees receivable	16,478	91,601
Due from related parties	13,119	11,777
Investments	223,970	226,345
Premises and equipment, net	4,620	5,411
Lease right-of-use assets	12,479	—
Intangible assets, net	3,940	6,256
Goodwill	28,959	28,959
Deferred tax assets, net	60,320	68,542
Other assets	21,165	24,855
Total assets	488,933	581,624
Liabilities and Equity (Deficit)
Accrued compensation and benefits	52,997	98,132
Employee related obligations	36,328	30,397
Debt	387,627	390,516
Payable to related parties pursuant to the tax receivable agreement	55,366	59,366
Lease liabilities	15,520	—
Warrant liabilities	7,861	30,981
Accrued expenses and other liabilities	27,240	28,033
Total liabilities	582,939	637,425
Commitments and contingencies (Note 18)

Preferred stock, $0.0001 par value, 100,000,000 shares authorized; none issued	—	—
Class A common stock, $0.0001 par value, 700,000,000 authorized; 41,806,215 and 43,964,090 issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	4	4
Class B common stock, $0.0001 par value, 500,000,000 authorized; none issued	—	—
Class C common stock, $0.0001 par value, 300,000,000 authorized; 144,235,246 issued and outstanding as of December 31, 2022 and December 31, 2021	14	14
Additional paid-in capital	—	1,501
Accumulated other comprehensive income (loss)	4,096	(1,007)
Retained earnings	(23,934)	(26,222)
Total GCM Grosvenor Inc. deficit	(19,820)	(25,710)
Noncontrolling interests in subsidiaries	67,900	96,687
Noncontrolling interests in GCMH	(142,086)	(126,778)
Total deficit	(94,006)	(55,801)
Total liabilities and equity (deficit)	$488,933	$581,624
See accompanying notes to Consolidated Financial Statements.

GCM Grosvenor Inc.
Consolidated Statements of Income
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues
Management fees	$367,242	$351,216	$310,745
Incentive fees	75,167	173,853	111,650
Other operating income	4,121	6,523	7,586
Total operating revenues	446,530	531,592	429,981
Expenses
Employee compensation and benefits	277,311	333,837	388,465
General, administrative and other	88,907	88,351	84,631
Total operating expenses	366,218	422,188	473,096
Operating income (loss)	80,312	109,404	(43,115)
Investment income	10,108	52,495	10,742
Interest expense	(23,314)	(20,084)	(23,446)
Other income (expense)	1,436	3,394	(9,562)
Change in fair value of warrant liabilities	20,551	7,853	(13,315)
Net other income (expense)	8,781	43,658	(35,581)
Income (loss) before income taxes	89,093	153,062	(78,696)
Provision for income taxes	9,611	10,993	4,506
Net income (loss)	79,482	142,069	(83,202)
Less: Net income attributable to redeemable noncontrolling interest	—	19,827	14,069
Less: Net income attributable to noncontrolling interests in subsidiaries	6,823	36,912	11,617
Less: Net income (loss) attributable to noncontrolling interests in GCMH	52,839	63,848	(112,937)
Net income attributable to GCM Grosvenor Inc.	$19,820	$21,482	$4,049

Earnings (loss) per share of Class A common stock (1) :
Basic	$0.45	$0.49	$0.10
Diluted	$0.28	$0.28	$(0.58)
Weighted average shares of Class A common stock outstanding (1) :
Basic	43,872,300	43,765,651	39,984,515
Diluted	188,567,992	189,059,374	184,219,761
____________
(1)There were no shares of Class A common stock outstanding prior to November 17, 2020. For the year ended December 31, 2020, represents earnings (loss) per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period following the Transaction, as defined in Note 3, from November 17, 2020 through December 31, 2020.
See accompanying notes to Consolidated Financial Statements.

GCM Grosvenor Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$79,482	$142,069	$(83,202)
Other comprehensive income (loss), net of tax:
Net change in cash flow hedges	32,752	7,541	(4,880)
Foreign currency translation adjustment	(2,083)	(1,183)	778
Total other comprehensive income (loss)	30,669	6,358	(4,102)
Comprehensive income (loss) before noncontrolling interests	110,151	148,427	(87,304)
Less: Comprehensive income attributable to redeemable noncontrolling interest	—	19,827	14,069
Less: Comprehensive income attributable to noncontrolling interests in subsidiaries	6,823	36,912	11,617
Less: Comprehensive income (loss) attributable to noncontrolling interests in GCMH	78,405	68,720	(117,288)
Comprehensive income attributable to GCM Grosvenor Inc.	$24,923	$22,968	$4,298
See accompanying notes to Consolidated Financial Statements.

GCM Grosvenor Inc.
Consolidated Statements of Equity (Deficit)
(In thousands)

	Partners’ Deficit	Member’s Deficit-GCM, L.L.C.	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Noncontrolling Interest in GCMH	Total Equity (Deficit)	Redeemable Noncontrolling Interest
Balance at December 31, 2019	$(308,373)	$(66)	$—	$—	$—	$—	$(6,854)	$101,463	$—	$(213,830)	$—

Cumulative-effect adjustment from adoption of ASC 2017-12	(650)	—	—	—	—	—	650	—	—	—	—
Capital contributions from noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	4,035	—	4,035	—
Capital contributions from redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	—	173,797
Deemed contributions prior to the Transaction	42,410	—	—	—	—	—	—	—	—	42,410	—
Capital distributions	(153,524)	(146)	—	—	—	—	—	—	—	(153,670)	—
Capital distributions paid to noncontrolling interest	—	—	—	—	—	—	—	(23,102)	—	(23,102)	—
Capital distributions paid to redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(16,710)
Equity transaction with Mosaic	60,935	—	—	—	—	—	—	—	—	60,935	(60,935)
Unrealized loss on cash flow hedge prior to the Transaction	—	—	—	—	—	—	(5,641)	—	—	(5,641)	—
Translation adjustment prior to the Transaction	—	—	—	—	—	—	393	—	—	393	—
Net income (loss) prior to the Transaction	(6,990)	67	—	—	—	—	—	3,873	—	(3,050)	5,944
Issuance of Class A common stock pursuant to the Transaction and PIPE transaction	—	—	4	—	339,315	—	—	—	—	339,319	—
Issuance of Class C common stock to existing members	—	—	—	14	(14)	—	—	—	—	—	—
Effect of the Transaction and purchase of GCMH units	366,192	145	—	—	(343,434)	(32,817)	8,970	—	(141,905)	(142,849)	—
Deferred tax adjustments related to TRA	—	—	—	—	14,011	—	—	—	129	14,140	—
Deferred costs	—	—	—	—	(9,878)	—	—	—	(35,689)	(45,567)	—
Issuance of Class A common stock due to exercised warrants	—	—	—	—	2,705	—	—	—	9,609	12,314	—
Deemed contributions subsequent to the Transaction	—	—	—	—	—	—	—	—	129,948	129,948	—
Equity reallocation to redeemable noncontrolling interest	—	—	—	—	—	(1,064)	—	—	(3,836)	(4,900)	4,900
Unrealized gain on cash flow hedge subsequent to the Transaction	—	—	—	—	—	—	165	—	596	761	—
Translation adjustment subsequent to the Transaction	—	—	—	—	—	—	84	—	301	385	—
Net income (loss) subsequent to the Transaction	—	—	—	—	—	4,049	—	7,744	(106,014)	(94,221)	8,125
Balance at December 31, 2020	$—	$—	$4	$14	$2,705	$(29,832)	$(2,233)	$94,013	$(146,861)	$(82,190)	$115,121

See accompanying notes to Consolidated Financial Statements.

GCM Grosvenor Inc.
Consolidated Statements of Equity (Deficit) — (Continued)
(In thousands)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Noncontrolling Interest in GCMH	Total Equity (Deficit)	Redeemable Noncontrolling Interest
Balance at December 31, 2020	$4	$14	$2,705	$(29,832)	$(2,233)	$94,013	$(146,861)	$(82,190)	$115,121

Capital contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	3,461	—	3,461	11
Capital distributions paid to noncontrolling interests	—	—	—	—	—	(37,699)	—	(37,699)	—
Capital distributions paid to redeemable noncontrolling interest	—	—	—	—	—	—	—	—	(43,500)
Issuance of Class A common stock due to exercised warrants	—	—	5,252	—	—	—	18,066	23,318	—
Repurchase of Class A common stock	—	—	(207)	—	—	—	(680)	(887)	—
Exercise of Mosaic Call Right	—	—	(14,033)	—	—	—	(47,462)	(61,495)	(91,459)
Settlement of equity-based compensation in satisfaction of withholding tax requirements	—	—	(2,487)	(499)	—	—	(3,948)	(6,934)	—
Partners’ distributions	—	—	—	—	—	—	(77,936)	(77,936)	—
Deemed contributions	—	—	—	—	—	—	27,671	27,671	—
Unrealized gain on cash flow hedges	—	—	—	—	1,757	—	5,784	7,541	—
Translation adjustment	—	—	—	—	(271)	—	(912)	(1,183)	—
Equity-based compensation	—	—	9,979	—	—	—	33,777	43,756	—
Declared dividends	—	—	—	(15,498)	—	—	—	(15,498)	—
Deferred tax and other tax adjustments	—	—	292	—	(260)	—	—	32	—
Equity reallocation between controlling and non-controlling interests	—	—	—	(1,875)	—	—	1,875	—	—
Net income (loss)	—	—	—	21,482	—	36,912	63,848	122,242	19,827
Balance at December 31, 2021	$4	$14	$1,501	$(26,222)	$(1,007)	$96,687	$(126,778)	$(55,801)	$—
See accompanying notes to Consolidated Financial Statements.

GCM Grosvenor Inc.
Consolidated Statements of Equity (Deficit) — (Continued)
(In thousands)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Noncontrolling Interests in GCMH	Total Equity (Deficit)
Balance at December 31, 2021	$4	$14	$1,501	$(26,222)	$(1,007)	$96,687	$(126,778)	$(55,801)

Capital contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	1,789	—	1,789
Capital distributions paid to noncontrolling interests	—	—	—	—	—	(37,399)	—	(37,399)
Issuance of Class A common stock due to exercised warrants	—	—	—	—	—	—	—	—
Repurchase of Class A common stock	—	—	(5,906)	(132)	—	—	(20,353)	(26,391)
Settlement of equity-based compensation in satisfaction of withholding tax requirements	—	—	(1,464)	—	—	—	(4,981)	(6,445)
Partners’ distributions	—	—	—	—	—	—	(118,349)	(118,349)
Deemed contributions	—	—	—	—	—	—	31,811	31,811
Net change in cash flow hedges	—	—	—	—	5,589	—	27,163	32,752
Translation adjustment	—	—	—	—	(486)	—	(1,597)	(2,083)
Equity-based compensation	—	—	5,841	—	—	—	19,583	25,424
Declared dividends	—	—	—	(18,824)	—	—	—	(18,824)
Deferred tax and other tax adjustments	—	—	28	—	—	—	—	28
Equity reallocation between controlling and non-controlling interests	—	—	—	1,424	—	—	(1,424)	—
Net income	—	—	—	19,820	—	6,823	52,839	79,482
Balance at December 31, 2022	$4	$14	$—	$(23,934)	$4,096	$67,900	$(142,086)	$(94,006)

See accompanying notes to Consolidated Financial Statements.

GCM Grosvenor Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income (loss)	$79,482	$142,069	$(83,202)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	3,856	4,020	9,818
Equity-based compensation	25,424	43,756	—
Deferred income tax expense	5,843	5,692	629
Other non-cash compensation	1,336	3,300	4,564
Partnership interest-based compensation	31,811	27,671	172,358
Amortization of debt issuance costs	1,111	1,025	1,336
Amortization of terminated swap	4,171	4,634	—
Proceeds received (payments made) for terminated interest rate derivatives	40,344	(26,296)	—
Loss on extinguishment of debt	—	675	1,514
Change in fair value of derivatives	—	212	8,572
Change in fair value of warrants liabilities	(20,551)	(7,853)	13,315
Change in payable to related parties pursuant to tax receivable agreement	(729)	—	—
Amortization of deferred rent	—	(1,593)	130
Proceeds received from investments	21,771	21,297	8,050
Non-cash investment income	(10,108)	(52,495)	(10,742)
Non-cash lease expense	3,856	—	—
Other	87	462	2,351
Change in assets and liabilities:
Management fees receivable	2,803	(7,202)	(595)
Incentive fees receivable	75,123	(22,177)	(48,653)
Due from related parties	(1,342)	(451)	(1,100)
Other assets	(1,061)	23,008	(16,568)
Accrued compensation and benefits	(45,290)	22,397	6,295
Lease liabilities	(5,512)	—	—
Employee related obligations	5,088	2,122	2,660
Accrued expenses and other liabilities	(1,000)	(5,470)	(2,562)
Net cash provided by operating activities	216,513	178,803	68,170
Cash flows from investing activities
Purchases of premises and equipment	(782)	(577)	(1,308)
Proceeds from assignment of aircraft share interest	—	1,337	—
Contributions/subscriptions to investments	(29,436)	(40,332)	(23,911)
Distributions from investments	20,145	11,458	19,688
Net cash used in investing activities	(10,073)	(28,114)	(5,531)
Cash flows from financing activities
Capital contributions received from noncontrolling interest	1,789	3,472	177,832
Capital distributions paid to partners and member	(118,349)	(77,936)	(153,670)
Capital distributions paid to the noncontrolling interest	(37,399)	(81,199)	(39,812)
Exercise of Mosaic call option	—	(150,122)	—
Proceeds from senior loan issuance	—	110,000	—
Principal payments on senior loan	(4,000)	(53,259)	(91,195)
Proceeds from credit facility	—	—	20,000
Principal payments on credit facility	—	—	(45,000)
Debt issuance costs	—	(3,080)	—
Capital contributions related to the Transaction and PIPE transactions net of underwriting costs	—	—	179,857
Payments to repurchase Class A common stock	(26,391)	(887)	—
Proceeds from exercise of warrants	—	24,469	6,745
Payments to repurchase warrants	(2,569)	(1,273)	—
Settlement of equity-based compensation in satisfaction of withholding tax requirements	(6,445)	(6,934)	—
Dividends paid	(18,432)	(14,525)	—
Payments to related parties, pursuant to tax receivable agreement	(3,271)	—	—
Net cash provided by (used in) financing activities	(215,067)	(251,274)	54,757
Effect of exchange rate changes on cash	(2,395)	(1,376)	884
Net increase (decrease) in cash and cash equivalents	$(11,022)	$(101,961)	$118,280
Cash and cash equivalents
Beginning of year	96,185	198,146	79,866
End of year	$85,163	$96,185	$198,146

GCM Grosvenor Inc.
Consolidated Statements of Cash Flows — (Continued)
(In thousands)

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$18,411	$13,779	$21,464
Cash paid during the year for income taxes	$8,543	$4,370	$3,160
Supplemental disclosure of cash flow information from operating activities
Non-cash right-of-use assets obtained in exchange for new operating leases	$693	$—	$—
Supplemental disclosure of non-cash information from financing activities
Deemed contributions from GCMH Equityholders	$31,811	$27,671	$172,358
Establishment of deferred tax assets, net related to tax receivable agreement and the Transaction	$28	$292	$14,140
Dividends declared but not paid	$1,366	$973	$—
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
GCMG was incorporated on July 27, 2020 under the laws of the State of Delaware for the purpose of consummating the Transaction as described in Note 3 and merging with CF Finance Acquisition Corp. (“CFAC”), which was incorporated on July 9, 2014 under the laws of the State of Delaware. GCMG owns all of the equity interests of GCM Grosvenor Holdings, LLC (“IntermediateCo”), formerly known as CF Finance Intermediate Acquisition, LLC until November 18, 2020, which is the general partner of GCMH subsequent to the Transaction. GCMG’s ownership (through IntermediateCo) of GCMH as of December 31, 2022 and December 31, 2021 was approximately 22.5% and 23.4%, respectively.
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
The Company is an “emerging growth company” (“EGC”), as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), following the consummation of the merger of CFAC and the Company. The Company has elected to use this extended transition period for complying with new or revised accounting standards pursuant to Section 102(b)(1) of the JOBS Act that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition periods provided by the JOBS Act. As result of this election, its consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. The Company’s status as an EGC will terminate on December 31, 2023.

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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and short-term, highly liquid money market funds with original maturities of three months or less. These money market funds are managed in a way to preserve a stable value of USD 1.00 per share; however, there is no guarantee that the value will not drop below USD 1.00 per share. In circumstances when Federal Deposit Insurance Corporation insured limits are exceeded, the risk of default depends on the creditworthiness of the counterparties to each of these transactions. Interest earned on cash and cash equivalents is recorded within other income (expense) in the Consolidated Statements of Income. As of December 31, 2022 and 2021, the Company held $20.7 million and $27.5 million, respectively, of foreign cash included within cash and cash equivalents in the Consolidated Statements of Financial Condition.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

Foreign Currency Gain or Loss
The financial statements of the Company’s subsidiaries located in Canada, Germany, Hong Kong, Japan, South Korea and the UK are measured using the Canadian Dollar, Euro, Hong Kong Dollar, Japanese Yen, Korean Won and British Pound, respectively, as the functional currency. The assets and liabilities of these subsidiaries are translated at the exchange rate prevailing at the reporting date and revenue and expenses are translated at the average monthly rates of exchange with the resulting translation adjustment included in the Consolidated Statements of Financial Condition as a component of accumulated other comprehensive income (loss).
The Company earns fees denominated in several different foreign currencies. Corresponding transaction gains or losses are recognized in other income (expense) in the Consolidated Statements of Income.
Management Fees and Incentive Fees Receivables
Management fees and incentive fees receivables are equal to contractual amounts reduced for allowances, if applicable. The Company considers fees receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established as of December 31, 2022 and 2021. If accounts become uncollectible, they will be expensed when that determination is made. Amounts determined to be uncollectible are charged directly to general, administrative and other in the Consolidated Statements of Income.
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
Investments
Investments primarily consist of investments in GCM Funds and other funds the Company does not control, but is deemed to exert significant influence, and are generally accounted for using the equity method of accounting. Under the equity method of accounting, the Company records its share of the underlying income or loss of such entities, which reflects the net asset value of such investments. Management believes the net asset value of the funds is representative of fair value. The resulting gains and losses are included as investment income in the Consolidated Statements of Income.

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
Leases
The Company’s leases primarily consist of operating lease agreements for office space in various countries around the world, including for its headquarters in Chicago, Illinois. On January 1, 2022, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) on a prospective basis. As a result, prior periods were not adjusted. The new standard requires lessees to use a right-of-use (“ROU”) model where lease ROU assets and lease liabilities are recorded on the Consolidated Statements of Financial Condition for all operating leases with initial terms exceeding one year. Lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s remaining minimum lease obligations. The Company made a permitted accounting policy election not to apply the ROU model to short-term leases, which are defined as leases with initial terms of one year or less.
The Company determines whether a contract contains a lease at inception. Lease ROU assets and lease liabilities are initially recognized on the lease commencement date based on the present value of the minimum lease payments over the lease term. When determining the lease term, the Company generally does not include options to renew as it is not reasonably certain at contract inception that the Company will exercise the option(s). As the implicit rate is not generally readily determinable, the Company uses its incremental borrowing rate to determine the present value of future minimum lease payments. Lease ROU assets may include initial direct costs incurred by the Company and are reduced by lease incentives. Operating lease expense is recognized on a straight-line basis over the lease term within general, administrative and other in the Consolidated Statements of Income.
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
The Company performed an annual assessment of its goodwill on October 1, 2022 and 2021 and did not identify any impairment.
Public and Private Warrants
The Company evaluated the public and private warrants under Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified as equity (deficit) in the Consolidated Statements of Financial Condition. Specifically, the exercise of the public and private warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of the Company’s Class A shareholders. Because such a tender offer may not result in a change in control and trigger cash settlement and the Company does not control the occurrence of such event, the Company concluded that the public warrants and private warrants do not meet the conditions to be classified as equity (deficit) in the Consolidated Statements of Financial Condition. Since the public and private warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities in the Consolidated Statements of Financial Condition at fair value upon the closing of the Transaction in accordance with ASC 820, Fair Value Measurement, with subsequent changes in their respective fair values recorded in the change in fair value of warrant liabilities within the Consolidated Statements of Income at each reporting date.
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

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

Incentive Fees
Incentive fees consists of performance based incentive fees in the form of performance fees and carried interest.
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
Investment returns are highly susceptible to market factors, judgments and actions of third parties that are outside of the Company’s control. Accordingly, performance fees are considered variable consideration and are therefore constrained and not recognized as revenue until it is probable that a significant reversal will not occur. In the event a client redeems from one of the GCM Funds prior to the end of a measurement period, any accrued performance fee is ordinarily due and payable by such redeeming client as of the date of the redemption.
Carried Interest
Carried interest is a performance-based capital allocation from a fund’s limited partners earned by the Company in certain GCM Funds invested in longer-term public market investments and private market investments. Carried interest is typically calculated as a percentage of the profits calculated in accordance with the terms of fund agreements at rates that range between 2.5%-20% after returning invested capital, certain fees and a preferred return to the fund’s limited partners. Carried interest is ultimately realized when underlying investments distribute proceeds or are sold and therefore carried interest is highly susceptible to market factors, judgments and actions of third parties that are outside of the Company’s control. Accordingly, carried interest is considered variable consideration and is therefore constrained and not recognized as revenue until it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
Agreements generally include a clawback provision that, if triggered, would require the Company to return up to the cumulative amount of carried interest distributed, typically net of tax, upon liquidation of those funds, if the aggregate amount paid as carried interest exceeds the amount actually due based upon the aggregate performance of each fund. The Company has defined the portion to be deferred as the amount of carried interest, typically net of tax, that the Company would be required to return if all remaining investments had no value as of the end of each reporting period. As of December 31, 2022 and December 31, 2021, deferred revenue relating to constrained realized carried interest of $6.5 million and $6.6 million respectively, was recorded within accrued expenses and other liabilities in the Consolidated Statements of Financial Condition.
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
Management and incentive fee revenue in the Consolidated Statements of Income is recorded on a gross basis. Expenses pursuant to the revenue sharing arrangements in connection with these distribution agreements of $5.7 million, $6.9 million and

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

$7.8 million for the years ended December 31, 2022, 2021 and 2020, respectively, were recorded within general, administrative and other in the Consolidated Statements of Income.
Employee Compensation and Benefits
Cash-based Employee Compensation and Benefits
The Company compensates its employees through the cash payment of both a fixed component (“base salary”) and a variable component (“bonus”). Base salary is recorded on an accrual basis over each employee’s period of service. Bonus compensation is determined by the Company’s management and is generally discretionary taking into consideration, among other things, the financial results of the Company, as well as the employee’s performance.
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
For certain GCM Funds, realized carried interest is subject to clawback. Although the Company defers the portion of realized carried interest not meeting the criteria for revenue recognition, accruing an expense for amounts due to employees and former employees is based upon when it becomes probable and reasonably estimable that carried interest has been earned and therefore a liability has been incurred. As a result, the recording of an accrual for amounts due to employees and former employees generally precedes the recognition of the related carried interest revenue. The Company withholds a portion of the amounts due to employees and former employees as a reserve against contingent repayments to the GCM Funds. As of December 31, 2022 and 2021, an accrual of $13.3 million and $13.5 million, respectively, relating to amounts withheld was recorded within employee related obligations in the Consolidated Statements of Financial Condition.
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
Partnership Interest-Based Compensation
Various individuals, including current and former employees of the Company (“Recipients”), have been awarded partnership interests in Holdings, Holdings II and Management LLC. These partnership interests either (a) grant the Recipients the right to certain cash distributions of profits from Holdings, Holdings II and Management LLC to the extent such distributions are authorized or (b) transfer equity ownership between certain existing employee members of the GCMH Equityholders.
A partnership interest award is accounted for based on its substance. A partnership interest award that is in substance a profit-sharing arrangement or performance bonus would generally not be within the scope of the stock-based compensation guidance and would be accounted for under the guidance for deferred compensation plans, similar to a cash bonus. However, if the arrangement has characteristics more akin to the risks and rewards of equity ownership, the arrangement would be accounted for under stock-based compensation guidance. Since payments or settlements of partnership interest awards are made

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

by GCMH Equityholders, the Company records a non-cash profits interest compensation charge and an offsetting deemed contribution to equity (deficit).
The Company analyzes awards granted to Recipients at the time they are granted or modified. Awards that are in substance a profit-sharing arrangement in which rights to distributions of profits are based fully on the discretion of the managing member of Holdings, Holdings II and Management LLC, are recorded within employee compensation and benefits in the Consolidated Statements of Income when Holdings, Holdings II or Management LLC makes distributions to the Recipients. Awards that are in substance stock-based compensation are recorded within employee compensation and benefits on a straight-line basis over the service period based on the grant date fair value of the equity awards. Profit-sharing arrangements that contain a stated target payment are recognized as partnership interest-based compensation expense equal to the present value of expected future payments on a straight-line basis over the service period. Any such expense previously recorded is reversed if the target amount is canceled or forfeited or if the required service period is not provided.
Equity-Based Compensation
The Company accounts for grants of equity-based awards, including restricted stock units (“RSUs”), at fair value as of the grant date. Each RSU represents the right to receive payment in the form of one share of Class A common stock or an amount equal to the market value of one share of Class A common stock. Holders of unvested RSUs do not have the right to vote with the underlying shares of Class A common stock, but are generally entitled to accrue dividend equivalents, which are generally paid in cash when such RSUs are delivered. The Company recognizes compensation expense attributable to these grants on a straight-line basis over the requisite service period, which is generally the vesting period. Expenses related to grants of equity-based awards are recorded within employee compensation and benefits in the Consolidated Statements of Income and within additional paid-in capital and noncontrolling interests in GCMH in the Consolidated Statements of Financial Condition. The grant-date fair value of RSUs is determined by the closing stock price on the grant date. Awards the Company intends to settle in cash as of the balance sheet date are classified as liabilities within employee related obligations in the Consolidated Statements of Financial Condition and are subsequently remeasured to the closing stock price as of each reporting date through either the payment date or the date that the Company no longer intends to settle in cash, with the changes in fair value recorded within employee compensation and benefits in the Consolidated Statements of Income. Forfeitures of equity-based awards are recognized as they occur. See Note 14 for additional information regarding the Company’s equity-based compensation.
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
The Company generally uses the change in variable cash flows method to assess hedge effectiveness on a quarterly basis. The Company assesses effectiveness on a quarterly basis by evaluating whether the critical terms of the hedging instrument and the forecasted transaction have changed during the period and by evaluating the continued ability of the counterparty to honor its obligations under the contractual terms of the derivative. When the critical terms of the hedging instrument and the forecasted transaction do not match at inception, the Company may use regression or other statistical analyses to assess effectiveness.
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
The Company recognizes interest and penalties related to the underpayment of income taxes, including those resulting from the late filing of tax returns as general, administrative and other expenses in the Consolidated Statements of Income. The Company has not incurred a significant amount of interest or penalties in any of the periods presented.
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
Inflation Reduction Act
On August 16, 2022, the Inflation Reduction Act (the “IRA”) was signed into law. The IRA contains a number of tax related provisions including a 15% minimum corporate income tax on certain large corporations as well as a 1% excise tax on stock repurchases. The Company is in the process of evaluating the potential future impacts of the IRA and while it does not expect a material impact from this legislation on its Consolidated Financial Statements, it will continue to review and monitor any additional guidance provided by the Internal Revenue Service.
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
Earnings (Loss) Per Share
The Company determines earnings (loss) per share in accordance with ASC 260, Earnings Per Share. The two-class method of computing earnings (loss) per share is required for entities that have participating securities. The Company’s Class C Common Stock has no economic interest in the earnings of the Company and the Company’s outstanding RSUs do not receive nonforfeitable dividends. As a result, the two-class method is not applicable.
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

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

Transaction Expenses
Legal fees and other costs that were determined to be direct and incremental to the Transaction as described in Note 3, were recorded to stockholders' equity/partners’ and member’s capital (deficit) as a reduction to additional paid-in capital in the Consolidated Statements of Financial Condition. Other fees associated with the Transaction as described in Note 3, that were not direct and incremental were recorded to general, administrative and other in the Consolidated Statements of Income.
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
Recently Issued Accounting Standards
Recently Issued Accounting Standards - Adopted in Current Reporting Period
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842), which requires that operating leases be recorded as assets and liabilities in the statement of financial position, among other changes. The amendments in this ASU are effective for public business entities for annual reporting periods beginning after December 15, 2018. On June 3, 2020, the FASB extended the adoption date for all other entities to annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022, with early adoption permitted. The Company adopted this standard on January 1, 2022 on a prospective basis. Adoption increased both the Company’s assets and liabilities for the recorded lease ROU and lease liability, with no material impact to the Company’s Consolidated Statements of Income as expense for operating leases continues to be recognized on a straight-line basis. The Company elected to apply practical expedients provided in the guidance to not reassess: (1) whether expired or existing contracts are or contain leases, (2) existing lease classification and (3) initial direct costs. On adoption, the Company recognized approximately $16 million of lease ROU assets and approximately $21 million of lease liabilities related to its operating leases in its Consolidated Financial Statements, including approximately $5 million that was reclassified from accrued rent (included in accrued expenses and other liabilities in the Consolidated Statements of Financial Condition as of December 31, 2021) to lease liabilities.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which modifies ASC 740 to simplify the accounting for income taxes. The guidance, among other changes, (i) provides a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax and (ii) provides guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted. The Company deferred adoption until the guidance is effective for non-public entities, as the Company currently qualifies as an EGC and has elected to take advantage of the extended transition period afforded to EGCs as it applies to the adoption of new accounting standards. The method of adoption varies for the updates included in the ASU. The

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

Company’s adoption of the standard on December 31, 2022 did not have a material impact on the Consolidated Financial Statements.
Recently Issued Accounting Standards – To be Adopted in Future Periods
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. This guidance is for public business entities that are an SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, with fiscal years beginning after December 15, 2019. On March 9, 2020, the FASB extended the adoption date for all other entities to annual periods beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company adopted this standard on January 1, 2023 on a prospective basis. Adoption did not have a material impact on the Consolidated Financial Statements.
3. Business Combination
On November 17, 2020, the Company consummated a business combination pursuant to the definitive Transaction Agreement dated as of August 2, 2020, by and among CFAC, IntermediateCo, CF Finance Holdings, LLC (the “CF Sponsor”), Holdings, Management LLC, Holdings II, GCMH GP, L.L.C. (“GCMHGP LLC”), GCM V, LLC (“GCM V”) and the Company (the “Transaction”). The Transaction was treated as a transaction between entities under common control.
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
Amendment and Exercise of Mosaic Call Right
The terms of the Mosaic Call Right were amended and the purchase price was reduced to 1.225x the investment for the period through July 15, 2021 in exchange for the Company bearing certain interim funding costs of Mosaic Feeder. On July 2, 2021, GCMH exercised the amended Mosaic Call Right to purchase the interest in Mosaic for a net purchase price of $165.0 million inclusive of distributions through the closing date but net of $19.5 million of consolidated Mosaic cash to fund investments and option premiums. GCMH’s purchase resulted in the interest previously held by Mosaic Counterparty no longer being accounted for as a redeemable noncontrolling interest of the Company following July 2, 2021. As the Company continues to consolidate Mosaic, the transaction was accounted for as an equity transaction without a change in control at the July 2, 2021 net carrying value, including associated tax impacts. As a result, $14.0 million was recorded as a reduction to additional paid-in capital and $47.5 million was recorded as a reduction to noncontrolling interests in GCMH on the Company’s Consolidated Statements of Equity (Deficit) for the year ended December 31, 2021.
5. Revenues
For the years ended December 31, 2022, 2021 and 2020, management fees and incentive fees consisted of the following:

	Year Ended December 31,
Management fees	2022	2021	2020
Management fees, net	$356,401	$340,844	$302,339
Fund expense reimbursement revenue	10,841	10,372	8,406
Total management fees	$367,242	$351,216	$310,745

	Year Ended December 31,
Incentive fees	2022	2021	2020
Performance fees	$2,623	$51,947	$52,726
Carried interest	72,544	121,906	58,924
Total incentive fees	$75,167	$173,853	$111,650

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share amounts and where otherwise noted)

The Company recognized revenues during the years ended December 31, 2022, 2021 and 2020 of $0.4 million, $2.3 million and $3.6 million, respectively, that were previously received and deferred at the beginning of the respective periods.
6. Investments
Investments consist of the following:

	As of December 31,
	2022	2021
Equity method investments	$213,776	$214,153
Other investments	10,194	12,192
Total investments	$223,970	$226,345
As of December 31, 2022 and 2021, the Company held investments of $224.0 million and $226.3 million, respectively, of which $64.9 million and $88.0 million were owned by noncontrolling interest holders, respectively. Future net income (loss) and cash flow from investments held by noncontrolling interest holders will not be attributable to the Company.
Equity Method Investments
The summarized financial information of the Company’s equity method investments is as follows:

	As of December 31,
	2022	2021
Total Assets	$40,326,304	$39,496,147
Total Liabilities	$1,655,742	$1,340,239
Total Equity	$38,670,562	$38,155,908

	Year Ended December 31,
	2022	2021	2020
Investment income	$109,180	$195,613	$71,613
Expenses	304,908	293,729	249,401
Net investment loss	(195,728)	(98,116)	(177,788)
Net realized and unrealized gain	1,108,471	8,441,314	2,423,252
Net income	$912,743	$8,343,198	$2,245,464
The Company evaluates each of its equity method investments to determine if any were significant as defined by the SEC. As of December 31, 2022 and 2021 and for the years then ended, no individual equity method investment held by the Company met the significance criteria. As such, the Company is not required to present separate financial statements for any of its equity method investments.
Other Investments
See Note 7 for fair value disclosures of certain investments held within other investments.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share amounts and where otherwise noted)
7. Fair Value Measurements
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis and level of inputs used for such measurements as of December 31, 2022 and 2021:

	Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$36,240	$—	$—	$36,240
Other investments	—	—	10,007	10,007
Total assets	$36,240	$—	$10,007	$46,247

Liabilities
Public warrants	$7,386	$—	$—	$7,386
Private warrants	—	—	475	475
Interest rate derivatives	—	6,473	—	6,473
Total liabilities	$7,386	$6,473	$475	$14,334

	Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$27,209	$—	$—	$27,209
Interest rate derivatives	—	2,695	—	2,695
Other investments	—	—	11,010	11,010
Total assets	$27,209	$2,695	$11,010	$40,914

Liabilities
Public warrants	$29,397	$—	$—	$29,397
Private warrants	—	—	1,584	1,584
Total liabilities	$29,397	$—	$1,584	$30,981
Money Market Funds
Money market funds are valued using quoted market prices and are included in cash and cash equivalents in the Consolidated Statements of Financial Condition.
Interest Rate Derivatives
Management determines the fair value of its interest rate derivative agreements based on the present value of expected future cash flows based on observable future LIBOR rates applicable to each swap contract using linear interpolation, inclusive of the risk of non-performance, using a discount rate appropriate for the duration. See Note 16 for additional information regarding interest rate derivatives.
Other Investments
Investments in the subordinated notes of a structured alternatives investment solution are not publicly traded and are classified as Level 3. Management determines the fair value of these other investments using a discounted cash flow analysis (“Cash Flow Analysis”). The position was classified as Level 3 as of December 31, 2022 and December 31, 2021 because of the use of significant unobservable inputs in the Cash Flow Analysis as follows:

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share amounts and where otherwise noted)

	December 31, 2022		December 31, 2021			Impact to Valuation from an Increase in Input(2)
Significant Unobservable Inputs(1)	Range	Weighted Average	Range	Weighted Average
Discount rate(3)	25.5% - 26.5%	26.0%	25.0%	N/A		Decrease
Expected term (years)	10 – 15	N/A	10 – 15	N/A		Decrease
Expected return – liquid assets(4)	2.0% - 6.0%	5.0%	3.0% - 7.0%	4.9%	[4]	Increase
Expected total value to paid in capital – private assets(5)	1.32x – 2.40x	1.85x	1.20x – 2.65x	1.90x	[5]	Increase
____________
(1)In determining these inputs, management considers the following factors including, but not limited to, liquidity, estimated yield, capital deployment, diversified multi-strategy appreciation, expected net multiple of investment capital across Private Assets investments, annual operating expenses, as well as investment guidelines such as concentration limits, position size, and investment periods.
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
The resulting fair values of $10.0 million and $11.0 million were recorded within investments in the Consolidated Statements of Financial Condition as of December 31, 2022 and December 31, 2021, respectively.
The following table presents changes in Level 3 assets measured at fair value for the years ended December 31, 2022 and December 31, 2021.

	Year Ended December 31,
	2022	2021
Balance at beginning of period	$11,010	$—
Purchases	—	11,010
Change in fair value	(1,003)	—
Balance at end of period	$10,007	$11,010
Public Warrants
The public warrants are valued using quoted market prices on the Nasdaq Stock Market LLC under the ticker GCMGW.
Private Warrants
The private warrants were classified as Level 3 as of December 31, 2022 and 2021 because of the use of significant unobservable inputs in the valuation, however the overall private warrant valuation and change in fair value are not material to the Consolidated Financial Statements.
The valuations for the private warrants were determined to be $0.53 and $1.76 per unit as of December 31, 2022 and 2021, respectively. The resulting fair values of $0.5 million and $1.6 million were recorded within warrant liabilities in the Consolidated Statements of Financial Condition as of December 31, 2022 and 2021, respectively. During the year ended December 31, 2021, 1,800,000 private warrants were transferred between external third-parties and converted to public warrants upon transfer. See Note 10 for additional information regarding the warrant activity.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share amounts and where otherwise noted)

The following table presents changes in Level 3 liabilities measured at fair value for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Balance at beginning of period	$(1,584)	$(6,372)
Transfer out of Level 3	—	2,952
Change in fair value	1,109	1,836
Balance at end of period	$(475)	$(1,584)
8. Intangible Assets
Intangible assets, net consist of the following:

	As of December 31, 2022
	Gross carrying amount	Accumulated amortization	Net carrying amount
Subject to amortization:
Investment management contracts	$36,190	$(36,190)	$—
Customer relationships	23,518	(19,578)	3,940
Technology	2,030	(2,030)	—
Other	620	(620)	—
	$62,358	$(58,418)	$3,940

	As of December 31, 2021
	Gross carrying amount	Accumulated amortization	Net carrying amount
Subject to amortization:
Investment management contracts	$36,190	$(35,981)	$209
Customer relationships	23,518	(17,471)	6,047
Technology	2,030	(2,030)	—
Other	620	(620)	—
	$62,358	$(56,102)	$6,256
Amortization expense of $2.3 million, $2.3 million and $7.5 million was recognized for the years ended December 31, 2022, 2021 and 2020, respectively.
The following approximates the future estimated amortization expense relating to intangible assets:

Year Ended December 31,
2023	$1,314
2024	1,313
2025	1,313
2026	—
2027	—
Thereafter	—

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
Preferred Stock
The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.0001 per share. Voting and other rights and preferences may be determined from time to time by the Company’s Board of Directors. As of December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.
Class A Common Stock
Holders of Class A common stock are entitled to one vote for each share on all matters submitted to the stockholders for their vote or approval. Additionally, holders of shares of Class A common stock are entitled to receive dividends as and if declared by the Board of Directors out of legally available funds.
Class B Common Stock
Holders of Class B common stock are not entitled to any votes on any matter that is submitted to a vote by the Company’s stockholders, except as required by Delaware law. Delaware law would permit holders of Class B common stock to vote, with one vote per share, on a matter if it were to (i) change the par value of the Class B common stock or (ii) amend the Charter to alter the powers, preferences, or special rights of the Class B common stock as a whole in a way that would adversely affect the holders of Class B common stock. Holders of shares of Class B common stock are entitled to receive dividends as and if declared by the Board of Directors out of legally available funds. As of December 31, 2022 and 2021, no shares of Class B common stock have been issued.
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
Shares of Common Stock Outstanding
The following table shows a rollforward of the common stock outstanding for the years ended December 31, 2022 and 2021:

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share amounts and where otherwise noted)

	Class A common stock	Class B common stock	Class C common stock
December 31, 2020	40,835,093	—	144,235,246
Exercise of warrants	1,794,003	—	—
Net shares delivered for vested RSUs	1,413,724	—	—
Repurchase of Class A shares	(78,730)	—	—
December 31, 2021	43,964,090	—	144,235,246
Exercise of warrants	30	—	—
Net shares delivered for vested RSUs	1,120,432	—	—
Repurchase of Class A shares	(3,278,337)	—	—
December 31, 2022	41,806,215	—	144,235,246
As of December 31, 2022, 154,603 RSUs were vested, but not yet delivered, and are therefore not yet included in outstanding Class A common stock.
Dividends
Dividends are reflected in the Consolidated Statements of Equity (Deficit) when declared by the Board of Directors. The table below summarizes dividends declared during 2022 and 2021:

Declaration Date	Record Date	Payment Date	Dividend per Common Share
January 4, 2021	March 1, 2021	March 15, 2021	$0.06
February 25, 2021	June 1, 2021	June 15, 2021	$0.08
August 6, 2021	September 1, 2021	September 15, 2021	$0.09
November 8, 2021	December 1, 2021	December 15, 2021	$0.10
Total dividends paid per share, year ended December 31, 2021			$0.33
February 10, 2022	March 1, 2022	March 15, 2022	$0.10
May 5, 2022	June 1, 2022	June 15, 2022	$0.10
August 8, 2022	September 1, 2022	September 15, 2022	$0.10
November 7, 2022	December 1, 2022	December 15, 2022	$0.11
Total dividends paid per share, year ended December 31, 2022			$0.41
Dividend equivalent payments of $1.4 million and $1.0 million were accrued for holders of RSUs for the years ended December 31, 2022 and 2021, respectively. Distributions to partners represent distributions made to GCMH Equityholders.
Stock Repurchase Plan
On August 6, 2021, GCMG’s Board of Directors authorized a stock repurchase plan of up to an aggregate of $25.0 million, excluding fees and expenses, which may be used to repurchase shares of the Company’s outstanding Class A common stock and warrants to purchase shares of Class A common stock. Class A common stock and warrants may be repurchased from time to time in open market transactions, in privately negotiated transactions, including with employees or otherwise, pursuant to the requirements of Rule 10b5-1 and Rule 10b-18 of the Exchange Act, as well as to retire (by cash settlement or the payment of tax withholding amounts upon net settlement) equity-based awards granted under our 2020 Incentive Award Plan (and any successor plan thereto), with the terms and conditions of these repurchases depending on legal requirements, price, market and economic conditions and other factors. The Company is not obligated under the terms of the plan to repurchase any of its Class A common stock or warrants, the program has no expiration date, and the Company may suspend or terminate the program at any time without prior notice. Any shares of Class A common stock and any warrants repurchased as part of this program will be canceled. On February 10, May 5, and November 7, 2022, GCMG’s Board of Directors made increases to its stock repurchase authorization for shares and warrants. The increases of $20.0 million on

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share amounts and where otherwise noted)

February 10, 2022 and May 5, 2022 and of $25.0 million on November 7, 2022 increased the total authorization to $45.0 million, $65.0 million and $90.0 million as of February 10, May 5, and November 7, 2022, respectively.
During the years ended December 31, 2022 and 2021, the Company is deemed to have repurchased 740,699 and 615,285 shares withheld in connection with the payment of tax liabilities on behalf of employees upon the settlement of vested RSUs for $6.4 million and $6.9 million, respectively, or an average of $8.70 and $11.27 per share, respectively. During the years ended December 31, 2022 and 2021, the Company repurchased 2,812,764 and 681,800 public warrants, to purchase shares of Class A common stock for $2.6 million and $1.3 million, respectively, or an average of $0.91 and $1.87 per warrant, respectively. During the years ended December 31, 2022 and 2021, the Company repurchased on the open market 3,278,337 and 78,730 shares of Class A common stock, respectively, for $26.4 million and $0.9 million, respectively, or an average of $8.05 and $11.26 per share, respectively. As of December 31, 2022, the Company had $45.5 million remaining under the stock repurchase plan.
10. Warrants
Public Warrants
Each public warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. A warrant holder may exercise its warrants only for a whole number of shares of Class A common stock. This means that only a whole warrant may be exercised at any given time by a warrant holder. The warrants expire 5 years after the consummation of the Transaction, or earlier upon redemption or liquidation.
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
Warrant holders do not have the rights or privileges of holders of Class A common stock and any voting rights until they exercise their warrants and receive shares of Class A common stock. After the issuance of shares of Class A common stock, upon exercise of the warrants, each holder will be entitled to one vote for each share held of record on all matters to be voted on by stockholders.
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
The following table shows a rollforward of the public and private warrants outstanding for the years ended December 31, 2022 and 2021:

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

	Public Warrants	Private Warrants	Total
December 31, 2020	20,273,567	2,700,000	22,973,567
Exercises of warrants	(1,794,003)	—	(1,794,003)
Transfer in (out)	1,800,000	(1,800,000)	—
Repurchases	(681,800)	—	(681,800)
December 31, 2021	19,597,764	900,000	20,497,764
Exercises of warrants	(30)	—	(30)
Repurchases	(2,812,764)	—	(2,812,764)
December 31, 2022	16,784,970	900,000	17,684,970
During the years ended December 31, 2022 and 2021, 30 and 1,794,003 public warrants were exercised, respectively, resulting in less than $0.1 million and $20.6 million of proceeds, respectively.
Pursuant to the stock repurchase plan described in Note 9, during the years ended December 31, 2022 and 2021, the Company repurchased 2,812,764 and 681,800 public warrants, respectively, for $2.6 million (or an average of $0.91 per warrant) and $1.3 million (or an average of $1.87 per warrant), respectively.
11. Variable Interest Entities
The Company consolidates certain VIEs in which it is determined that the Company is the primary beneficiary.
The Company holds variable interests in certain entities that are VIEs which are not consolidated, as it is determined that the Company is not the primary beneficiary. The Company’s involvement with such entities is generally in the form of direct equity interests in, and fee arrangements with, the entities in which it also serves as the general partner or managing member. The Company evaluated its variable interests in the VIEs and determined it is not considered the primary beneficiary of the entities primarily because it does not have interests in the entities that could potentially be significant. No reconsideration events that caused a change in the Company’s consolidation conclusions occurred during either the year ended December 31, 2022 or 2021. As of December 31, 2022 and 2021, the total unfunded commitments from the special limited partner and general partners to the unconsolidated VIEs were $41.1 million and $34.7 million, respectively. These commitments are the primary source of financing for the unconsolidated VIEs.
The following table sets forth certain information regarding the VIEs in which the Company holds a variable interest but does not consolidate. The assets recognized on the Company’s Consolidated Statements of Financial Condition relate to the Company’s interests in and management fees, incentive fees and third party costs receivables from these non-consolidated VIEs. The Company’s maximum exposure to loss relating to non-consolidated VIEs as of December 31, 2022 and 2021 were as follows:

	As of December 31,
	2022	2021
Investments	$98,712	$104,609
Receivables	11,695	13,554
Maximum exposure to loss	$110,407	$118,163
The above table includes investments in VIEs which are owned by noncontrolling interest holders of approximately $36.7 million and $50.4 million as of December 31, 2022 and 2021, respectively.
12. Premises and Equipment
A summary of premises and equipment as of December 31, 2022 and 2021 is as follows:

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

	As of December 31,		Estimated Useful Lives
	2022	2021
Furniture, fixtures and leasehold improvements	$36,481	$36,521	3 – 7 years
Office equipment	1,064	1,017	5 years
Computer equipment and software	18,806	18,345	3 – 5 years
Aircraft	1,550	1,550	5 years
Assets in progress	107	—
Premises and equipment, at cost	58,008	57,433
Accumulated depreciation and amortization	(53,388)	(52,022)
Premises and equipment, net	$4,620	$5,411
In August 2019, the Company acquired a 12.5% interest in an aircraft which is being amortized over five years. In March 2021, the Company assigned 50% of its interest to Holdings for cash consideration of $1.3 million.
Total depreciation and amortization expense related to premises and equipment of $1.5 million, $1.7 million and $2.3 million was recognized for the years ended December 31, 2022, 2021 and 2020, respectively.
13. Employee Compensation and Benefits
For the years ended December 31, 2022, 2021 and 2020, employee compensation and benefits consisted of the following:

	Year Ended December 31,
	2022	2021	2020
Cash-based employee compensation and benefits	$160,522	$162,901	$165,830
Equity-based compensation	30,721	44,190	—
Partnership interest-based compensation	31,811	27,671	172,358
Carried interest compensation	41,920	67,773	34,259
Cash-based incentive fee related compensation	11,001	28,002	11,454
Other non-cash compensation	1,336	3,300	4,564
Total employee compensation and benefits	$277,311	$333,837	$388,465
Partnership Interest in Holdings, Holdings II and Management LLC
Payments and settlements for partnership interest awards to the employees are made by GCMH Equityholders. As a result, the Company records a non-cash profits interest compensation charge and an offsetting deemed contribution to equity (deficit) to reflect the payments or settlements made or owed by the GCMH Equityholders. Since payments or settlements are made by Holdings, Holdings II and Management LLC, the expense that is pushed down to GCMH and the offsetting deemed contribution are each attributed solely to noncontrolling interests in GCMH. Any liability related to the awards is recognized at Holdings, Holdings II or Management LLC as Holdings, Holdings II or Management LLC is the party responsible for satisfying the obligation, and is not shown in the Company’s Consolidated Financial Statements. The Company has recorded deemed contributions to equity (deficit) from Holdings, Holdings II and Management LLC of approximately $31.8 million, $27.7 million and $172.4 million for the years ended December 31, 2022, 2021 and 2020, respectively, for partnership interest-based compensation expense which was or will ultimately be paid or settled by Holdings, Holdings II or Management LLC.
The Company has modified awards to certain individuals upon their voluntary retirement or intention to retire as employees. These awards generally include a stated target amount, that upon payment terminates the recipient’s rights to future distributions and allows for a lump sum buy-out of the awards, at the discretion of the managing member of Holdings, Holdings II, and Management LLC. The awards are accounted for as partnership interest-based compensation at the fair value of these expected future payments, in the period the employees accepted the offer. Partnership interest-based compensation expense

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)
related to award modifications of $6.3 million, $6.3 million and $46.9 million was recognized for the years ended December 31, 2022, 2021 and 2020, respectively.
The liability associated with awards that contain a stated target has been retained by Holdings as of December 31, 2022 and 2021 and is re-measured at each reporting date, with any corresponding changes in liability being reflected as employee compensation and benefits expense of the Company. Certain recipients had unvested stated target payments of $0.0 million, $6.3 million, and $0.0 million as of December 31, 2022, 2021 and 2020, respectively, which has not been reflected as employee compensation and benefits expense by the Company. The Company recognized partnership interest-based compensation expense of $23.1 million, $21.4 million and $125.5 million for the years ended December 31, 2022, 2021 and 2020, respectively, related to profits interest awards that are in substance profit-sharing arrangements.
In the year ended December 31, 2022, GCMH Equityholders entered into an agreement that will transfer equity ownership between certain existing employee members of the GCMH Equityholders (“GCMH Equityholders Awards”). The GCMH Equityholders Awards will entitle recipients to receive Class A common stock upon vesting. The non-cash awards serve to transfer equity ownership from existing GCMH Equityholders to other existing member employees upon vesting. The GCMH Equityholders Awards do not dilute Class A common stockholders and do not impact net cash flows of the Company. The GCMH Equityholders Awards are accounted for under ASC 718, Compensation—Stock Compensation. The awards generally will vest in May 2025 and do not entitle the recipients to dividends or distributions made on Class A common stock during the vesting period. As such, the fair value of the GCMH Equityholders Awards is based on the closing price of Class A common stock on the accounting grant date less the present value of dividends expected to be paid during the vesting period. GCMH Equityholders can settle the awards upon vesting by exchanging outstanding GCMH common units or by otherwise acquiring and delivering Class A common stock, and therefore the vesting of such awards will not dilute Class A common stockholders. The GCMH Equityholders Awards therefore have no economic impact on Class A common stockholders. As such, the expense that is pushed down to GCMH and the offsetting deemed contribution are each attributed solely to noncontrolling interests in GCMH, consistent with the accounting for payments to employees described above. The GCMH Equityholders Awards of 7,169,415 units had an aggregate grant date fair value of $53.4 million, or an average grant date fair value of $7.45 per unit. The Company recognized partnership interest-based compensation expense related to the GCMH Equityholders Awards of $2.4 million for the year ended December 31, 2022. As of December 31, 2022, total unrecognized compensation expense related to unvested GCMH Equityholders Awards was $51.0 million and is expected to be recognized over the remaining weighted average period of 2.3 years.
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
Restricted Stock Units
In March 2021, the Company granted 4.8 million RSUs to certain employees and directors in connection with the Transaction. Of the RSUs granted, the Company intends to settle less than 0.1 million RSUs in cash. The RSUs had an aggregate grant date fair value of $62.1 million. In addition to the March 2021 grant, an additional 0.4 million RSUs with an aggregate grant date fair value of $4.1 million were granted to certain employees during the year ended December 31, 2021. The weighted-average grant date fair value of RSUs granted during the year ended December 31, 2021 was $12.86.
In the year ended December 31, 2022, the Company granted 1.3 million equity-classified RSUs and 3.2 million liability-classified RSUs with aggregate grant date fair values of $12.3 million and $27.2 million, respectively, to certain employees.

GCM Grosvenor Inc.

Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

The liability-classified RSUs are either classified as liabilities because they are required to be settled in cash or because the Company has the right to and intends to (as of December 31, 2022) settle the RSUs partially or wholly in cash.
Upon delivery, the Company may withhold the number of shares to satisfy the statutory withholding tax obligation and deliver the net number of resulting shares vested. The equity-classified grants generally vest either (a) one-third at the grant date with the remainder over two years in equal annual installments or (b) over a one to three year period. The majority of liability-classified awards were granted on December 15, 2022 and vest on March 31, 2023, while certain other liability-classified awards have vesting terms similar to the equity-classified RSUs. See Note 13 for additional information regarding GCMH Equityholders Awards.
A summary of non-vested equity-classified RSU activity for the year ended December 31, 2022 is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of December 31, 2021	2,996,077	$12.84
Granted	1,284,314	9.59
Vested	(1,950,257)	12.01
Forfeited	(89,337)	12.60
Balance as of December 31, 2022	2,240,797	$11.71
A summary of non-vested liability-classified RSU activity for the year ended December 31, 2022 is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of December 31, 2021	8,334	$13.04
Granted	3,222,961	8.44
Vested	(76,134)	10.24
Balance as of December 31, 2022	3,155,161	$8.41
The total grant-date fair value of RSUs that vested during the years ended December 31, 2022 and 2021 was $24.2 million and $27.4 million, respectively. For the years ended December 31, 2022 and 2021, $30.7 million and $44.2 million, respectively, of compensation expense related to RSUs was recorded within employee compensation and benefits in the Consolidated Statements of Income. As of December 31, 2022, total unrecognized compensation expense related to non-vested RSUs was $28.6 million and is expected to be recognized over the remaining weighted average period of 0.5 years.
The total tax benefit recognized related to the delivered RSUs for the years ended December 31, 2022 and 2021 was $0.9 million and $1.3 million, respectively.
15. Debt
The table below summarizes the outstanding debt balance as of December 31, 2022 and 2021:

	As of December 31,
	2022	2021
Senior loan	$393,000	$397,000
Less: debt issuance costs	(5,373)	(6,484)
Total debt	$387,627	$390,516

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

Maturities of debt for the next five years and thereafter are as follows:

Year Ended December 31,
2023	$4,000
2024	4,000
2025	4,000
2026	4,000
2027	4,000
Thereafter	373,000
Total	$393,000
Senior Loan
On January 2, 2014, the Company entered into a senior secured term loan facility (“Senior Loan”) which was subsequently amended through several debt modifications.
For the year ended December 31, 2020, the Company offered lenders the sale proceeds from the Mosaic Transaction to make a prepayment on the principal of the outstanding Senior Loan in the amount of $91.2 million, which reduced the principal to $340.3 million as of December 31, 2020. As a result of the prepayment, the Company recorded an expense of $1.5 million related to the acceleration of deferred debt issuance costs, which was included within other income (expense) in the Consolidated Statements of Income for the year ended December 31, 2020.
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
Concurrently with the effectiveness of the Amended Credit Agreement, the Company made a voluntary prepayment on the Senior Loan in an aggregate principal amount of $50.3 million. As a result of the prepayment in February 2021, the Company recorded an expense of $0.7 million related to the acceleration of deferred debt issuance costs, which was recorded within other income (expense) in the Consolidated Statements of Income for the year ended December 31, 2021. The Company capitalized $0.9 million of debt issuances costs related to payments to lenders in connection with the amendment and extension of its Senior Loan, which was recorded within debt in the Consolidated Statements of Financial Condition, and expensed $2.6 million of third-party costs related to the amendment which was recorded within general, administrative and other in the Consolidated Statements of Income for the year ended December 31, 2021.
On June 23, 2021, the Company further amended its Senior Loan to increase the aggregate principal amount from $290.0 million to $400.0 million (as increased, the “Incremental 2028 Term Loans”). The Company capitalized $2.2 million of debt issuance costs related to payments to lenders in connection with the Incremental 2028 Term Loans, which was recorded within debt in the Consolidated Statements of Financial Condition.
Since June 30, 2021, quarterly principal payments of $1.0 million are required to be made toward the Incremental 2028 Term Loans beginning June 30, 2021 (less any reduction for prior or future voluntary or mandatory prepayments of principal).
In addition to the scheduled principal repayments, the Company is required to offer to make prepayments of Consolidated Excess Cash Flow (“Cash Flow Payments”) no later than five days following the date the quarterly financial statements are due if the leverage ratio exceeds 2.50x. The Cash Flow Payments were calculated as defined in the Senior Loan agreement based on a percentage of calculated excess cash. During the years ended December 31, 2022, 2021 and 2020, the Company did not make any Cash Flow Payments.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

As of December 31, 2022 and 2021, $393.0 million and $397.0 million of Incremental 2028 Term Loans were outstanding, respectively. The weighted average interest rates for the years ended December 31, 2022 and 2021 of 4.27% and 3.19%, respectively.
Under the credit and guaranty agreement governing the terms of the Senior Loan, the Company must maintain certain leverage and interest coverage ratios. The credit and guaranty agreement also contains other covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur debt and restrict the Company and its subsidiaries ability to merge or consolidate, or sell or convey all or substantially all of the Company’s assets. As of December 31, 2022 and 2021, the Company was in compliance with all covenants.
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
Credit Facility
Concurrent with the issuance of the Senior Loan, the Company entered into a $50.0 million revolving credit facility (“Credit Facility”). The Credit Facility matures on February 24, 2026 and carries an unused commitment fee that is paid quarterly. There were no outstanding borrowings related to the Credit Facility as of each of December 31, 2022 and 2021.
Other
Certain subsidiaries of the Company agree to jointly and severally guarantee, as primary obligors and not merely as surety guarantees the obligations of their parent entity, GCMH.
Amortization of deferred debt issuance costs was $1.1 million, $1.0 million and $1.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. These amounts are recorded within interest expense in the Consolidated Statements of Income.
The carrying value of the Senior Loan, excluding the unamortized debt issuance costs presented as a reduction to the principal balance, approximated the fair value as of December 31, 2022 and December 31, 2021. As the Senior Loan was not accounted for at fair value, it was not included in the Company’s fair value hierarchy in Note 7, however had it been included, it would have been classified in Level 2.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)
16. Interest Rate Derivatives
The Company has entered into various derivative agreements with financial institutions to hedge interest rate risk related to its outstanding debt. The Company had the following interest rate derivatives recorded as a liability within accrued expenses and other liabilities and as an asset within other assets, respectively, in the Consolidated Statements of Financial Condition as of December 31, 2022 and December 31, 2021:

		As of December 31, 2022
Derivative	Notional Amount	Fair Value	Fixed Rate Paid	Floating Rate Received	Effective Date(2)	Maturity Date
Interest rate swap	$300,000	$(6,473)	4.37%	1 month LIBOR(1)	November 2022	February 2028
____________
(1)Floating rate received subject to a 0.50% Floor. Refer to Note 15 regarding the interest rate on the outstanding debt in the event of a Benchmark Transition Event. If the outstanding debt defaults to Term SOFR plus a Benchmark Replacement Adjustment, the floating rate received under the interest rate swaps will also default to such rate.
(2)Represents the date at which the derivative is in effect and the Company is contractually required to begin payment of interest under the terms of the agreement.

		As of December 31, 2021
Derivative	Notional Amount	Fair Value	Fixed Rate Paid	Floating Rate Received	Effective Date(2)	Maturity Date
Interest rate swap	$232,000	$2,264	1.33%	1 month LIBOR(1)	March 2021	February 2028
Interest rate swap	68,000	431	1.39%	1 month LIBOR(1)	July 2021	February 2028
		$2,695
____________
(1)Floating rate received subject to a 0.50% Floor.
(2)Represents the date at which the derivative is in effect and the Company was contractually required to begin payment of interest under the terms of the agreement.
A rollforward of the amounts in accumulated other comprehensive income (loss) (“AOCI”) related to interest rate derivatives designated as cash flow hedges is as follows:

	Year Ended December 31,
	2022	2021
Derivative loss at beginning of period	$(3,622)	$(11,163)
Amount recognized in other comprehensive income (loss)[1]	27,285	540
Amount reclassified from accumulated other comprehensive income (loss) to interest expense	5,467	7,001
Derivative income (loss) at end of period	29,130	(3,622)
Less: Loss attributable to noncontrolling interests in GCMH	24,204	(2,959)
Derivative income (loss) at end of period, net	$4,926	$(663)
_____________
(1) Net of $2.6 million tax expense and an immaterial tax impact for the years ended December 31, 2022 and 2021, respectively.
On February 24, 2021, the Company terminated derivative instruments which were entered into in 2017 and 2018. Prior to termination, certain derivative instruments did not qualify for hedge accounting due to floor rate mismatches and as a result, all changes in fair value for those derivative instruments were reflected within other income (expense) in the Consolidated Statements of Income. The amount previously recorded as a hedge in AOCI remains in AOCI and was recorded in interest expense within the Consolidated Statements of Income over the original life of the swap. Prior to terminating the instruments in February 2021, the Company recognized a gain of $1.9 million related to interest rate contracts not designated as hedging

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)
instruments, which was recorded within other income (expense) in the Consolidated Statements of Income for the year ended December 31, 2021.
Effective on March 1, 2021, the Company entered into a swap agreement (“2028 Swap Agreement”) to hedge interest rate risk related to payments made during the extended maturity of the 2028 Term Loans that had a notional amount of $232.0 million. Effective on July 1, 2021, the Company entered into a swap agreement (“2028 Incremental Swap Agreement”) to hedge interest rate risk related to payments made for the increase in aggregate principal amount of the Incremental 2028 Term Loans that had a notional amount of $68.0 million. The 2028 Swap Agreement, the 2028 Incremental Swap Agreement and Incremental 2028 Term Loans have a 0.50% LIBOR floor. The 2028 Swap Agreement and 2028 Incremental Swap Agreement were determined to be effective cash flow hedges at inception based on a comparison of critical terms.
In October 2022, the Company terminated the 2028 Swap Agreement and 2028 Incremental Swap Agreement effective on November 1, 2022. The Company received $40.3 million of cash for the fair market value of the interest rate swaps at termination. The amount previously recorded as a hedge in AOCI will remain in AOCI and will be recorded in interest expense within the Consolidated Statements of Comprehensive Income over the original life of the swaps.
The Company reclassified $4.2 million and $4.6 million for the years ended December 31, 2022 and 2021, respectively, from AOCI to interest expense relating to the derivative instruments terminated that initially qualified for hedge accounting. The net impact of these reclassifications increased interest expense for the years ended December 31, 2022 and 2021.
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
As of December 31, 2022, all of the Company’s derivative exposure is with one financial institution. By using derivatives, the Company is exposed to counterparty credit risk if the counterparty to the derivative contracts does not perform as expected. If a counterparty fails to perform, the Company's counterparty credit risk is equal to the amount reported as a derivative asset in the Consolidated Statements of Financial Condition. The Company minimizes counterparty credit risk through credit approvals and monitoring procedures, where appropriate.
During the next twelve months, the Company expects to reclassify approximately $8.3 million from AOCI to interest expense (which will decrease interest expense), including the impact of the swap terminations.
17. Accrued Expenses and Other Liabilities
A summary of accrued expenses and other liabilities as of December 31, 2022 and 2021 is as follows:

	As of December 31,
	2022	2021
Carried interest payable	$250	$1,510
Deferred revenue	8,972	8,484
Deferred rent	—	5,421
Clawback obligation	200	600
Derivative liability	6,473	—
Other liabilities	11,345	12,018
Total accrued expenses and other liabilities	$27,240	$28,033

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

18. Commitments and Contingencies
Leases
The Company has entered into operating lease agreements for office space. The Company leases office space in various countries around the world and maintains its headquarters in Chicago, Illinois, where it leases primary office space under a lease agreement expiring September 2026. The leases contain rent escalation clauses based on increases in base rent, real estate taxes and operating expenses.
The components of operating lease expense recorded within general, administrative and other in the Consolidated Statements of Income were as follows:

Year Ended December 31, 2022
Operating lease cost(1)	$7,514
Variable lease cost(2)	4,112
Less: sublease income	193
Total lease cost	$11,433
____________
(1)Includes less than $0.3 million of short term lease expense for year ended December 31, 2022.
(2)Includes common area maintenance charges and other variable costs not included in the measurement of ROU assets and lease liabilities.
The following table summarizes cash flows and other supplemental information related to our operating leases:

Year Ended December 31, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$8,813
Non-cash ROU assets obtained in exchange for new operating leases	$693
Weighted average remaining lease term in years	2.9 years
Weighted average discount rate	4.1%
As of December 31, 2022 the maturities of operating lease liabilities were as follows:

Year Ended December 31,
2023	$7,331
2024	3,640
2025	3,548
2026	1,974
2027	—
Thereafter	—
Total lease payments	$16,493
Less: imputed interest	(973)
Total operating lease liabilities	$15,520
Rental expense under operating lease agreements was approximately $7.5 million, $7.2 million and $7.3 million for the years ended December 31, 2022, 2021 and 2020, respectively, and is included within general, administrative and other in the Consolidated Statements of Income.

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
The Company had $88.9 million and $83.5 million of unfunded investment commitments as of December 31, 2022 and 2021, respectively, representing general partner capital funding commitments to several of the GCM Funds.
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
The Company incurs certain costs, primarily related to accounting, client reporting, investment-decision making and treasury-related expenditures, for which it receives reimbursement from the GCM Funds in connection with its performance obligations to provide investment management services. Due from related parties in the Consolidated Statements of Financial Condition includes net receivables of $13.1 million and $11.7 million as of December 31, 2022 and 2021, respectively, paid on behalf of affiliated entities that are reimbursable to the Company.
Our executive officers, senior professionals, and certain current and former employees and their families invest on a discretionary basis in GCM Funds, and such investments are generally not subject to management fees and performance fees. As of December 31, 2022 and 2021, such investments and future commitments were $366.2 million and $441.8 million in aggregate, respectively.
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
From time to time, certain of the Company’s executive officers utilize a private business aircraft, including an aircraft wholly owned or controlled by members of Holdings. Additionally, the Company arranges for the use of the private business aircraft through a number of charter services, including entities predominantly or wholly owned or controlled by members of Holdings. The Company paid, net of reimbursements, approximately $2.4 million, $1.0 million and $0.5 million for the years ended December 31, 2022, 2021 and 2020, respectively, to utilize aircraft and charter services wholly owned or controlled by members of Holdings, which is recorded within general, administrative and other in the Consolidated Statements of Income.
Prior to the Transaction, the Company paid for all direct and indirect expenses of GCMHGP LLC, including accounting and administrative expenses. GCMHGP LLC did not reimburse the Company for such expenses, which were immaterial to the Company.
20. Income Taxes
The provision (benefit) for income taxes for the years ended December 31, 2022, 2021 and 2020 consist of the following:

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$(206)	$1,970	$1,118
State and local	2,137	2,155	1,771
Foreign	1,837	1,176	988
Total current provision for income taxes	$3,768	$5,301	$3,877
Deferred:
Federal	$4,208	$4,428	$937
State and local	1,838	1,364	(301)
Foreign	(203)	(100)	(7)
Total deferred income taxes expense	5,843	5,692	629
Total provision for income taxes	$9,611	$10,993	$4,506
A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
Statutory U.S. federal income tax rate	21%	21%	21%
State and local income taxes	3%	2%	(2)%
Impact of noncontrolling interests	(15)%	(17)%	(24)%
Income passed through to members	—%	—%	1%
Foreign income taxes	2%	1%	(1)%
Other	—%	—%	(1)%
Effective income tax rate	11%	7%	(6)%
Deferred tax assets and liabilities are recorded net within deferred tax assets, net in the Company’s Consolidated Statements of Financial Condition. Details of the Company’s deferred tax assets and liabilities are as follows:

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted

	As of December 31,
	2022	2021
Investment in GCMH	$92,695	$105,331
Unrealized gains and losses	2,041	—
Intangibles and other	934	683
Total deferred tax assets (before valuation allowance)	95,670	106,014
Valuation allowance	(35,229)	(37,472)
Total deferred tax assets	$60,441	$68,542

Right-of-use asset	$(121)	$—
Total deferred tax liabilities	$(121)	$—

Deferred tax assets, net	$60,320	$68,542
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
GCMG has recorded a valuation allowance of approximately $35.2 million and $37.5 million as of December 31, 2022 and 2021, respectively, related to its outside partnership basis of its investment in GCMH for the amount of the deferred tax asset that is not expected to be realized.
The Company analyzes its tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where it is required to file income tax returns, as well for all open tax years in these jurisdictions. As of December 31, 2022, the Company has examined all open tax years and major jurisdictions and determined there is no tax liability resulting from unrecognized tax benefits related to uncertain tax positions taken or expected to be taken in future tax returns. The Company is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits, if any, within income taxes in the Consolidated Statements of Income. Accrued interest and penalties, if any, would be included within accrued expenses and other liabilities in the Consolidated Statements of Financial Condition.
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of December 31, 2022, tax years for 2022, 2021, 2020 and 2019 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2022, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before 2019.
On August 16, 2022, the IRA was signed into law. In general, the provisions of the IRA will be effective beginning with the fiscal year 2023, with certain exceptions. The IRA includes a new 15% corporate minimum tax as well as a 1% excise tax on corporate stock repurchases completed after December 31, 2022. As required under the authoritative guidance of ASC 740, Income Taxes, the Company reviewed the impact on income taxes due to the change in legislation and concluded there was no impact to the financial statements as of December 31, 2022. The Company is in the process of evaluating the potential future impacts of the IRA, and while we do not expect a material impact from this legislation on our Consolidated Financial Statements, we will continue to review and monitor any additional guidance provided by the Internal Revenue Service.

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
The following is a reconciliation of basic and diluted earnings (loss) per share for the years ended December 31, 2022 and 2021 and for the period November 17, 2020 through December 31, 2020:

	Year Ended December 31, 2022	Year Ended December 31, 2021	November 17, 2020 through December 31, 2020
Numerator for earnings (loss) per share calculation:
Net income attributable to GCM Grosvenor Inc., basic	$19,820	$21,482	$4,049
Exercise of private warrants	—	(382)	—
Exercise of public warrants	—	(1,126)	—
Exchange of Partnership units	33,209	33,252	(111,042)
Assumed vesting of RSUs	—	—	—
Net income (loss) attributable to common stockholders, diluted	53,029	53,226	(106,993)

Denominator for earnings (loss) per share calculation:
Weighted-average shares, basic	43,872,300	43,765,651	39,984,515
Exercise of private warrants - incremental shares under the treasury stock method	—	90,062	—
Exercise of public warrants - incremental shares under the treasury stock method	—	691,396	—
Exchange of Partnership units	144,235,246	144,235,246	144,235,246
Assumed vesting of RSUs - incremental shares under the treasury stock method	460,446	277,019	—
Weighted-average shares, diluted	188,567,992	189,059,374	184,219,761

Basic EPS
Net income attributable to common stockholders, basic	$19,820	$21,482	$4,049
Weighted-average shares, basic	43,872,300	43,765,651	39,984,515
Net income per share attributable to common stockholders, basic	$0.45	$0.49	$0.10

Diluted EPS
Net income (loss) attributable to common stockholders, diluted	$53,029	$53,226	$(106,993)
Weighted-average shares, diluted	188,567,992	189,059,374	184,219,761
Net income (loss) per share attributable common stockholders, diluted	$0.28	$0.28	$(0.58)
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
The following outstanding potentially dilutive securities were excluded from the calculations of diluted earnings per share attributable to common stockholders because their impact would have been antidilutive for the periods presented:

	Year Ended December 31, 2022	Year Ended December 31, 2021	November 17, 2020 through December 31, 2020
Public warrants	16,784,970	—	20,273,567
Private warrants	900,000	—	2,700,000
22. Regulatory and Net Capital Requirements
We are required to maintain minimum net capital balances for regulatory purposes for our Japan, Hong Kong and United Kingdom subsidiaries as well as our U.S. broker-dealer subsidiary. These net capital requirements are met by retaining cash. The Company's U.S. registered broker-dealer is subject to the SEC’s Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, as defined, shall not exceed 15 to 1. As of December 31, 2022, the Company's U.S. registered broker-dealer had net capital, as defined under Rule 15c3-1, of $1.2 million and excess net capital of $1.2 million. The ratio of aggregate indebtedness to net capital was 0.13 to 1. As of December 31, 2022, all broker-dealer subsidiaries are in compliance with regulatory requirements.
Although the Company's U.S. registered broker-dealer does not claim exemption from the Rule 15c3‐3 of the Securities and Exchange Commission, it does not transact a business in securities with, or for, any person defined as a “customer” pursuant to Rule 17a‐5(c)(4) and does not carry margin accounts, credit balances, or securities for any person defined as a “customer” pursuant to Rule 17a‐5(c)(4).
23. Subsequent Events
On February 9, 2023, the Company declared a quarterly dividend of $0.11 per share of Class A common stock to record holders as of the close of business on March 1, 2023. The payment date will be March 15, 2023.

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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.
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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Attestation Report of the Independent Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for "emerging growth companies."
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Annual Meeting of Stockholders
The board of directors has established June 7, 2023 as the date of our 2023 annual meeting of stockholders.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table provides information regarding our executive officers and members of our board of directors (ages as of the date of this Annual Report on Form 10-K):

Name	Age	Position(s)
Michael J. Sacks	60	Chairman of the Board and Chief Executive Officer
Jonathan R. Levin	41	President and Director
Pamela Bentley	51	Chief Financial Officer
Frederick E. Pollock	43	Chief Investment Officer
Sandra Hurse	57	Chief Human Resources Officer
Angela Blanton	52	Director
Francesca Cornelli	60	Director
Stephen Malkin	61	Director
Blythe Masters	53	Director
Samuel C. Scott III	78	Lead Independent Director
Executive Officers
Michael J. Sacks. Mr. Sacks has served as our Chief Executive Officer and Chairman of our board of directors since our formation in July 2020. Mr. Sacks is also GCM Grosvenor’s Chief Executive Officer, having joined GCM Grosvenor in 1990 and soon after being named its Chief Executive Officer in 1994. Under Mr. Sacks’ leadership, GCM Grosvenor grew from its position as an early participant in a cottage industry to its current position as one of the largest independent open architecture alternative asset platforms. Mr. Sacks is engaged civically serving on a number of nonprofit boards. He graduated from Tulane University with a B.S. in Economics and holds a general course certificate from the London School of Economics. In addition, Mr. Sacks holds an M.B.A. from the Kellogg Graduate School of Management at Northwestern University and a J.D. from Northwestern University’s Pritzker School of Law. Mr. Sacks is well qualified to serve on our board of directors because of his experience with GCM and GCM Grosvenor, including in his capacity as Chief Executive Officer of each entity.
Jonathan R. Levin. Mr. Levin has served as our President since our formation in July 2020 and as a member of our board of directors since November 2020. Mr. Levin joined GCM Grosvenor in 2011 and became its President in 2017. Mr. Levin also serves as Chair of the Global Investment Council and a member of the Private Equity, Real Estate and Infrastructure Investment Committee, the Labor Impact Fund Investment Committee, and the Strategic Investments Investment Committee of GCM Grosvenor. Prior to joining GCM Grosvenor, Mr. Levin was the Treasurer and Head of Investor Relations at Kohlberg Kravis Roberts & Co. (“KKR”), where he worked from 2004 to 2011, where he was responsible for managing KKR’s balance sheet investments, engaging with public investors and industry analysts, and leading strategic projects. Prior to his role as Treasurer and Head of Investor Relations, Mr. Levin worked in KKR’s private equity business and focused on investments in the financial services industry. Mr. Levin began his career as an Analyst in the private equity group of Bear Stearns. Mr. Levin holds an A.B. in Economics from Harvard College and is a member of the board of directors of the Ann & Robert H. Lurie Children’s Hospital of Chicago and the Museum of Contemporary Art Chicago. Mr. Levin is well qualified to serve on our board of directors because of his experience with GCM and GCM Grosvenor, including in his capacity as President of each entity, and his experience in the asset management industry.
Pamela Bentley. Ms. Bentley serves as our Chief Financial Officer and is a member of the firm’s Operations Committee. Ms. Bentley joined GCM Grosvenor as Managing Director of Finance in October 2020 and became Chief Financial Officer in January 2021. She is responsible for managing the financial functions of the firm including overseeing activities related to corporate and fund accounting, treasury and cash management, financial planning and reporting, tax, and operational due diligence while also playing a vital role in the firm’s strategic initiatives. Prior to joining GCM Grosvenor, Ms. Bentley spent 15 years with The Carlyle Group, a publicly traded global investment firm, where her most recent role was Chief Accounting Officer and Managing Director. Previously, she was a Vice President of Finance and Investor Relations at Transaction Network Services, Inc. and a Senior Manager at Arthur Andersen LLP. Ms. Bentley received her B.B.A. from the University of Michigan’s Ross School of Business. She is a Certified Public Accountant and a member of the American Institute of Certified

Public Accountants. Ms. Bentley is a member of and Immediate Past Chair of the Board of Directors of Junior Achievement of Greater Washington, and is also a member of the Board of Directors of Junior Achievement USA.
Frederick E. Pollock. Mr. Pollock serves as our Chief Investment Officer. Mr. Pollock joined GCM Grosvenor in 2015 and became Chief Investment Officer in 2019. Mr. Pollock also serves as Head of GCM Grosvenor’s Strategic Investments Group and on all of GCM Grosvenor’s Investment Committees, the Global Investment Council, the Diversity & Inclusion Governing Committee and the ESG Committee. Prior to joining GCM Grosvenor, Mr. Pollock had various roles at Morgan Stanley from 2006 to 2015, most recently within its merchant banking division, specializing in infrastructure investing, with responsibility for deal sourcing, due diligence, and management as a board member of various portfolio companies. Mr. Pollock helped form the infrastructure investment group at Morgan Stanley and to structure and raise capital for its initial funds. Prior to joining Morgan Stanley, Mr. Pollock worked at Deutsche Bank, where he made investments for the firm and on behalf of clients. He received his B.S. summa cum laude in Economics from the University of Nevada and his J.D. magna cum laude from Harvard Law School.
Sandra Hurse. Ms. Hurse serves as our Chief Human Resources Officer. Ms. Hurse joined GCM Grosvenor as Chief Human Resources Officer in 2018. Ms. Hurse serves as a member of GCM Grosvenor’s ESG Committee and Diversity & Inclusion Governing Committee. Prior to joining GCM Grosvenor, Ms. Hurse held various positions at Bank of America from 2013 to 2018, most recently serving as Global Head of Human Resources for Corporate and Investment Banking. Previously, Ms. Hurse also held leadership roles in Talent Management and Talent Acquisition at Goldman Sachs & Co. from 2006 to 2013 and J.P. Morgan Chase & Co. from 1998 to 2006. She received a B.B.A. in Finance from Bernard M. Baruch College and an M.B.A. in Marketing from the University of Michigan. Ms. Hurse has served on the Board of Angi (Nasdaq: ANGI) since November 2021, including on its Executive Compensation and Compensation Committees. Ms. Hurse serves as a Board Member for the Harlem School of the Arts, the Council for Urban Professionals and the Thurgood Marshall College Fund, where she is a member of the finance committee.
Directors
Angela Blanton. Ms. Blanton has served as a member of our board of directors since November 2020. Ms. Blanton has served as Carnegie Mellon University’s Vice President for Finance and Chief Financial Officer since 2017 after serving as interim Vice President and Chief Financial Officer in 2016. Ms. Blanton has over 20 years of experience spanning finance, project management and engineering disciplines within the higher education, financial services and manufacturing industries. Prior to joining Carnegie Mellon, Ms. Blanton was Chief Financial Officer for PNC Investments Brokerage from February 2015 to December 2015. Ms. Blanton serves on the boards of Pittsburgh Public Theater, where she serves as the Chair and on the Inclusive & Equitable Economy Committee for the Pennsylvania Economy League of Greater Pittsburgh (PELGP). Ms. Blanton received a B.S. in electrical engineering from the University of Michigan and her M.B.A. from the Tepper School of Business at Carnegie Mellon University. We believe Ms. Blanton is well qualified to serve on our board of directors because of her experience as a chief financial officer and in the financial services industry.
Francesca Cornelli. Dr. Cornelli has served as a member of our board of directors since November 2020. Dr. Cornelli is the dean of Northwestern University’s Kellogg School of Management, a position she has held since August 1, 2019. She is also a professor of finance and holds the Donald P. Jacobs Chair in Finance. Prior to that, she was a professor of finance and deputy dean at London Business School from 1994 to 2019. Dr. Cornelli’s research interests include corporate governance, private equity, privatization, bankruptcy, IPOs and innovation policy. She has been an editor of the Review of Financial Studies and previously served on the board of editors of the Review of Economic Studies and as an associate editor at the Journal of Finance. She is a research fellow at the Center for Economic and Policy Research, and previously served as a director of the American Finance Association. Dr. Cornelli has previously taught at the Wharton School of the University of Pennsylvania, the Fuqua School of Business at Duke University, The London School of Economics, the Indian School of Business in Hyderabad and the New Economic School in Moscow. She has also served as an independent board member of several global corporations, including Banca Intesa SanPaolo from 2016 to 2019, Telecom Italia from 2014 to 2018, American Finance Association from 2013 to 2016, and Swiss Re International and Swiss Re Holdings from 2013 to 2019. In January 2016 she helped create and became a board member of AFFECT, a committee of the American Finance Association designed to promote the advancement of women academics in the field of finance. We believe Dr. Cornelli is qualified to serve on our board of directors due to her experience as an academic in finance and governance, and her experience on boards of directors of other companies.
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
Blythe Masters. Ms. Masters has served as a member of our board of directors since November 2020. Ms. Masters is an experienced financial services and technology executive and currently a Founding Partner at the private equity and venture capital firm Motive Partners. Ms. Masters is President of Motive Capital Corp II, the special purpose acquisition corporation sponsored by Motive’s funds. From March 2015 until December 2018, she was the Chief Executive Officer of Digital Asset. Ms. Masters was previously a senior executive at J.P. Morgan, which she left in 2014 following the sale of the physical commodities business that she built. Ms. Masters was a member of the Corporate & Investment Bank Operating Committee and the firm’s Executive Committee. Positions at J.P. Morgan included Head of Global Commodities, Head of Corporate & Investment Bank Regulatory Affairs, Chief Financial Officer of the Investment Bank, Head of Global Credit Portfolio and Credit Policy & Strategy, Head of North American Structured Credit Products, Co-Head of Asset Backed Securitization and Head of Global Structured Credit. Ms. Masters has held a number of board positions throughout her career. She currently serves on the board of directors of Forge Global Holdings, Inc. CAIS, Credit Suisse Group, serving as chair of the Digital Transformation and Technology Committee and as chair of the board of directors of Credit Suisse Holdings (USA), Inc. She is chair of Wilshire Digital Asset Advisory Group, and advisory board member of the US Chamber of Digital Commerce, Figure Technologies, Maxex and SandboxAQ. She is a member of P.R.I.M.E. Finance (the Hague-based Panel of Recognized International Market Experts in Finance). She previously served as chair of the board of directors of Santander Consumer USA Holdings from June 2015 to July 2016, chair of the board of Phunware having served on this board from December 2019 to April 2021, board member of A.P. Moller Maersk from 2020 to 2022 and Chief Financial Officer and board member of Motive Capital Corp from 2021 to 2022. She is the former chair of the Global Financial Markets Association (GFMA), having served on this board from 2009 to 2014, former chair of the Securities Industry and Financial Markets Association having served on this board from 2004 to 2014, and former chair of the Linux Foundation’s Hyperledger project. Ms. Masters has a B.A. in economics from the University of Cambridge. We believe Ms. Masters is qualified to serve on our board of directors due to her expertise in the financial, banking and fintech sectors and her experience on boards of directors of other companies and organizations.
Samuel C. Scott III. Mr. Scott has served as a member of our board of directors since November 2020. Prior to his retirement in 2009, Mr. Scott served as Chairman and Chief Executive Officer, since 2001, and President and Chief Operating Officer, since 1997, of Corn Products International, Inc., a leading global ingredients solutions provider now known as Ingredion Incorporated. Mr. Scott previously served as President of CPC International’s Corn Refining division from 1995 to 1997 and President of American Corn Refining from 1989 to 1997. In addition to his public board service, Mr. Scott also serves on the board of The Chicago Council on Global Affairs, the Board of Trustees of the Ringling College of Art and Design, the board of the Northwestern Medical Group and the board of the American Business Immigration Coalition. Mr. Scott served on the board of directors of BNY Mellon from 2003 to 2022, where he served as a member of its Audit Committee, its Human Resources and Compensation Committee and its Corporate Governance, Nominating & ESG Committee. Mr. Scott served on the board of Motorola Solutions, Inc. from 1993 until 2019 and was its lead director from 2015 to 2019. Mr. Scott also served on the board of Abbott Laboratories from 2007 until 2020. Mr. Scott received both a B.S. and an M.B.A. from Fairleigh Dickinson University. We believe Mr. Scott is qualified to serve on our board of directors due to his experience as an executive and on boards of directors of other companies.
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
ITEM 11. EXECUTIVE COMPENSATION
In 2022, our “named executive officers” and their positions were as follows:
•Michael J. Sacks, Chief Executive Officer and Chairman;
•Jonathan R. Levin, President;
•Pamela Bentley, Chief Financial Officer;
•Sandra Hurse, Chief Human Resources Officer; and
•Frederick E. Pollock, Chief Investment Officer.
.Summary Compensation Table
The following table sets forth information concerning the compensation of our named executive officers for our fiscal years ended December 31, 2022 and December 31, 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards(1) ($)		All Other Compensation ($)		Total ($)
Michael J. Sacks	2022	4,014,500	—		—		1,381,074	(2)	5,395,574
Chief Executive Officer and Chairman	2021	3,748,100	—		—		824,114		4,572,214
Jonathan R. Levin	2022	500,000	232,382	(3)	277,200	(4)	7,156,839	(5)	8,166,421
President	2021	500,000	1,566,929		6,128,800		17,265,132		25,460,861
Pamela Bentley	2022	500,000	248,750	(6)	3,164,935	(7)	252,996	(8)	4,166,681
Chief Financial Officer	2021	500,000	978,750		3,390,400		5,874		4,875,024
Sandra Hurse	2022	500,000	199,427	(9)	3,091,610	(10)	489,871	(11)	4,280,908
Managing Director, Chief Human Resources Officer	2021	500,000	857,433		1,304,000		352,203		3,013,636
Frederick Pollock	2022	500,000	125,000	(12)	277,200	(13)	11,107,192	(14)	12,009,392
Managing Director, Chief Investment Officer	2021	500,000	1,490,833		9,780,000		2,054,875		13,825,708
____________
(1)Represents the aggregate grant date fair value of the restricted stock units and Management Award Interests (as described below) in the year shown, computed in accordance with U.S. GAAP pertaining to equity-based compensation. For additional information regarding the determination of grant date fair value see Note 13 and Note 14 to our consolidated financial statements included in this Annual Report on Form 10-K.
(2)Represents the aggregate incremental cost to the Company of providing the executive with access to non-commercial air travel pursuant to his employment agreement, described in more detail below.
(3)Amount represents (i) a bonus in the amount of $125,000 earned for 2022, the amount of which is determined in the sole discretion of GCMLP, (ii) $77,382 as the portion of a $150,000 award (and associated earnings calculated through December 31, 2021, with respect to such award) granted to Mr. Levin in 2019 under the Deferred Compensation Plan that vested in 2022, described in more detail below and (iii) $30,000 as a portion of a $150,000 award granted to Mr. Levin in 2020 under the Deferred Compensation Plan that vested in 2022, described in more detail below.
(4)Amount represents the aggregate grant date fair value of restricted stock units granted in 2022, computed in accordance with U.S. GAAP pertaining to equity-based compensation. For additional information regarding the determination of grant date fair value see Note 14 to our consolidated financial statements included in this Annual Report on Form 10-K.
(5)Amount represents (i) company 401(k) contributions of $5,125, (ii) $325,500 reflecting the aggregate incremental cost to the Company of providing the executive with access to non-commercial air travel pursuant to his employment agreement, described in more detail below, (iii) $24,256 in life and long-term disability insurance premiums, as described in more detail below, (iv) $17,529 as tax gross-up payments to make the executive whole for income taxes recognized on the Company insurance premiums, as described in more detail below and (v) $4,999,541 in distributions received in 2022 under our carried interest arrangements, which are described in more detail below. Mr. Levin holds a membership interest in Holdings, which entitles him to a fixed portion (a “minimum allocable share”) of all profits distributed by Holdings to its members. In 2022 Mr. Levin received $1,784,889 of discretionary cash distributions of profits received in respect of his membership interest in Holdings, which figure is also reflected in this column.
(6)Amount represents a bonus earned for 2022, the amount of which is determined in the sole discretion of GCMLP, but which was subject to a minimum bonus under Ms. Bentley’s employment agreement, as described further below
(7)Amount represents the aggregate grant date fair value of (i) restricted stock units granted in 2022 of $932,935 and (ii) Management Award Interests granted in 2022 of $2,232,000, computed in accordance with U.S. GAAP pertaining to equity-based compensation. For additional information regarding the determination of grant date fair value see Note 13 and Note 14 to our consolidated financial statements included in this Annual Report on Form 10-K.
(8)Amount represents (i) company 401(k) contributions of $6,750, (ii) $6,099 in distributions received in 2022 under our carried interest arrangements, which are described in more detail below, (iii) 178,398 of discretionary cash distributions of profits received in respect of Ms. Bentley’s membership interest in Management LLC and (iv) $61,749 in housing allowance.
(9)Amount represents (i) a bonus in the amount of $56,250 earned for 2022, the amount of which is determined in the sole discretion of GCMLP, (ii) $103,177as the portion of a $200,000 award (and associated earnings calculated through December 31, 2021, with respect to such award) granted to Ms. Hurse in 2019 under the Deferred Compensation Plan that vested in 2022, described in more detail below and (iii) $40,000 as the portion of a $200,000 award granted to Ms. Hurse in 2020 under the Deferred Compensation Plan that vested in 2022, described in more detail below.
(10)Amount represents the aggregate grant date fair value of (i) restricted stock units granted in 2022 of $859,610 and (ii) Management Award Interests granted in 2022 of $2,232,000, computed in accordance with U.S. GAAP pertaining to equity-based compensation. For additional information regarding the determination of grant date fair value see Note 13 and Note 14 to our consolidated financial statements included in this Annual Report on Form 10-K.

(11)Amount represents (i) company 401(k) contributions of $6,750, (ii) $67,513 in distributions received in 2022 under our carried interest arrangements, which are described in more detail below, (iii) $384,139 of discretionary cash distributions of profits received in 2022 in respect of Ms. Hurse’s membership interests in Holdings and Management LLC and (iv) $31,469 in housing allowance.
(12)Amount represents a bonus earned for 2022, the amount of which was determined in the sole discretion of GCMLP.
(13)Amount represents the aggregate grant date fair value of restricted stock units granted in 2022, computed in accordance with U.S. GAAP pertaining to equity-based compensation. For additional information regarding the determination of grant date fair value see Note 14 to our consolidated financial statements included in this Annual Report on Form 10-K.
(14)Amount represents (i) company 401(k) contributions of $5,125, (ii) $16,123 in a cash bonus calculated by reference to incentive fees earned from GCM Grosvenor Special Opportunities Fund, L.P., which is described in more detail below and (iii) $3,665,962 in distributions received in 2022 under our carried interest arrangements, which are described in more detail below. Mr. Pollock holds a membership interest in Holdings, which entitles him to a fixed portion (a “minimum allocable share”) of all profits distributed by Holdings to its members. In 2022 Mr. Pollock’s “target amount” (described in more detail below) increased by $6,250,000, which is included in this column. In 2022 Mr. Pollock received $1,169,982 of discretionary cash distributions of profits received in respect of Mr. Pollock’s membership interests in Holdings, which figure is also reflected in this column.
Salaries
Each of our named executive officers is entitled to receive a base salary under their respective employment agreements, the terms of which are summarized below. The base salaries compensate our named executive officers for services rendered to us and GCMLP. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. The actual base salaries paid to each named executive officer for 2022 and 2021 are set forth above in the Summary Compensation Table in the column entitled “Salary”.
Bonuses
Mr. Sacks was not paid a bonus for his services in 2022. Under their employment agreements, Messrs. Levin and Pollock and Mses. Bentley and Ms. Hurse are entitled to receive annual bonuses, each of which is determined in the sole discretion of GCMLP. For the 12-month period ending February 28, 2022, Ms. Bentley was entitled to a minimum annual bonus of $400,000. For 2023 and beyond, Ms. Bentley’s bonus is fully discretionary. The actual annual cash bonuses awarded to each named executive officer for 2022 and 2021 performance are set forth above in the Summary Compensation Table in the column entitled “Bonus”.
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
In 2022, Management LLC awarded Mses. Bentley and Hurse interests in Management LLC that represent the right to receive shares of the Company’s common stock owned by Management LLC, subject to continued employment through May 1, 2025, except in the case of termination of employment due to death or disability, in which case the Management Award Interests remains outstanding, to be settled within 90 days following May 1, 2025 (the “Management Award Interests”). If the shares are earned, they will be delivered to Mses. Bentley and Hurse no later than 90 days following the vesting date.
The actual equity incentives awarded to each named executive officer for 2022 are set forth above in the Summary Compensation Table in the column entitled “Stock Awards”.
Grosvenor Opportunistic Credit Fund Bonus
Messrs. Levin and Pollock have the right to receive a bonus if GCMLP receives performance fees from GCM Grosvenor Opportunistic Credit Fund IV, Ltd., GCM Grosvenor Opportunistic Credit Master Fund IV, Ltd., and GCM Principal SPV, Ltd. — Class B. Mr. Levin has a right to receive a bonus if GCMLP receives performance fees from GCM Grosvenor Opportunistic Credit Fund III, Ltd., GCM Grosvenor Opportunistic Credit Master Fund III, Ltd., Grosvenor Opportunistic Credit Fund III (TI), L.P., and Grosvenor Opportunistic Credit Master Fund III (TI), L.P. Bonus amounts are calculated as the product of a stated award percentage (as set forth in individual award letters) and the incentive fees earned by GCMLP from the funds set forth above. Our executives must be employed on the date the cash bonus is paid in order to receive a bonus under these arrangements. None of our executives received any bonuses with respect to these arrangements in 2022.

Deferred Compensation Plans
GCMLP, GCM Customized Fund Investment Group, L.P. and their affiliates sponsor a deferred compensation plan under which employees, including the named executive officers, may be selected to receive a bonus (or to have a portion of their annual bonus deferred) under the provisions of the plan. Under the plan, unless an employee’s individual award agreement provides otherwise, bonuses will vest 20% per year over five years (or in full upon death or disability) and will be credited with gains and losses commensurate with (i) the cumulative return on investments made by GCMH in select investment strategies managed by GCMLP, GCM Customized Fund Investment Group, L.P. and their affiliates, excluding carried interest arrangements, (ii) such other investment fund, benchmark or index reasonably determined from time to time by the Company or (iii) as otherwise described in an award agreement. Awards are paid out in ten installments for the 2019 series, in accordance with the following schedule: (i) 5% on the first May 31 following the anniversary of the bonus vesting commencement date, (ii) 5% on each of the next three anniversaries thereof, (iii) 10% on the next two anniversaries thereof, and (iv) 15% on the next four anniversaries thereof. Awards are paid out in seven installments for the 2020 series, in accordance with the following schedule: (i) 10% on the May 31 following the anniversary of the bonus vesting commencement date, (ii) 10% on each of the next three anniversaries thereof, and (iii) 20% on the next three anniversaries thereof. These percentages are applied to the entire award, including all earnings with which it is then credited, and not just to the vested portion of the award.
Perks and Other Personal Benefits
Non-Commercial Air Travel
Pursuant to his employment agreement with the Company, Mr. Sacks may use non-commercial air travel services for personal purposes up to a cap in any one calendar year. Pursuant to his employment agreement with the Company, Mr. Levin may use non-commercial air travel services for personal purposes up to a cap in any one calendar year. The dollar amount of such use is calculated in accordance with company policies and procedures. The aggregate incremental cost to the Company of such personal use by the named executive officers in 2022 was $1,706,574. Please see the section entitled “Certain Relationships and Related Person Transactions — Firm Use of Private Aircraft” for more information.
Housing Allowance
Mses. Bentley and Hurse are eligible to receive a housing allowance for temporary housing in Chicago. The aggregate incremental cost to the Company of such housing allowance by the named executive officers in 2022 was $93,217, and the amount for each of Mses. Bentley and Hurse is set forth in the “All Other Compensation” column of the Summary Compensation table, above, and the accompanying footnotes.
Carried Interest
Messrs. Sacks, Levin and Pollock, and Mses. Bentley and Hurse participate in our carried interest arrangements and are entitled to specified percentages (the “carried interest sharing percentages”) of distributions of carried interest from the tranche(s) set forth in such officer’s carried interest award agreements. These awards generally vest over a multi-year period and may be subject to reduction or forfeiture under certain circumstances, as described below under “Termination Payments and Benefits”. Messrs. Levin and Pollock, and Mses. Bentley and Hurse received cash distributions in respect of their carried interest awards for fiscal year 2022, the amounts of which are set forth in the “All Other Compensation” column of the Summary Compensation table, above, and the accompanying footnotes. Carried interest allocations are subject to clawback in certain situations.
Carry-Based Bonus
Mr. Pollock’s employment agreement provides that Mr. Pollock is entitled to a cash bonus calculated as a percentage of the performance fees or carried interest of GCM Grosvenor Special Opportunities Fund, L.P. Any such cash bonus will be paid within 90 days following receipt of the performance fees or carried interest by GCMLP. The amount of cash bonus Mr. Pollock received under this provision of his employment agreement for 2022 is included in the Summary Compensation Table, above.
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
For Messrs. Levin and Pollock and Ms. Hurse, the discretionary portion of the profits for 2022 are set forth in the “All Other Compensation” column of the Summary Compensation Table above.
For so long as the officers are members of Holdings., and for certain periods after their withdrawal as members, they are subject to restrictive covenants prohibiting disclosure of our confidential information, disparaging our business, and, for two years after withdrawal, from competing with our business or soliciting our clients or employees, subject to exceptions for actions taken in the performance of their duties to us or in connection with the investment or management of the officer’s or his family’s assets (or assets belonging to other members and their affiliates and certain charitable, non-profit and government organizations).
For Mr. Levin, Holdings has agreed to pay premiums associated with the purchase of life and long-term disability insurance policies. The life insurance policy provides a death benefit of not less than $25,000,000, and the long-term disability insurance policy provides a benefit of $10,000,000. If a benefit is paid to Mr. Levin (or his estate, as applicable) under either policy, the value of the benefit reduces the target amount of Mr. Levin’s membership interest in Holdings, as described in more detail above. In addition, Mr. Levin is entitled to receive a gross-up payment to make him whole for any income taxes imposed by virtue of these Holdings-paid insurance premiums. In 2022, the amounts of life and long-term disability insurance premiums were $6,308 and $17,949, respectively, and the amount of the tax gross-up was $17,529.
Mr. Pollock may be entitled to additional distributions in excess of the fixed portion of profits distributed by Holdings with respect to each of fiscal year 2021 and 2022. On each of January 1, 2022 and January 1, 2023, the target amount associated with his membership interest increased by $6,250,000.
Management LLC
Mses. Bentley and Hurse hold membership interests in Management LLC, directly or through their estate planning vehicles, which entitle them to a portion of all profits distributed by Management LLC to its members, but not to proceeds from any capital transaction. The portion is determined by the managing member of Management LLC in its sole discretion. The distributions received by Mses. Bentley and Hurse in 2022 are set forth in the “All Other Compensation” column of the Summary Compensation Table above.
For so long as Mses. Bentley and Hurse are members of Management LLC, and for certain periods after their withdrawal as a member, they are subject to restrictive covenants prohibiting disclosure of our confidential information, disparaging our business, and, for two years after withdrawal, from competing with our business or soliciting our clients or employees, subject to exceptions for actions taken in the performance of their duties to us or in connection with the investment or management of their or their family’s assets (or assets belonging to other members and their affiliates).
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth information regarding outstanding unvested restricted stock units and Management Award Interests held by our named executive officers as of December 31, 2022.

		Stock Awards
Name	Grant Date	Number of shares or units of stock that have not vested(1) (#)	Market value of shares or units of stock that have not vested(2) ($)
Michael J. Sacks	—	—	—
Jonathan R. Levin	3/1/21	156,667(1)	1,192,236
	3/1/22	18,333(1)	139,514
Pamela Bentley	3/1/21	86,667(1)	659,535
	3/1/22	18,333(1)	139,514
	12/15/22	78,250(2)	595,482
	12/15/22	300,000(3)	2,283,000
Sandra Hurse	3/1/21	33,333(1)	253,664
	3/1/22	18,333(1)	139,514
	12/15/22	69,500(2)	528,895
	12/15/22	300,000(3)	2,283,000
Frederick E. Pollock	3/1/21	250,000(1)	1,902,500
	3/1/22	18,333(1)	139,514
___________

(1)One third of the restricted stock units were fully vested on the date of grant, one third of the restricted stock units vest on the anniversary of the grant, and one third of the restricted stock units vest on the second anniversary of the grant, subject to continued employment through the applicable vesting date.
(2)Restricted stock units fully vest on March 31, 2023, subject to continued employment through the applicable vesting date.
(3)Management Award Interests fully vest on May 1, 2025, subject to continued employment through the applicable vesting date, other than in the case of death or disability, in which case the Management Award Interests will remain outstanding, to be settled within 90 days following May 1, 2025.
(4)The market value in this column is based on the closing trading price of $7.61 per share of Class A common stock as of December 30, 2022 listed on the Nasdaq.
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
Mr. Sacks’ employment agreement provides for an annual base salary of $3,700,000 (applicable beginning January 1, 2020), multiplied by an escalation percentage, which is the product of 100% and a fraction, the numerator of which is the Consumer Price Index — All Urban Consumers and the denominator is such Consumer Price Index on the first day of calendar year 2020. The actual amount of Mr. Sacks’ annual base salary in 2022 was $4,014,500. Mr. Sacks’ employment agreement further provides that Mr. Sacks is eligible to participate in all employee benefit programs, on at least as favorable a basis as any other member of senior management. Mr. Sacks’ employment agreement provides for the utilization of non-commercial air travel services, for personal travel up to an aggregate maximum of $1,500,000 in any one calendar year, multiplied by the escalation percentage described above.
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

Mr. Levin’s employment agreement provided for an initial base salary of $500,000. The actual amount of Mr. Levin’s annual base salary in 2022 was $500,000. Pursuant to the employment agreement, Mr. Levin is eligible to receive a discretionary cash bonus; the amount of Mr. Levin’s discretionary bonus earned was $125,000 in 2022. Mr. Levin’s employment agreement further provides that he is eligible to participate in all employee benefit programs maintained by GCMLP and to basic medical insurance or coverage. Mr. Levin’s employment agreement provides for the utilization of non-commercial air travel services, for personal travel up to an aggregate maximum of $300,000 in any one calendar year, multiplied by the escalation percentage described above.
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
Mr. Pollock’s employment agreement provides for an initial base salary of $500,000. The actual amount of Mr. Pollock’s annual base salary in 2022 was $500,000. Pursuant to the employment agreement, Mr. Pollock is eligible to receive a discretionary cash bonus; the amount of Mr. Pollock’s discretionary bonus earned was $125,000 in 2022. Mr. Pollock’s employment agreement further provides that he is eligible to participate in all employee benefit programs maintained by GCMLP.
Mr. Pollock’s employment agreement also provides that Mr. Pollock is entitled to a cash bonus calculated as a percentage of the performance fees or carried interest of GCM Grosvenor Special Opportunities Fund, L.P., summarized above under “Carry-Based Bonus”. For 2022 the amounts Mr. Pollock received are included in the Summary Compensation Table, above.
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
Ms. Bentley’s employment agreement provided for an initial base salary of $500,000. The actual amount of Ms. Bentley’s annual base salary in 2022 was $500,000. Pursuant to the employment agreement, Ms. Bentley is eligible to receive a discretionary cash bonus, and for the 12-month period ending February 28, 2022 and February 28, 2021, Ms. Bentley was entitled to a minimum annual bonus of $400,000 and $900,000, respectively. For 2023 and beyond, Ms. Bentley’s bonus is fully discretionary. The amount of Ms. Bentley’s discretionary bonus earned was $248,750 in 2022. Ms. Bentley was also entitled to a one-time grant of 260,000 restricted stock units of the Company, which was granted in 2021.
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
Ms. Hurse’s employment agreement provided for an initial base salary of $500,000. The actual amount of Ms. Hurse’s annual base salary in 2022 was $500,000. Pursuant to the employment agreement, Ms. Hurse is eligible to receive a discretionary cash bonus, and for 2022, the amount of Ms. Hurse’s discretionary bonus earned was $56,250. Ms. Hurse was also entitled to a one-time bonus in connection with her execution of the employment agreement in the amount of $650,000,

$85,000 of which was paid in 2018, $300,000 of which was paid in 2019, $150,000 of which was paid in 2020 and $115,000 of which was paid in 2021. Ms. Hurse’s employment agreement further provides that she is eligible to participate in all employee benefit programs maintained by GCMLP and to basic medical insurance or coverage.
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
Management Award Interests. With respect to the Management Award Interests granted to Mses. Bentley and Hurse, upon death or disability, the unvested interests would remain outstanding, but would be settled pursuant to their terms, within 90 days following May 1, 2025.
Director Compensation
The following table sets forth compensation paid to our non-employee directors for our fiscal year ended December 31, 2022.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1)(2) ($)	Total ($)
Angela Blanton	—	200,024(3)	200,024
Francesca Cornelli	200,000	—	200,000
Stephen Malkin	—	175,012(3)	175,012
Blythe Masters	—	250,015(3)	250,015
Samuel C. Scott III	—	200,024(3)	200,024
___________

(1)Represents the aggregate grant-date fair value of the restricted stock units granted in 2022, computed in accordance with U.S. GAAP pertaining to equity-based compensation. For additional information regarding the determination of grant-date fair value see Note 14 to our consolidated financial statements included in this Annual Report on Form 10-K.
(2)The restricted stock units are fully vested at the time of grant.

(3)For fiscal year 2022, the non-employee director elected to receive their quarterly cash compensation in the form of deferred restricted stock units.
Our policy is to not pay director compensation to directors who are also our employees. Our board of directors has approved the GCM Grosvenor Inc. Non-Employee Director Compensation Policy, which provides for cash and equity-based compensation to those members of our board of directors who are not employees of us or any of our parents or subsidiaries. Under the policy for fiscal year 2022, each non-employee director received an annual director fee of $175,000 as well as additional committee membership/chair fees, as follows: (i) annual fee of $50,000 for service as the chair of our audit committee, (ii) annual fee of $25,000 for service on our audit committee (such that the audit committee chair receives $75,000 in total), (iii) $15,000 for service on any other committee, and (iv) additional $30,000 fee to the chair of any other committee. The policy was amended in November 2022 such that under the policy for fiscal year 2023, each non-employee director will receive, subject to the “Director Limit” set forth in the 2020 Incentive Award Plan, an annual director fee of $200,000 as well as additional committee membership/chair fees, as follows: (i) annual fee of $50,000 for service as the chair of our audit committee, (ii) annual fee of $35,000 for service on our audit committee (such that the audit committee chair receives $85,000 in total), (iii) $15,000 for service on any other committee, and (iv) additional $30,000 fee to the chair of any other committee. Subject to the approval by our stockholders at the fiscal year 2023 annual meeting, our board of directors approved the Amended and Restated 2020 Incentive Award Plan, which will increase the “Director Limit” from $275,000 to $500,000 if approved by stockholders. The fees are earned on a quarterly basis and paid in arrears. They are pro-rated in the event service is for a portion of the quarter. The non-employee directors are eligible to elect to receive director fees in the form of fully vested shares of Class A common stock in lieu of cash, or all or a portion of his or her cash fee in the form of deferred restricted stock units, which will be delivered, at the option of the director, on the earlier of (1) the day immediately preceding the date of the first annual meeting of the Company’s stockholders that is at least 50 weeks from the date of grant, or (2) the first anniversary of the date of grant, the director’s cessation of service due to death or disability (as determined in good faith by the board of directors), the director’s continued service through the date of a change of control of the Company, the date of the director’s separation of service, or any later fixed date that is permitted by the Company and that complies with Section 409A of the Internal Revenue Code.
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information on our equity compensation plans as of December 31, 2022:

Plan Category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders(1)	5,369,976(2)	$—	18,294,126
Equity compensation plans not approved by security holders	—	—	—
Total	$5,369,976	$—	18,294,126
___________

(1)Consists of the 2020 Incentive Award Plan.
(2)Consists of outstanding restricted stock units granted under the 2020 Plan as of December 31, 2022.
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
Beneficial ownership of shares of our common stock is based on 41,611,742 shares of Class A common stock and 144,235,246 shares of Class C common stock issued and outstanding as of February 21, 2023. There were no shares of Class B common stock outstanding as of February 21, 2023.
Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of voting shares beneficially owned by them. Except as set forth below, to our knowledge, none of our shares of common stock beneficially owned by any executive officer or director have been pledged as security.

Name and Address of Beneficial Owner(1)	Class A Common Stock		Class C Common Stock		Combined Voting Power (%)(2)
	Number	%	Number	%
Five Percent Holders:
CF Investors(3)	8,251,535	19.8%	—	—	5.0%
Adage Capital Partners, LP(4)	4,942,786	11.9%	—	—	3.0%
The Vanguard Group(5)	4,173,089	10.0%	—	—	2.5%
Ameriprise Financial, Inc.(6)	4,105,724	9.9%	—	—	2.5%
Ariel Investments, LLC(7)	3,903,899	9.4%	—	—	2.4%
Schonfeld Strategic Advisors LLC(8)	3,588,716	8.6%	—	—	2.2%
Massachusetts Financial Services Company(9)	3,294,398	7.9%	—	—	2.0%
BlackRock, Inc.(10)	2,790,820	6.7%	—	—	1.7%
Mizuho Financial Group, Inc.(11)	2,500,000	6.0%	—	—	1.5%
Royce & Associates, LP(12)	2,375,814	5.7%	—	—	1.4%
Directors and Executive Officers:
Michael J. Sacks(13)	145,135,246	77.7%	144,235,246	100%	74.9%
Jonathan R. Levin(14)	249,035	*	—	—	*
Frederick E. Pollock(15)	296,435	*	—	—	*
Pamela Bentley(16)	100,193	*	—	—	*
Sandra Hurse(17)	59,267	*	—	—	*
Angela Blanton(18)	13,902	*	—	—	*
Francesca Cornelli(19)	—	—	—	—	—
Stephen Malkin(20)	—	—	—	—	—
Blythe Masters(21)	17,378	*	—	—	*
Samuel C. Scott II(22)	13,902	*	—	—	*
All directors and executive officers, as a group (10 individuals)	145,885,358	77.8%	144,235,246	100%	75.3%
* Represents less than 1%
____________

(1)Unless otherwise noted, the business address of each of those listed in the table above is c/o GCM Grosvenor, 900 North Michigan Avenue, Suite 1100, Chicago, IL 60611.
(2)Percentage of combined voting power represents voting power with respect to all shares of Class A common stock and Class C common stock, voting together as a single class. Each holder of Class A common stock is entitled to one vote per share, and each holder of Class C common stock is entitled to the lesser of (i) 10 votes per share and (ii) the Class C Share Voting Amount on all matters submitted to stockholders for their vote or approval. From and after the Sunset Date, holders of Class C Common Stock will be entitled to one vote per share. Class C common stock does not have any of the economic rights (including rights to dividends and distributions upon liquidation) associated with Class A common stock.
(3)Pursuant to a Schedule 13G filed with the SEC on December 14, 2020 by CF Finance Holdings LLC (“CF Holdings”). Includes (i) 3,500,000 shares of Class A common stock held by CF GCM Investor, LLC (the “CF Investor”, and together with CF Holdings, the “CF Investors”), (ii) 2,951,535 shares of Class A common stock held by CF Holdings, (iii) 1,500,000 shares of Class A common stock underlying warrants held by the CF Investor and (iv) 300,000 shares of Class A common stock underlying warrants held by CF Holdings. Cantor Fitzgerald, L.P. (“Cantor”) is the sole member of each of the CF Investors. CF Group Management, Inc. (“CFGM”) is the managing general partner of Cantor. Howard Lutnick is Chairman and Chief Executive of CFGM and trustee of CFGM’s sole stockholder. As such, each of Cantor, CFGM and Mr. Lutnick may be deemed to have beneficial ownership of the securities directly held by the CF Investors. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. Amounts include a total of 1,800,000 shares of Class A common stock that may be acquired upon exercise of warrants exercisable within 60 days. The business address for the entities and individual discussed in this footnote is 110 East 59th Street, New York, NY 10022.

(4)Pursuant to a Schedule 13G/A filed with the SEC on February 10, 2022 by Adage Capital Partners, L.P. Adage Capital Partners, L.P. reported shared voting and dispositive power over 4,942,786 shares of Class A common stock. The address of Adage Capital Partners, L.P. is 200 Clarendon Street, 52nd floor, Boston, Massachusetts 02116.
(5)Pursuant to a Schedule 13G/A filed with the SEC on February 9, 2023 by The Vanguard Group. The Vanguard Group reported sole dispositive power over 4,100,521 shares of Class A common stock, shared voting power over 56,034 shares of Class A common stock and shared dispositive power over 72,568 shares of Class A common stock. The address of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.
(6)Pursuant to a Schedule 13G/A filed with the SEC on February 14, 2023 by Ameriprise Financial, Inc. Ameriprise Financial, Inc. reported shared voting and dispositive power over 4,105,724 shares of Class A common stock. The address of Ameriprise Financial, Inc. is 145 Ameriprise Financial Center, Minneapolis, MN 55474.
(7)Pursuant to a Schedule 13G filed with the SEC on February 14, 2023 by Ariel Investments, LLC. Ariel Investments LLC reported sole dispositive power over 3,903,899 shares of Class A common stock and sole voting power over 3,355,453 shares of Class A common stock. The address of Ariel Investments, LLC is 200 E. Randolph Street, Suite 2900, Chicago, IL 60601.
(8)Pursuant to a Schedule 13G/A filed with the SEC on February 14, 2023 by Schonfeld Strategic Advisors LLC. Schonfeld Strategic Advisors LLC reported sole voting and dispositive power over 3,550,922 shares of Class A common stock and shared voting and dispositive power over 37,794 shares of Class A common stock. The address of Schonfeld Strategic Advisors LLC is 590 Madison Avenue, 23rd Floor, New York, New York 10022.
(9)Pursuant to a Schedule 13G/A filed with the SEC on February 8, 2023 by Massachusetts Financial Services Company. Massachusetts Financial Services Company reported sole voting and dispositive power over 3,294,398 shares of Class A common stock. The address of Massachusetts Financial Services Company is 111 Huntington Avenue, Boston, MA 02199.
(10)Pursuant to a Schedule 13G/A filed with the SEC on February 7, 2023 by BlackRock, Inc. BlackRock, Inc. reported sole dispositive power over 2,790,820 shares of Class A common stock and sole voting power over 2,760,706 shares of Class A common stock. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.
(11)Pursuant to a Schedule 13G filed with the SEC on February 14, 2023 by Mizuho Financial Group, Inc. Mizuho Financial Group, Inc. reported sole dispositive and voting power over 2,500,000 shares of Class A common stock. The address of Mizuho Financial Group, Inc. is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan.
(12)Pursuant to a Schedule 13G/A filed with the SEC on January 23, 2023 by Royce & Associates, LP. Royce & Associates, LP reported sole voting and dispositive power over 2,375,814 shares of Class A Common Stock. The address of Royce & Associates, LP is 745 Fifth Avenue, New York, NY 10151.
(13)Pursuant to a Schedule 13G/A filed with the SEC on February 14, 2023 by Michael Sacks, Grosvenor Holdings, L.L.C, Grosvenor Holdings II, L.L.C.,GCM Grosvenor Management, LLC, GCM Progress LL and GCM Progress Subsidiary LLC, Mr. Sacks reported shared voting power and shared dispositive power over 145,135,246 shares of Class A common stock, Grosvenor Holdings, L.L.C. reported shared voting power and shared dispositive power over 134,858,026 shares of Class A common stock, Grosvenor Holdings II, L.L.C. reported shared voting power and shared dispositive power over 3,226,977 shares of Class A common stock, GCM Grosvenor Management, LLC reported shared voting power and shared dispositive power over 7,050,243 shares of Class A common stock, GCM Progress LLC reported shared voting power and shared dispositive power of 58,560,000 shares of Class A common stock and GCM Progress Subsidiary LLC reported shared voting power and shared dispositive power over 58,560,000 shares of Class A common stock. Includes 3,226,977 common units of Grosvenor Capital Management Holdings, LLLP (“common units”) held by Grosvenor Holdings II, L.L.C., 7,050,243 common units held by GCM Grosvenor Management, LLC, 58,560,000 common units held by GCM Progress Subsidiary LLC and 75,398,026 common units and 900,000 shares of Class A common stock issuable upon the exercise of warrants held by Grosvenor Holdings, L.L.C. Grosvenor Holdings, L.L.C, Grosvenor Holdings II, L.L.C., GCM Grosvenor Management, LLC and GCM Progress Subsidiary LLC have executed a pledge agreement with the lenders of the Senior Loan, pursuant to which Grosvenor Holdings, L.L.C. has pledged 75,398,026 common units, Grosvenor Holdings II, L.L.C. has pledged 3,226,977 common units, GCM Grosvenor Management, LLC has pledged 7,050,243 common units and GCM Progress Subsidiary has pledged 58,560,000 common units to secure the obligations under the Senior Loan as collateral against the repayment of the senior secured notes. The Pledge Agreement will remain in effect until such time as all obligations relating to the Senior Loans have been fulfilled. Mr. Sacks is the ultimate managing member of each of Grosvenor Holdings, L.L.C., Grosvenor Holdings II, L.L.C., GCM Grosvenor Management LLC, GCM Progress LLC and GCM Progress Subsidiary LLC and as a result may be deemed to share beneficial ownership of the securities held by the reporting persons.
(14)Does not include 165,834 restricted stock units that will vest on March 1, 2023 and will be delivered at a later date pursuant to the terms of Mr. Levin’s applicable Restricted Stock Unit Grant Notices (as defined in our GCM Grosvenor Inc. 2020 Incentive Award Plan).
(15)Does not include 259,167 restricted stock units that will vest on March 1, 2023 and will be delivered at a later date pursuant to the terms of Mr. Pollock’s applicable Restricted Stock Unit Grant Notices (as defined in our GCM Grosvenor Inc. 2020 Incentive Award Plan).
(16)Does not include 95,834 restricted stock units that will vest on March 1, 2023 and will be delivered at a later date pursuant to the terms of Ms. Bentley’s applicable Restricted Stock Unit Grant Notices (as defined in our GCM Grosvenor Inc. 2020 Incentive Award Plan), or 78,250 restricted stock units that will vest on March 31, 2023 and will be delivered pursuant to the terms of Ms. Bentley’s applicable Restricted Stock Unit Grant Notice (as defined in our GCM Grosvenor Inc. 2020 Incentive Award Plan).
(17)Does not include 42,500 restricted stock units that will vest on March 1, 2023 and will be delivered at a later date pursuant to the terms of Ms. Hurse’s applicable Restricted Stock Unit Grant Notices (as defined in our GCM Grosvenor Inc. 2020 Incentive Award Plan), or 69,500 restricted stock units that will vest on March 31, 2023 and will be delivered pursuant to the terms of Ms. Hurse’s applicable Restricted Stock Unit Grant Notice (as defined in our GCM Grosvenor Inc. 2020 Incentive Award Plan).

(18)Does not include 35,359 restricted stock units that are fully vested and will be delivered at a later date pursuant to Ms. Blanton’s elections.
(19)Does not include 10,000 restricted stock units that are fully vested and will be delivered at a later date pursuant to Dr. Cornelli’s election.
(20)Does not include 32,188 restricted stock units that are fully vested and will be delivered at a later date pursuant to Mr. Malkin’s elections.
(21)Does not include 41,697 restricted stock units that are fully vested and will be delivered at a later date pursuant to Ms. Masters’ elections.
(22)Does not include 35,359 restricted stock units that are fully vested and will be delivered at a later date pursuant to Mr. Scott’s elections.

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
The following are certain transactions, arrangements and relationships with our directors, executive officers and stockholders owning 5% or more of our outstanding common stock, or any member of the immediate family of any of the foregoing persons, since January 1, 2022, other than equity and other compensation, termination change in control and other arrangements, which are described under Item 11 of this Annual Report on Form 10-K.
Insurance Broker
GCM Grosvenor utilizes the services of an insurance broker (the “Broker”) to procure insurance coverage, including its general commercial package policy, health, workers’ compensation and professional and management liability coverage for its directors and officers. Mr. Malkin, including his immediate family members, has an economic interest in the Broker totaling approximately 35%, and Mr. Sacks’ brother serves as an executive officer of the Broker. During the year ended December 31, 2022, the Broker received commission payments in respect of the GCM Grosvenor insurance coverage in the amount of $0.7 million.

Firm Use of Private Aircraft
GCM Grosvenor personnel, including Mr. Sacks, make use of aircraft owned by Holdings that has been leased by Holdings to a third-party aviation services company that manages the aircraft (the “Aviation Company”). GCM Grosvenor charters the aircraft from the Aviation Company, and in some instances, leases from and makes direct payments to Holdings, when GCM Grosvenor personnel and their associated parties use the aircraft for business or personal use. During the year ended December 31, 2022, GCM Grosvenor made payments of approximately $2.4 million in aggregate to the Aviation Company and Holdings.
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
During the year ended December 31, 2022, the aggregate investment by GCM Grosvenor’s directors and executive officers (and their family members and investment vehicles) in GCM Grosvenor’s investment funds was approximately $367.2 million, which includes amounts invested in a GCM Grosvenor investment fund on a non-recourse leveraged basis through a feeder vehicle.
During the year ended December 31, 2022, the aggregate investment by Mr. Sacks (including his family members, investment vehicles and Holdings) in GCM Grosvenor’s investment funds was approximately $100.9 million, which includes amounts invested in a GCM Grosvenor investment fund on a non-recourse leveraged basis through a feeder vehicle.
During the year ended December 31, 2022, the aggregate investment by Mr. Levin (including his family members and investment vehicles) in GCM Grosvenor’s investment funds was approximately $7.1 million, which includes amounts invested in a GCM Grosvenor investment fund on a non-recourse leveraged basis through a feeder vehicle.
During the year ended December 31, 2022, the aggregate investment by Mr. Pollock (including his family members and investment vehicles) in GCM Grosvenor’s investment funds was approximately $2.4 million.
During the year ended December 31, 2022, the aggregate investment by Mr. Malkin (including his family members and investment vehicles he manages for his family members) in GCM Grosvenor’s investment funds was approximately $256.8 million, which includes amounts invested in a GCM Grosvenor investment fund on a non-recourse leveraged basis through a feeder vehicle.
Messrs. Sacks, Levin, Pollock and Malkin and Ms. Hurse (and/or their estate planning vehicles and investment vehicles) hold membership interests in Holdings.
Lease of Principal Headquarters
GCM Grosvenor leases (the “Lease”) its principal headquarters in Chicago from 900 North Michigan, LLC, a Delaware limited liability company (the “Landlord”). Mr. Malkin, including his immediate family members, has an economic interest in the Landlord totaling approximately 36% in the aggregate. The term of the Lease expires September 30, 2026. The Lease provides for monthly rent and payment of operating expenses on a triple-net basis. During the year ended December 31, 2022, GCM Grosvenor made lease payments of $6.1 million in satisfaction of its obligations pursuant to the Lease.
Sublease and Services to Holdings
GCM Grosvenor subleases a portion of its principal headquarters in Chicago to Holdings at GCM Grosvenor’s cost under its lease. The current term of the sub-lease expires on September 30, 2026 and provides for monthly rent and payment of operating expenses on a triple-net basis. During the year ended December 31, 2022, Holdings made lease payments to GCM Grosvenor of $0.2 million in satisfaction of its obligations pursuant to the sublease.

GCM Grosvenor currently provides additional office space, office support and administrative services, to various persons who provide services, including personal services, primarily to Holdings and its members, including Michael J. Sacks. Holdings does not pay GCM Grosvenor for this use of space and support services. While GCM Grosvenor does not account for these services in the ordinary course and their value is not readily quantifiable, GCM Grosvenor would estimate the value of these services to be in excess of $120,000 for the year ended December 31, 2022. GCM Grosvenor also pays for certain insurance and other benefits for certain of these persons, for which it is reimbursed by Holdings.
Compensation of Immediate Family Member of Stephen Malkin
GCM Grosvenor has employed an immediate family member of Mr. Malkin in a non-executive officer position since August 2019. During the year ended December 31, 2022, Mr. Malkin’s family member received total compensation from GCM Grosvenor of approximately $297,000.
Stockholders’ Agreement
Upon consummation of the Business Combination, we entered into the Stockholders’ Agreement with the GCMH Equityholders and GCM V, pursuant to which, among other things, (i) GCM V was granted rights to designate all seven directors for election to our board of directors (and GCM V and the GCMH Equityholders will vote in favor of such designees) and (ii) GCM V and the GCMH Equityholders agreed to vote their voting shares in favor of any recommendations by our board of directors. Additionally, the Stockholders’ Agreement contains certain restrictions on transfer with respect to lock-up shares held by the GCMH Equityholders, including a three-year lock-up of such shares in each case, subject to limited exceptions as contemplated thereby (including that as of the date of this Annual Report on Form 10-K, the GCMH Equityholders may each transfer two-thirds of their lock-up shares until November 17, 2023). The Stockholders’ Agreement contemplates that our board of directors will consist of seven directors with the initial chairperson being Michael J. Sacks and also contains certain provisions intended to maintain our qualification as a “controlled company” within the meaning of Nasdaq Listing Rule 5615(c) corporate governance requirements.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table summarizes the fees of Ernst & Young LLP, our independent registered public accounting firm, billed to us for the years ended December 31, 2022 and 2021 (dollars in thousands):

	Year Ended December 31,
Fee Category	2022	2021
Audit Fees(1)	$1,140	$1,224
Audit-Related Fees(2)	591	796
Tax Fees(3)	1,375	1,008
All Other Fees(4)	471	45
Total Fees	$3,577	$3,073
____________
(1)Audit fees consist of fees for the audit of our consolidated financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.
(2)Audit-related fees consist of other audit and attest services not required by statute or regulation.
(3)Tax fees consist of fees for tax-related services, including tax compliance and tax advice related to transactions.
(4)All other fees consist of due diligence related to potential transactions.
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
(a)(3) Exhibits.
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1†	Transaction Agreement, dated as of August 2, 2020, by and among CF Finance Acquisition Corp., CF Finance Intermediate Acquisition, LLC, CF Finance Holdings, LLC, Grosvenor Holdings, L.L.C., GCM Grosvenor Holdings, LLC, Grosvenor Capital Management Holdings, LLLP, GCM Grosvenor Management, LLC, Grosvenor Holdings II, L.L.C., GCMH GP, L.L.C., GCM V, LLC, and GCM Grosvenor Inc.	8-K/A	001-38759	2.1	08/04/20
3.1	Amended and Restated Certificate of Incorporation of GCM Grosvenor Inc.	8-K	001-39716	3.1	11/20/20
3.2	Amended and Restated Bylaws of GCM Grosvenor Inc.	8-K	001-39716	3.2	11/20/20
4.1	Warrant Agreement, dated December 12, 2018, between Continental Stock Transfer & Trust Company and CF Finance Acquisition Corp.	8-K	001-38759	4.1	12/17/18
4.2	Description of Securities	10-K/A	001-39716	4.2	05/10/21
10.1	Stockholders’ Agreement	8-K	001-39716	10.1	11/20/20
10.2	Addendum to Stockholders' Agreement, effective as of November 5, 2021	10-K	001-39716	10.4	02/25/22
10.3	Amended and Restated Registration Rights Agreement	8-K	001-39716	10.2	11/20/20
10.4	Addendum to Amended and Restated Registration Rights Agreement, effective as of November 5, 2021	10-K	001-39716	10.2	02/25/22
10.5	Tax Receivable Agreement	8-K	001-39716	10.3	11/20/20
10.6	Fifth Amended and Restated Limited Liability Limited Partnership Agreement of Grosvenor Capital Management Holdings, LLLP	8-K	001-39716	10.4	11/20/20
10.7†	Credit Agreement, dated as of January 2, 2014, among Grosvenor Capital Management Holdings, LLLP, as borrower, Grosvenor Holdings, L.L.C., Grosvenor Holdings II, L.L.C., GCMH GP, L.L.C., GCM, L.L.C., the several lenders from time to time parties thereto, Goldman Sachs Bank USA, as administrative agent, collateral agent and swingline lender, BMO Harris Bank N.A., as letter of credit issuer, and Bank of Montreal, Chicago Branch, as letter of credit issuer	S-4	333-242297	10.5	09/18/20

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.8†	Amendment No. 1, dated as of August 18, 2016, to the Credit Agreement, dated as of January 2, 2014, among Grosvenor Capital Management Holdings, LLLP, as borrower, Grosvenor Holdings, L.L.C., Grosvenor Holdings II, L.L.C., GCMH GP, L.L.C., GCM, L.L.C., the several lenders from time to time parties thereto, Goldman Sachs Bank USA, as administrative agent, collateral agent and swingline lender, BMO Harris Bank N.A., as letter of credit issuer, and Bank of Montreal, Chicago Branch, as letter of credit issuer	S-4	333-242297	10.6	09/18/20
10.9†	Amendment No. 2, dated as of April 19, 2017, to the Credit Agreement, dated as of January 2, 2014, among Grosvenor Capital Management Holdings, LLLP, as borrower, Grosvenor Holdings, L.L.C., Grosvenor Holdings II, L.L.C., GCMH GP, L.L.C., GCM, L.L.C., the several lenders from time to time parties thereto, Goldman Sachs Bank USA, as administrative agent, collateral agent and swingline lender, BMO Harris Bank N.A., as letter of credit issuer, and Bank of Montreal, Chicago Branch, as letter of credit issuer	S-4	333-242297	10.7	09/18/20
10.10†	Amendment No. 3, dated as of August 22, 2017, to the Credit Agreement, dated as of January 2, 2014, among Grosvenor Capital Management Holdings, LLLP, as borrower, Grosvenor Holdings, L.L.C., Grosvenor Holdings II, L.L.C., GCMH GP, L.L.C., GCM, L.L.C., the several lenders from time to time parties thereto, Goldman Sachs Bank USA, as administrative agent, collateral agent and swingline lender, BMO Harris Bank N.A., as letter of credit issuer, and Bank of Montreal, Chicago Branch, as letter of credit issuer	S-4	333-242297	10.8	09/18/20
10.11†	Amendment No. 4, dated as of March 29, 2018, to the Credit Agreement, dated as of January 2, 2014, among Grosvenor Capital Management Holdings, LLLP, as borrower, Grosvenor Holdings, L.L.C., Grosvenor Holdings II, L.L.C., GCMH GP, L.L.C., GCM, L.L.C., the several lenders from time to time parties thereto, Goldman Sachs Bank USA, as administrative agent, collateral agent and swingline lender, BMO Harris Bank N.A., as letter of credit issuer, and Bank of Montreal, Chicago Branch, as letter of credit issuer	S-4	333-242297	10.9	09/18/20
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
		10-K/A	001-39716	10.10	05/10/21

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.13†	Amendment No. 6, dated as of June 23, 2021, to the Credit Agreement, dated as of January 2, 2014, among Grosvenor Capital Management Holdings, LLLP, as borrower, Grosvenor Holdings, L.L.C., Grosvenor Holdings II, L.L.C., GCM Grosvenor Management, LLC, GCM Grosvenor Holdings, LLC, GCM, L.L.C., the several lenders from time to time parties thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and swingline lender	8-K	001-39716	10.1	06/24/21
10.14†	Purchase and Sale Agreement, dated as of March 4, 2020, by and among Grosvenor Capital Management Holdings, LLLP, CFIG Holdings, LLC, Grosvenor Capital Management, L.P., GCM Investments GP, LLC and Mosaic Acquisitions 2020, L.P.	S-4	333-242297	10.10	10/09/20
10.15†	Call Agreement, dated as of March 4, 2020, by and among Grosvenor Holdings, LLC and the parties thereto	S-4	333-242297	10.11	10/09/20
10.16†	Second Amended and Restated Exempted Limited Partnership Agreement of Mosaic Acquisitions 2020, L.P., dated as of March 4, 2020	S-4	333-242297	10.12	10/09/20
10.17	Investment Funding Agreement, dated as of March 4, 2020, by and among Mosaic Acquisitions 2020, L.P., CFIG Holdings, LLC and Mosaic GP Entity, L.P.	S-4	333-242297	10.13	09/18/20
10.18#	Third Amended and Restated Employment Agreement, Dated August 2, 2020, by and Among Michael J. Sacks, Grosvenor Capital Management, L.P. and Grosvenor Capital Management Holdings, LLLP	S-4	333-242297	10.15	09/18/20
10.19#	Amended and Restated Employment and Non-Competition Agreement, Dated July 29, 2020, by and Between Grosvenor Capital Management, L.P. and Jonathan R. Levin	S-4	333-242297	10.16	09/18/20
10.20#	Employment and Protective Covenants Agreement, by and between Sandra Hurse and Grosvenor Capital Management, L.P	S-4	333-242297	10.17	10/05/20
10.21#	Amendment to Employment and Protective Covenants Agreement, by and between Sandra Hurse and Grosvenor Capital Management, L.P.	10-K/A	001-39716	10.18	05/10/21
10.22#	Amended and Restated Employment and Protective Covenants Agreement, by and Between Grosvenor Capital Management, L.P. and Frederick E. Pollock	S-4	333-242297	10.19	10/05/20
10.23#	Amendment to Employment and Protective Covenants Agreement, by and between Frederick E. Pollock and Grosvenor Capital Management, L.P.	10-K/A	001-39716	10.22	05/10/21
10.24#	Second Amendment to Amended and Restated Employment and Protective Covenants Agreement, by and between Frederick E. Pollock and Grosvenor Capital Management, L.P.	10-K/A	001-39716	10.23	05/10/21
10.25#	First Amended and Restated Employment and Protective Covenants Agreement, effective January 1, 2021, by and between Grosvenor Capital Management, L.P. and Pamela L. Bentley	8-K	001-39716	10.1	1/4/2021
10.26	Form of Subscription Agreement, by and between GCM Grosvenor Inc. and the undersigned subscriber party thereto	10-Q	001-39716	10.1	11/20/20

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.27	Sponsor Support Agreement, dated as of August 2, 2020, by and among CF Finance Acquisition Corp., Grosvenor Capital Management Holdings, LLLP, Grosvenor Holdings, L.L.C. and CF Finance Holdings, LLC	8-K/A	001-38759	10.2	8/4/20
10.28	Forward Purchase Contract, dated December 12, 2018, by and between CF Finance Acquisition Corp. and CF Finance Holdings LLC.	8-K	001-38759	10.4	12/17/18
10.29	Amendment No. 1 to Forward Purchase Contract, dated August 2, 2020, by and between CF Finance Acquisition Corp. and CF Finance Holdings LLC	8-K/A	001-38759	10.1	8/4/20
10.30	Form of Indemnification Agreement	8-K	001-39716	10.5	11/20/20
10.31#	GCM Grosvenor Deferred Compensation Plan	S-4	333-242297	10.20	09/18/20
10.32#	GCM Grosvenor 2018 Asset Pool Award Plan	S-4	333-242297	10.21	09/18/20
10.33#	GCM Grosvenor 2017 Asset Pool Award Plan	S-4	333-242297	10.22	09/18/20
10.34#	GCM Grosvenor Inc. 2020 Incentive Award Plan	S-8	333-251110	99.1	12/04/20
10.35#	Form of Employee Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement pursuant to GCM Grosvenor Inc. 2020 Incentive Award Plan	10-Q	001-39716	10.1	05/10/22
10.36#	Form of Employee Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement pursuant to GCM Grosvenor Inc. 2020 Incentive Award Plan (Settlement Options)	10-Q	001-39716	10.1	11/09/22
10.37#	Form of Non-Employee Director Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement pursuant to GCM Grosvenor Inc. 2020 Incentive Award Plan	10-Q	001-39716	10.2	05/10/22
10.38#	Grosvenor Capital Management, L.P. OCF III Bonus Plan	S-4	333-242297	10.23	09/18/20
10.39#	Grosvenor Capital Management, L.P. OCF IV Bonus Plan	S-4	333-242297	10.24	09/18/20
10.40#	GCM Grosvenor Inc. Non-Employee Director Compensation Policy	10-Q	001-39716	10.4	05/14/21
10.41#	GCM Grosvenor Inc. Non-Employee Director Compensation Policy (effective as of January 1, 2023)					*
10.42	Office Lease, dated December 17, 2004, between LaSalle Bank National Association and Grosvenor Capital Management, L.P.	S-4	333-242297	10.37	10/09/20
10.43	First Amendment to Office Lease, dated May 31, 2007	S-4	333-242297	10.38	10/09/20
10.44	Second Amendment to Office Lease, dated July 1, 2008	S-4	333-242297	10.39	10/09/20
10.45	Third Amendment to Office Lease, dated August 31, 2009	S-4	333-242297	10.40	10/09/20
10.46	Fourth Amendment to Office Lease, dated September 1, 2011	S-4	333-242297	10.41	10/09/20
10.47	Fifth Amendment to Office Lease, dated May 31, 2012	S-4	333-242297	10.42	10/09/20
10.48	Sixth Amendment to Office Lease, dated January 18, 2013	S-4	333-242297	10.43	10/09/20
10.49	Seventh Amendment to Office Lease, dated November 30, 2017	S-4	333-242297	10.44	10/09/20
10.50	Eighth Amendment to Office Lease, dated December 26, 2019	S-4	333-242297	10.45	10/09/20
21.1	List of subsidiaries of GCM Grosvenor Inc.					*
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					*
31.1	Chief Executive Officer Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002					*

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
31.2	Chief Financial Officer Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002					*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					**
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
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

GCM GROSVENOR INC.
Date: February 23, 2023	By:	/s/ Michael J. Sacks
Michael J. Sacks
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael J. Sacks	Chairman of the Board and Chief Executive Officer	February 23, 2023
Michael J. Sacks	(principal executive officer)
/s/ Jonathan Levin	President and Director	February 23, 2023
Jonathan Levin
/s/ Pamela L. Bentley	Chief Financial Officer	February 23, 2023
Pamela L. Bentley	(principal financial officer)
/s/ Kathleen P. Sullivan	Chief Accounting Officer	February 23, 2023
Kathleen P. Sullivan	(principal accounting officer)
/s/ Angela Blanton	Director	February 23, 2023
Angela Blanton
/s/ Francesca Cornelli	Director	February 23, 2023
Francesca Cornelli
/s/ Stephen Malkin	Director	February 23, 2023
Stephen Malkin
/s/ Blythe Masters	Director	February 23, 2023
Blythe Masters
/s/ Samuel C. Scott III	Director	February 23, 2023
Samuel C. Scott III