Form 10-Q
period 2023-03-31
GCM Grosvenor Inc.
filed 2023-05-10
CIK 1819796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 8, 2023, there were 41,872,348 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding and 144,235,246 shares of the registrant’s Class C common stock, par value $0.0001 per share, outstanding.

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

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including, but not limited to, statements regarding our future results of operations or financial condition; business strategy and plans; market opportunity; changes to government regulations and our ability to comply with new or ongoing requirements and global economic conditions may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth and our objectives for future operations.

The forward-looking statements in this Quarterly Report on Form 10-Q are only current expectations and predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the historical performance of GCM Grosvenor’s funds may not be indicative of GCM Grosvenor’s future results; risks related to redemptions and termination of engagements; the variable nature of GCM Grosvenor’s revenues; competition in GCM Grosvenor’s industry; effects of government regulation or compliance failures; market, geopolitical and economic conditions, including rising inflation and interest rates; the potential or actual outbreak of war or other hostilities, such as Russia’s invasion of Ukraine in February 2022; identification and availability of suitable investment opportunities; risks related to the performance of GCM Grosvenor’s investments; and the other important factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and other filings with the Securities and Exchange Commission. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GCM Grosvenor Inc.
Condensed Consolidated Statements of Financial Condition
(In thousands, except share and per share amounts)

	As of
	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and cash equivalents	$61,873	$85,163
Management fees receivable	19,962	18,720
Incentive fees receivable	14,327	16,478
Due from related parties	13,509	13,119
Investments	231,799	223,970
Premises and equipment, net	4,182	4,620
Lease right-of-use assets	12,201	12,479
Intangible assets, net	3,612	3,940
Goodwill	28,959	28,959
Deferred tax assets, net	61,521	60,320
Other assets	19,984	21,165
Total assets	471,929	488,933
Liabilities and Equity (Deficit)
Accrued compensation and benefits	38,481	52,997
Employee related obligations	32,960	36,328
Debt	386,899	387,627
Payable to related parties pursuant to the tax receivable agreement	55,354	55,366
Lease liabilities	14,840	15,520
Warrant liabilities	10,081	7,861
Accrued expenses and other liabilities	41,388	27,240
Total liabilities	580,003	582,939
Commitments and contingencies (Note 13)

Preferred stock, $0.0001 par value, 100,000,000 shares authorized, none issued	—	—
Class A common stock, $0.0001 par value, 700,000,000 authorized; 41,390,306 and 41,806,215 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	4	4
Class B common stock, $0.0001 par value, 500,000,000 authorized, none issued	—	—
Class C common stock, $0.0001 par value, 300,000,000 authorized; 144,235,246 issued and outstanding as of March 31, 2023 and December 31, 2022	14	14
Additional paid-in capital	1,283	—
Accumulated other comprehensive income	2,747	4,096
Retained earnings	(29,931)	(23,934)
Total GCM Grosvenor Inc. deficit	(25,883)	(19,820)
Noncontrolling interests in subsidiaries	65,863	67,900
Noncontrolling interests in GCMH	(148,054)	(142,086)
Total deficit	(108,074)	(94,006)
Total liabilities and equity (deficit)	$471,929	$488,933

See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Income (Loss)
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenues
Management fees	$92,245	$92,110
Incentive fees	5,815	11,992
Other operating income	1,056	1,026
Total operating revenues	99,116	105,128
Expenses
Employee compensation and benefits	86,224	65,905
General, administrative and other	25,779	21,258
Total operating expenses	112,003	87,163
Operating income (loss)	(12,887)	17,965
Investment income	6,324	10,860
Interest expense	(6,655)	(5,284)
Other income	714	1
Change in fair value of warrant liabilities	(2,221)	2,022
Net other income (expense)	(1,838)	7,599
Income (loss) before income taxes	(14,725)	25,564
Provision for income taxes	422	2,333
Net income (loss)	(15,147)	23,231
Less: Net income attributable to noncontrolling interests in subsidiaries	2,773	4,836
Less: Net income (loss) attributable to noncontrolling interests in GCMH	(16,690)	13,669
Net income (loss) attributable to GCM Grosvenor Inc.	$(1,230)	$4,726

Earnings (loss) per share of Class A common stock:
Basic	$(0.03)	$0.11
Diluted	$(0.10)	$0.08
Weighted average shares of Class A common stock outstanding:
Basic	42,380,335	44,593,746
Diluted	186,615,581	189,666,053
See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$(15,147)	$23,231
Other comprehensive income (loss), net of tax:
Net change in cash flow hedges	(5,743)	18,334
Foreign currency translation adjustment	(58)	(765)
Total other comprehensive income (loss)	(5,801)	17,569
Comprehensive income (loss) before noncontrolling interests	(20,948)	40,800
Less: Comprehensive income attributable to noncontrolling interests in subsidiaries	2,773	4,836
Less: Comprehensive income (loss) attributable to noncontrolling interests in GCMH	(21,142)	27,140
Comprehensive income (loss) attributable to GCM Grosvenor Inc.	$(2,579)	$8,824
See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Equity (Deficit)
(Unaudited)
(In thousands)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Noncontrolling Interests in GCMH	Total Equity (Deficit)
Balance at December 31, 2022	$4	$14	$—	$(23,934)	$4,096	$67,900	$(142,086)	$(94,006)

Capital contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	167	—	167
Capital distributions paid to noncontrolling interests	—	—	—	—	—	(4,977)	—	(4,977)
Repurchase of Class A common stock	—	—	(746)	—	—	—	(2,587)	(3,333)
Settlement of equity-based compensation in satisfaction of withholding tax requirements	—	—	(848)	—	—	—	(2,946)	(3,794)
Deemed contributions	—	—	—	—	—	—	11,097	11,097
Net change in cash flow hedges	—	—	—	—	(1,335)	—	(4,408)	(5,743)
Translation adjustment	—	—	—	—	(14)	—	(44)	(58)
Equity-based compensation	—	—	2,864	—	—	—	9,945	12,809
Declared dividends	—	—	—	(5,102)	—	—	—	(5,102)
Deferred tax and other tax adjustments	—	—	13	—	—	—	—	13
Equity reallocation between controlling and non-controlling interests	—	—	—	335	—	—	(335)	—
Net income (loss)	—	—	—	(1,230)	—	2,773	(16,690)	(15,147)
Balance at March 31, 2023	$4	$14	$1,283	$(29,931)	$2,747	$65,863	$(148,054)	$(108,074)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Noncontrolling Interests in GCMH	Total Equity (Deficit)
Balance at December 31, 2021	$4	$14	$1,501	$(26,222)	$(1,007)	$96,687	$(126,778)	$(55,801)

Capital contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	187	—	187
Capital distributions paid to noncontrolling interests	—	—	—	—	—	(10,219)	—	(10,219)
Repurchase of Class A common stock	—	—	(569)	—	—	—	(1,872)	(2,441)
Settlement of equity-based compensation in satisfaction of withholding tax requirements	—	—	(138)	—	—	—	(454)	(592)
Partners’ distributions	—	—	—	—	—	—	(36,401)	(36,401)
Deemed contributions	—	—	—	—	—	—	7,115	7,115
Net change in cash flow hedges	—	—	—	—	4,276	—	14,058	18,334
Translation adjustment	—	—	—	—	(178)	—	(587)	(765)
Equity-based compensation	—	—	2,074	—	—	—	6,824	8,898
Declared dividends	—	—	—	(4,761)	—	—	—	(4,761)
Deferred tax and other tax adjustments	—	—	(9)	—	(77)	—	—	(86)
Equity reallocation between controlling and non-controlling interests	—	—	—	164	—	—	(164)	—
Net income	—	—	—	4,726	—	4,836	13,669	23,231
Balance at March 31, 2022	$4	$14	$2,859	$(26,093)	$3,014	$91,491	$(124,590)	$(53,301)

See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income (loss)	$(15,147)	$23,231
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	675	978
Equity-based compensation	12,809	8,898
Deferred tax income expense (benefit)	(1,219)	640
Other non-cash compensation	584	84
Partnership interest-based compensation	11,097	7,115
Amortization of debt issuance costs	272	275
Amortization of terminated swap	(991)	1,341
Change in fair value of warrant liabilities	2,221	(2,022)
Change in payable to related parties pursuant to tax receivable agreement	(12)	(7)
Amortization of deferred rent	—	24
Proceeds received from investments	3,030	8,044
Non-cash investment income	(6,324)	(10,860)
Non-cash lease expense	1,623	1,549
Other	316	2
Change in assets and liabilities:
Management fees receivable	(1,214)	3,454
Incentive fees receivable	2,151	75,999
Due from related parties	(390)	1,130
Other assets	1,155	38
Accrued compensation and benefits	(19,123)	(80,279)
Lease liabilities	(2,024)	(1,953)
Employee related obligations	113	(310)
Accrued expenses and other liabilities	5,637	3,072
Net cash provided by (used in) operating activities	(4,761)	40,443
Cash flows from investing activities
Purchases of premises and equipment	(203)	(285)
Contributions/subscriptions to investments	(8,505)	(6,702)
Distributions from investments	3,970	3,195
Net cash used in investing activities	(4,738)	(3,792)
Cash flows from financing activities
Capital contributions received from noncontrolling interests	167	187
Capital distributions paid to partners and member	—	(36,401)
Capital distributions paid to noncontrolling interests	(4,977)	(10,219)
Principal payments on senior loan	(1,000)	(1,000)
Payments to repurchase Class A common stock	(3,333)	(2,441)
Payments to repurchase warrants	—	(643)
Settlement of equity-based compensation in satisfaction of withholding tax requirements	—	(592)
Dividends paid	(4,577)	(4,391)
Net cash used in financing activities	(13,720)	(55,500)
Effect of exchange rate changes on cash	(71)	(826)
Net decrease in cash and cash equivalents	$(23,290)	$(19,675)
Cash and cash equivalents
Beginning of period	85,163	96,185
End of period	$61,873	$76,510
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$6,980	$3,612
Cash paid during the period for income taxes	$545	$770
Supplemental disclosure of cash flow information from operating activities
Non-cash right-of-use assets obtained in exchange for new operating leases	$1,351	$—
Supplemental disclosure of non-cash information from financing activities
Deemed contributions from GCMH Equityholders	$11,097	$7,115
Establishment of deferred tax assets, net related to tax receivable agreement and the Transaction	$13	$(9)
Dividends declared but not paid	$546	$392
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
GCMG was incorporated on July 27, 2020 under the laws of the State of Delaware for the purpose of consummating the Transaction and merging with CF Finance Acquisition Corp. (“CFAC”), which was incorporated on July 9, 2014 under the laws of the State of Delaware. GCMG owns all of the equity interests of GCM Grosvenor Holdings, LLC (“IntermediateCo”), formerly known as CF Finance Intermediate Acquisition, LLC until November 18, 2020, which is the general partner of GCMH subsequent to the Transaction. GCMG’s ownership (through IntermediateCo) of GCMH as of March 31, 2023 and December 31, 2022 was approximately 22.3% and 22.5%, respectively.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all necessary adjustments (which consists of only normal recurring items) have been made to fairly present the Condensed Consolidated Financial Statements for the interim periods presented. Results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”).
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
Investments
Investments primarily consist of investments in GCM Funds and other funds the Company does not control, but is deemed to exert significant influence, and are generally accounted for using the equity method of accounting. Under the equity method of accounting, the Company records its share of the underlying income or loss of such entities, which reflects the net asset value of such investments. Management believes the net asset value of the funds is representative of fair value. The resulting gains and losses are included as investment income in the Condensed Consolidated Statements of Income (Loss).
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
Certain subsidiaries which hold the general partner capital interest in the GCM Funds are not wholly owned, and as such, the portion of the Company’s investments owned by limited partners in those subsidiaries are reflected within noncontrolling interests in the Condensed Consolidated Statements of Financial Condition.
For certain other debt investments, the Company has elected the fair value option. Such election is irrevocable and is made at the investment level at initial recognition. The debt investments are not publicly traded and are a Level 3 fair value measurement. For investments carried at fair value, the Company records the increase or decrease in fair value as investment income in the Condensed Consolidated Statements of Income (Loss). See Note 5 for additional information regarding the Company’s other investments.
Recently Issued Accounting Standards
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

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

3. Revenue
For the three months ended March 31, 2023 and 2022, management fees and incentive fees consisted of the following:

	Three Months Ended March 31,
Management fees	2023	2022
Management fees, net	$88,938	$89,552
Fund expense reimbursement revenue	3,307	2,558
Total management fees	$92,245	$92,110

	Three Months Ended March 31,
Incentive fees	2023	2022
Performance fees	$244	$1,001
Carried interest	5,571	10,991
Total incentive fees	$5,815	$11,992
The Company recognized revenues of $0.4 million during the three months ended March 31, 2022 that were previously received and deferred at the beginning of the period. The Company did not recognize revenue during the three months ended March 31, 2023 that was previously deferred.
4. Investments
Investments consist of the following:

	As of
	March 31, 2023	December 31, 2022
Equity method investments	$221,334	$213,776
Other investments	10,465	10,194
Total investments	$231,799	$223,970
As of March 31, 2023 and December 31, 2022, the Company held investments of $231.8 million and $224.0 million, respectively, of which $63.1 million and $64.9 million were owned by noncontrolling interest holders, respectively. Future net income (loss) and cash flow from investments held by noncontrolling interest holders will not be attributable to the Company.
See Note 5 for fair value disclosures of certain investments held within other investments.
5. Fair Value Measurements
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis and level of inputs used for such measurements as of March 31, 2023 and December 31, 2022:

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

	Fair Value as of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$11,505	$—	$—	$11,505
Other investments	—	—	10,279	10,279
Total assets	$11,505	$—	$10,279	$21,784

Liabilities
Public warrants	$9,472	$—	$—	$9,472
Private warrants	—	—	609	609
Interest rate derivatives	—	11,161	—	11,161
Total liabilities	$9,472	$11,161	$609	$21,242

	Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$36,240	$—	$—	$36,240
Other investments	—	—	10,007	10,007
Total assets	$36,240	$—	$10,007	$46,247

Liabilities
Public warrants	$7,386	$—	$—	$7,386
Private warrants	—	—	475	475
Interest rate derivatives	—	6,473	—	6,473
Total liabilities	$7,386	$6,473	$475	$14,334
Money Market Funds
Money market funds are valued using quoted market prices and are included in cash and cash equivalents in the Condensed Consolidated Statements of Financial Condition.
Interest Rate Derivatives
Management determines the fair value of its interest rate derivative agreements based on the present value of expected future cash flows based on observable future LIBOR rates applicable to each swap contract using linear interpolation, inclusive of the risk of non-performance, using a discount rate appropriate for the duration. See Note 12 for additional information regarding interest rate derivatives.
Other Investments
Investments in the subordinated notes of a structured alternatives investment solution are not publicly traded and are classified as Level 3. Management determines the fair value of these other investments using a discounted cash flow analysis (“Cash Flow Analysis”). The position was classified as Level 3 as of March 31, 2023 and December 31, 2022 because of the use of significant unobservable inputs in the Cash Flow Analysis as follows:

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

	March 31, 2023		December 31, 2022		Impact to Valuation from an Increase in Input(2)
Significant Unobservable Inputs(1)	Range	Weighted Average	Range	Weighted Average
Discount rate(3)	26.0% – 27.0%	26.5%	25.5% - 26.5%	26%	Decrease
Expected term (years)	10 – 15	N/A	10 – 15	N/A	Decrease
Expected return – liquid assets(4)	2.0% – 5.0%	4.6%	2.0% - 6.0%	5.0%	Increase
Expected total value to paid in capital – private assets(5)	1.32x – 2.40x	1.85x	1.32x – 2.40x	1.85x	Increase
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
The resulting fair values of $10.3 million and $10.0 million were recorded within investments in the Condensed Consolidated Statements of Financial Condition as of March 31, 2023 and December 31, 2022, respectively.
The following table presents changes in Level 3 assets measured at fair value for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$10,007	$11,010
Change in fair value	272	(378)
Balance at end of period	$10,279	$10,632
Public Warrants
The public warrants are valued using quoted market prices on the Nasdaq Stock Market LLC under the ticker GCMGW.
Private Warrants
The private warrants were classified as Level 3 as of March 31, 2023 and December 31, 2022 because of the use of significant unobservable inputs in the valuation, however the overall private warrant valuation and change in fair value are not material to the Condensed Consolidated Financial Statements.
The valuations for the private warrants were determined to be $0.68 and $0.53 per unit as of March 31, 2023 and December 31, 2022, respectively. The resulting fair values of $0.6 million and $0.5 million were recorded within warrant liabilities in the Condensed Consolidated Statements of Financial Condition as of March 31, 2023 and December 31, 2022, respectively. See Note 7 for additional information regarding the warrant activity.
The following table presents changes in Level 3 liabilities measured at fair value for the three months ended March 31, 2023 and 2022:

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$(475)	$(1,584)
Change in fair value	(134)	72
Balance at end of period	$(609)	$(1,512)
6. Equity
Shares of Common Stock Outstanding
The following table shows a rollforward of the common stock outstanding for the three months ended March 31, 2023:

	Three Months Ended March 31, 2023
	Class A common stock	Class B common stock	Class C common stock
Beginning of period	41,806,215	—	144,235,246
Repurchase of Class A Shares	(415,909)	—	—
End of period	41,390,306	—	144,235,246
As of March 31, 2023, 2,910,008 RSUs were vested, but not yet delivered, and are therefore not yet included in outstanding Class A common stock. The delivery of vested RSUs will be reduced by the number of shares withheld to satisfy statutory withholding tax obligations.
Dividends
Dividends are reflected in the Condensed Consolidated Statements of Equity (Deficit) when declared by the Board of Directors. The table below summarizes dividends declared to date during 2023:

Declaration Date	Record Date	Payment Date	Dividend per Common Share
February 9, 2023	March 1, 2023	March 15, 2023	$0.11
May 9, 2023	June 1, 2023	June 15, 2023	$0.11
Dividend equivalent payments of $1.9 million were accrued for holders of RSUs as of March 31, 2023. Distributions to partners represent distributions made to GCMH Equityholders.
Stock Repurchase Plan
On August 6, 2021, GCMG’s Board of Directors authorized a stock repurchase plan of up to an aggregate of $25.0 million, excluding fees and expenses, which may be used to repurchase shares of the Company’s outstanding Class A common stock and warrants to purchase shares of Class A common stock. Class A common stock and warrants may be repurchased from time to time in open market transactions, in privately negotiated transactions, including with employees or otherwise, pursuant to the requirements of Rule 10b5-1 and Rule 10b-18 of the Exchange Act, as well as to retire (by cash settlement or the payment of tax withholding amounts upon net settlement) equity-based awards granted under our 2020 Incentive Award Plan (and any successor plan thereto), with the terms and conditions of these repurchases depending on legal requirements, price, market and economic conditions and other factors. The Company is not obligated under the terms of the plan to repurchase any of its Class A common stock or warrants, the program has no expiration date and the Company may suspend or terminate the program at any time without prior notice. Any shares of Class A common stock and any warrants repurchased as part of this program will be canceled. On February 10, May 5, and November 7, 2022, GCMG’s Board of Directors made increases to its stock repurchase authorization for shares and warrants. The increases of $20.0 million on February 10, 2022 and May 5, 2022, and of $25.0 million on November 7, 2022, increased the total authorization to $45.0 million, $65.0 million, and $90.0 million as of February 10, May 5, and November 7, 2022, respectively.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

During the three months ended March 31, 2023, the Company is deemed to have repurchased 2,485,339 shares for (1) RSUs that were settled in cash or (2) amounts withheld in connection with the payment of tax liabilities on behalf of employees upon the settlement of vested RSUs for $19.4 million, or an average of $7.81 per share. The $19.4 million for deemed repurchases during the three months ended March 31, 2023 was recorded as a liability within accrued expenses and other liabilities and accrued compensation and benefits in the Condensed Consolidated Statements of Financial Condition as of March 31, 2023 as the amounts were settled in April 2023. See Note 10 for additional information regarding RSUs. In the three months ended March 31, 2023, the Company also repurchased 415,909 shares of Class A common stock for $3.3 million, or an average of $8.01 per share. As of March 31, 2023, the Company had $22.8 million remaining under the stock repurchase plan.
7. Warrants
The public and private warrants meet the definition of a derivative under ASC 815 and the Company records these warrants as liabilities in the Condensed Consolidated Statements of Financial Condition at fair value, with subsequent changes in their respective fair values recorded in the change in fair value of warrant liabilities within the Condensed Consolidated Statements of Income (Loss) at each reporting date.
Each public warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. The warrants expire 5 years after the consummation of the Transaction, or earlier upon redemption or liquidation. The public warrant holders do not have the rights or privileges of holders of Class A common stock and any voting rights until they exercise their warrants and receive shares of Class A common stock. After the issuance of shares of Class A common stock, upon exercise of the warrants, each holder will be entitled to one vote for each share held of record on all matters to be voted on by stockholders.
The private placement warrants (including the Class A common stock issuable upon exercise of the private placement warrants) will not be redeemable by the Company so long as they are held by CF Sponsor, Holdings or their permitted transferees. CF Sponsor, Holdings or their permitted transferees, have the option to exercise the private placement warrants on a cashless basis.
The following table shows public and private warrants outstanding as of March 31, 2023 and December 31, 2022:

	Public Warrants	Private Warrants	Total
Outstanding	16,784,970	900,000	17,684,970
There were no warrant exercises or repurchases during the three months ended March 31, 2023.
8. Variable Interest Entities
The Company consolidates certain VIEs in which it is determined that the Company is the primary beneficiary.
The Company holds variable interests in certain entities that are VIEs which are not consolidated, as it is determined that the Company is not the primary beneficiary. The Company’s involvement with such entities is generally in the form of direct equity interests in, and fee arrangements with, the entities in which it also serves as the general partner or managing member. The Company evaluated its variable interests in the VIEs and determined it is not considered the primary beneficiary of the entities primarily because it does not have interests in the entities that could potentially be significant. No reconsideration events that caused a change in the Company’s consolidation conclusions occurred during either the three months ended March 31, 2023 or the year ended December 31, 2022. As of March 31, 2023 and December 31, 2022, the total unfunded commitments from the special limited partner and general partners to the unconsolidated VIEs were $40.7 million and $41.1 million, respectively. These commitments are the primary source of financing for the unconsolidated VIEs.
The following table sets forth certain information regarding the VIEs in which the Company holds a variable interest but does not consolidate. The assets recognized on the Company’s Condensed Consolidated Statements of Financial Condition relate to the Company’s interests in and management fees, incentive fees and third party costs receivables from these non-consolidated VIEs. The Company’s maximum exposure to loss relating to non-consolidated VIEs as of March 31, 2023 and December 31, 2022 were as follows:

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

	As of
	March 31, 2023	December 31, 2022
Investments	$100,539	$98,712
Receivables	12,773	11,695
Maximum exposure to loss	$113,312	$110,407
The above table includes investments in VIEs which are owned by noncontrolling interest holders of approximately $35.1 million and $36.7 million as of March 31, 2023 and December 31, 2022, respectively.
9. Employee Compensation and Benefits
For the three months ended March 31, 2023 and 2022, employee compensation and benefits consisted of the following:

	Three Months Ended March 31,
	2023	2022
Cash-based employee compensation and benefits	$44,453	$41,376
Equity-based compensation	25,793	9,881
Partnership interest-based compensation	11,097	7,115
Carried interest compensation	3,560	5,855
Cash-based incentive fee related compensation	737	1,594
Other non-cash compensation	584	84
Total employee compensation and benefits	$86,224	$65,905
Partnership Interest in Holdings, Holdings II and Management LLC
Payments and settlements for partnership interest awards to the employees are made by GCMH Equityholders. As a result, the Company records a non-cash profits interest compensation charge and an offsetting deemed contribution to equity (deficit) to reflect the payments or settlements made or owed by the GCMH Equityholders. Since payments or settlements are made by Holdings, Holdings II and Management LLC, the expense that is pushed down to GCMH and the offsetting deemed contribution are each attributed solely to noncontrolling interests in GCMH. Any liability related to the awards is recognized at Holdings, Holdings II or Management LLC as Holdings, Holdings II or Management LLC is the party responsible for satisfying the obligation, and is not shown in the Company’s Condensed Consolidated Financial Statements. The Company has recorded deemed contributions to equity (deficit) from Holdings, Holdings II and Management LLC of approximately $11.1 million and $7.1 million for the three months ended March 31, 2023 and 2022, respectively, for partnership interest-based compensation expense which was or will ultimately be paid or settled by Holdings, Holdings II or Management LLC.
The Company has modified awards to certain individuals upon their voluntary retirement or intention to retire as employees. These awards generally include a stated target amount that, upon payment, terminates the recipient’s rights to future distributions and allows for a lump sum buy-out of the awards, at the discretion of the managing member of Holdings, Holdings II, and Management LLC. The awards are accounted for as partnership interest-based compensation at the fair value of these expected future payments, in the period the employees accepted the offer. No partnership interest-based compensation expense related to award modifications was recognized for the three months ended March 31, 2023 and $1.6 million was recognized for the three months ended March 31, 2022.
The liability associated with awards that contain a stated target has been retained by Holdings as of March 31, 2023 and December 31, 2022 and is re-measured at each reporting date, with any corresponding changes in liability being reflected as employee compensation and benefits expense of the Company. No recipients had unvested stated target payments as of March 31, 2023. Certain recipients had unvested stated target payments of $4.7 million as of March 31, 2022, which was not reflected as employee compensation and benefits expense by the Company as of March 31, 2022. The Company recognized

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
partnership interest-based compensation expense of $5.7 million and $5.5 million for the three months ended March 31, 2023 and 2022, respectively, related to profits interest awards that are in substance profit-sharing arrangements.
In the year ended December 31, 2022, GCMH Equityholders entered into an agreement that will transfer equity ownership between certain existing employee members of the GCMH Equityholders (“GCMH Equityholders Awards”). The GCMH Equityholders Awards will entitle recipients to receive Class A common stock upon vesting. The non-cash awards serve to transfer equity ownership from existing GCMH Equityholders to other existing member employees upon vesting. The GCMH Equityholders Awards do not dilute Class A common stockholders and do not impact cash flows of the Company. The GCMH Equityholders Awards are accounted for under ASC 718, Compensation—Stock Compensation. The awards generally will vest in May 2025 and do not entitle the recipients to dividends or distributions made on Class A common stock during the vesting period. As such, the fair value of the GCMH Equityholders Awards is based on the closing price of Class A common stock on the accounting grant date less the present value of dividends expected to be paid during the vesting period. GCMH Equityholders can settle the awards upon vesting by exchanging outstanding GCMH common units or by otherwise acquiring and delivering Class A common stock, and therefore the vesting of such awards will not dilute Class A common stockholders. The GCMH Equityholders Awards therefore have no economic impact on Class A common stockholders. As such, the expense that is pushed down to GCMH and the offsetting deemed contribution are each attributed solely to noncontrolling interests in GCMH, consistent with the accounting for payments to employees described above. The GCMH Equityholders Awards of 7,169,415 units had an aggregate grant date fair value of $53.4 million, or an average grant date fair value of $7.45 per unit. The Company recognized partnership interest-based compensation expense related to the GCMH Equityholders Awards of $5.4 million for the three months ended March 31, 2023. As of March 31, 2023, total unrecognized compensation expense related to unvested GCMH Equityholders Awards was $45.6 million and is expected to be recognized over the remaining weighted average period of 2.1 years.
Other
Other consists of employee compensation and benefits expense related to deferred compensation programs and other awards that represent investments made in GCM Funds on behalf of the employees.
10. Equity-Based Compensation
In March 2023, the Company granted 1.8 million equity-classified RSUs and 0.4 million liability-classified RSUs with aggregate grant date fair values of $14.7 million and $3.2 million, respectively, to certain employees. The liability-classified RSUs are either classified as liabilities because they are required to be settled in cash or because the Company has the right to and intends to (as of March 31, 2023) settle the RSUs partially or wholly in cash.
The majority of liability-classified awards outstanding as of December 31, 2022 were granted on December 15, 2022 and vested on March 31, 2023. In March 2023, the Company reclassified 1.0 million RSUs granted on December 15, 2022 from liability-classified to equity-classified based on management’s intent to settle the awards in shares of Class A common stock. Other awards generally vest either (a) one-third at the grant date with the remainder over two years in equal annual installments or (b) over a one to three year period. Upon delivery, the Company may withhold the number of shares to satisfy the statutory withholding tax obligation and deliver the net number of resulting shares vested.
See Note 9 for additional information regarding GCMH Equityholders Awards.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

A summary of non-vested equity-classified RSU activity for the three months ended March 31, 2023 is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of December 31, 2022	2,240,797	$11.71
Granted	1,782,783	8.26
Reclassified from liability-classified RSUs	1,010,339	8.38
Vested	(2,755,405)	10.83
Forfeited	(52,653)	9.98
Balance as of March 31, 2023	2,225,861	$8.56
A summary of non-vested liability-classified RSU activity for the three months ended March 31, 2023 is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of December 31, 2022	3,155,161	$8.41
Granted	392,261	8.25
Reclassified to equity-classified RSUs	(1,010,339)	8.38
Vested	(2,153,025)	8.40
Forfeited	(65,625)	8.38
Balance as of March 31, 2023	318,433	$8.40
The total grant-date fair value of RSUs that vested during the three months ended March 31, 2023 was $47.9 million. For the three months ended March 31, 2023 and 2022, $25.8 million and $9.9 million, respectively, of compensation expense related to RSUs was recorded within employee compensation and benefits in the Condensed Consolidated Statements of Income (Loss). As of March 31, 2023, total unrecognized compensation expense related to unvested RSUs was $20.1 million and is expected to be recognized over the remaining weighted average period of 2.6 years.
The tax benefit related to RSUs that vested during the three months ended March 31, 2023 will be recognized in the second and third quarters of 2023 when the cash or Class A common stock is delivered.
11. Debt
The table below summarizes the outstanding debt balance as of March 31, 2023 and December 31, 2022:

	As of
	March 31, 2023	December 31, 2022
Senior loan	$392,000	$393,000
Less: debt issuance costs	(5,101)	(5,373)
Total debt	$386,899	$387,627

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

Maturities of debt for the next five years and thereafter are as follows:

Year Ended December 31,
Remainder of 2023	$3,000
2024	4,000
2025	4,000
2026	4,000
2027	4,000
Thereafter	373,000
Total	$392,000
Senior Loan
On January 2, 2014, the Company entered into a senior secured term loan facility (“Senior Loan”), which was subsequently amended through several debt modifications.
On February 24, 2021, the Company completed an amendment and extension of its Senior Loan to further extend the maturity (“Amended Credit Agreement”). Approximately $290.0 million of the aggregate principal amount of the Senior Loan was extended from a maturity date of March 29, 2025 to a maturity date of February 24, 2028. On June 23, 2021, the Company further amended its Senior Loan to increase the aggregate principal amount from $290.0 million to $400.0 million (as extended and increased, the “2028 Term Loans”). The Company capitalized $0.9 million and $2.2 million of debt issuances costs related to payments to lenders in connection with the amendments and extension of its Senior Loan in February and June 2021, respectively, which were recorded within debt in the Consolidated Statements of Financial Condition.
Since June 30, 2021, quarterly principal payments of $1.0 million are required to be made toward the 2028 Term Loans beginning June 30, 2021 (less any reduction for prior or future voluntary or mandatory prepayments of principal). The 2028 Term Loans have an interest rate of 2.50% over the LIBOR, subject to a 0.50% LIBOR floor. In the event of a Benchmark Transition Event, the interest rate will default to the Term Secured Overnight Financing Rate (“Term SOFR”) plus a Benchmark Replacement Adjustment as recommended by the Relevant Governmental Body (all terms as defined in the Amended Credit Agreement).
In addition to the scheduled principal repayments, the Company is required to offer to make prepayments of Consolidated Excess Cash Flow (“Cash Flow Payments”) no later than five days following the date the quarterly financial statements are due if the leverage ratio exceeds 2.50x. The Cash Flow Payments were calculated as defined in the Senior Loan agreement based on a percentage of calculated excess cash. During the three months ended March 31, 2023, the Company did not make any Cash Flow Payments.
As of March 31, 2023 and December 31, 2022, $392.0 million and $393.0 million of 2028 Term Loans were outstanding, respectively, with weighted average interest rates of 7.03% and 3.00% for the three months ended March 31, 2023 and 2022, respectively.
Under the credit and guaranty agreement governing the terms of the Senior Loan, the Company must maintain certain leverage and interest coverage ratios. The credit and guaranty agreement also contains other covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur debt and restrict the Company and its subsidiaries ability to merge or consolidate, or sell or convey all or substantially all of the Company’s assets. As of March 31, 2023, the Company was in compliance with all covenants.
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

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

Credit Facility
Concurrent with the issuance of the Senior Loan, the Company entered into a $50.0 million revolving credit facility (“Credit Facility”). The Credit Facility matures on February 24, 2026 and carries an unused commitment fee that is paid quarterly. There were no outstanding borrowings related to the Credit Facility as of each of March 31, 2023 and December 31, 2022.
Other
Certain subsidiaries of the Company agree to jointly and severally guarantee, as primary obligors and not merely as surety guarantees the obligations of their parent entity, GCMH.
Amortization of deferred debt issuance costs was $0.3 million for each of the three months ended March 31, 2023 and 2022, respectively. These amounts were recorded within interest expense in the Condensed Consolidated Statements of Income (Loss).
The carrying value of the Senior Loan, excluding the unamortized debt issuance costs presented as a reduction to the principal balance, approximated the fair value as of March 31, 2023 and December 31, 2022. As the Senior Loan was not accounted for at fair value, it was not included in the Company’s fair value hierarchy in Note 5, however had it been included, it would have been classified in Level 2.
12. Interest Rate Derivatives
The Company has entered into various derivative agreements with financial institutions to hedge interest rate risk related to its outstanding debt. The Company had the following interest rate derivatives recorded as a liability within accrued expenses and other liabilities in the Condensed Consolidated Statements of Financial Condition as of March 31, 2023 and December 31, 2022:

Derivative	Notional Amount	Fair Value as of March 31, 2023	Fair Value as of December 31, 2022	Fixed Rate Paid	Floating Rate Received	Effective Date(2)	Maturity Date
Interest rate swap	$300,000	$(11,161)	$(6,473)	4.37%	1 month LIBOR(1)	November 2022	February 2028
____________
(1)Floating rate received subject to a 0.50% Floor. Refer to Note 11 regarding the interest rate on the outstanding debt in the event of a Benchmark Transition Event. If the outstanding debt defaults to Term SOFR plus a Benchmark Replacement Adjustment, the floating rate received under the interest rate swaps will also default to such rate.
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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
A rollforward of the amounts in accumulated other comprehensive income (loss) (“AOCI”) related to interest rate derivatives designated as cash flow hedges is as follows:

	Three Months Ended March 31,
	2023	2022
Derivative gain (loss) at beginning of period	$29,130	$(3,622)
Amount recognized in other comprehensive income (loss)[1]	(4,639)	16,360
Amount reclassified from accumulated other comprehensive income (loss) to interest expense	(1,104)	1,974
Derivative gain at end of period	23,387	14,712
Less: gain (loss) attributable to noncontrolling interests in GCMH	19,796	11,099
Derivative gain at end of period, net	$3,591	$3,613
____________
(1) Net of an immaterial tax impact for each of the three months ended March 31, 2023 and 2022.
In February 2021, the Company terminated derivative instruments which were entered into in 2017 and 2018. In October 2022, the Company terminated derivative instruments which were entered into in 2021 and received $40.3 million of cash for the fair market value of the interest rate swaps at termination. The amounts previously recorded as hedges in AOCI will remain in AOCI and will be recorded in interest expense within the Condensed Consolidated Statements of Comprehensive Income (Loss) over the original lives of the derivative instruments.
The Company reclassified $1.0 million and $1.3 million for the three months ended March 31, 2023 and 2022, respectively, from AOCI to interest expense relating to the derivative instruments terminated that initially qualified for hedge accounting. The net impact of these reclassifications decreased interest expense for the three months ended March 31, 2023 and increased interest expense for the three months ended March 31, 2022.
Effective on November 1, 2022, the Company entered into a swap agreement to hedge interest rate risk related to payments made for the 2028 Term Loans that has a notional amount of $300 million and a fixed rate of 4.37%. The new swap agreement and the 2028 Term Loans have a 0.50% LIBOR floor. The swap was determined to be an effective cash flow hedge at inception based on a comparison of critical terms.
The fair values of the interest rate swaps are based on observable market inputs and represent the net amount required to terminate the positions, taking into consideration market rates and non-performance risk. Refer to Note 5 for further details.
During the next twelve months, the Company expects to reclassify approximately $8.8 million from AOCI to interest expense (which will decrease interest expense), including the impact of the swap terminations.
13. Commitments and Contingencies
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
The components of operating lease expense recorded within general, administrative and other in the Condensed Consolidated Statements of Income (Loss) were as follows:

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

	Three Months Ended March 31,
	2023	2022
Operating lease cost(1)	$1,869	$1,846
Variable lease cost(2)	1,109	1,108
Less: sublease income	49	48
Total lease cost	$2,929	$2,906
____________
(1)Includes less than $0.1 million of short term lease expense for each of the three months ended March 31, 2023 and 2022.
(2)Includes common area maintenance charges and other variable costs not included in the measurement of ROU assets and lease liabilities.
The following table summarizes cash flows and other supplemental information related to our operating leases:

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$2,195	$2,145
Non-cash ROU assets obtained in exchange for new operating leases	1,351	N/A
Weighted average remaining lease term in years	2.7 years	3.3 years
Weighted average discount rate	4.9%	3.6%
As of March 31, 2023, the maturities of operating lease liabilities were as follows:

Remainder of 2023	$6,585
2024	3,636
2025	3,544
2026	1,974
2027	—
Thereafter	—
Total lease payments	15,739
Less: imputed interest	(899)
Total operating lease liabilities	$14,840
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
The Company had $85.2 million and $88.9 million of unfunded investment commitments as of March 31, 2023 and December 31, 2022, respectively, representing general partner capital funding commitments to several of the GCM Funds.
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
14. Related Parties
In regard to the following related party disclosures, the Company’s management cannot be sure that such transactions or arrangements would be the same to the Company if the parties involved were unrelated and such differences could be material.
The Company provides certain employees partnership interest awards which are paid by Holdings, Holdings II and Management LLC. Refer to Note 9 for further details.
The Company has a sublease agreement with Holdings. Because the terms of the sublease are identical to the terms of the original lease, there is no impact to net income (loss) in the Condensed Consolidated Statements of Income (Loss) or Condensed Consolidated Statements of Cash Flows.
The Company incurs certain costs, primarily related to accounting, client reporting, investment-decision making and treasury-related expenditures, for which it receives reimbursement from the GCM Funds in connection with its performance obligations to provide investment management services. The Company also incurs certain costs, primarily related to employee benefits and travel, for which it receives reimbursement from Holdings. Due from related parties in the Condensed Consolidated Statements of Financial Condition includes net receivables from GCM Funds of $12.9 million and $13.0 million and from Holdings of $0.6 million and $0.1 million as of March 31, 2023 and December 31, 2022, respectively, paid on behalf of affiliated entities that are reimbursable to the Company.
Our executive officers, senior professionals, and certain current and former employees and their families invest on a discretionary basis in GCM Funds, and such investments are generally not subject to management fees and performance fees. As of March 31, 2023 and December 31, 2022, such investments and future commitments were $375.3 million and $366.2 million in aggregate, respectively.
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
From time to time, certain of the Company’s executive officers utilize a private business aircraft, including an aircraft wholly owned or controlled by members of Holdings. Additionally, the Company arranges for the use of the private business aircraft through a number of charter services, including entities predominantly or wholly owned or controlled by members of Holdings. The Company paid, net of reimbursements, $1.4 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively, to utilize aircraft and charter services wholly owned or controlled by members of Holdings, which is recorded within general, administrative and other in the Condensed Consolidated Statements of Income (Loss).

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
The Company’s effective tax rate was (3)% and 9% for the three months ended March 31, 2023 and 2022, respectively. These rates were different than the statutory rate primarily due to the portion of income allocated to the noncontrolling interest holders, a valuation allowance recorded against deferred tax assets and discrete tax adjustments recorded in the periods.
As of March 31, 2023, the Company had no unrecognized tax positions and believes there will be no changes to uncertain tax positions within the next 12 months.
On August 16, 2022, the IRA was signed into law. In general, the provisions of the IRA will be effective beginning with the fiscal year 2023, with certain exceptions. The IRA includes a new 15% corporate minimum tax as well as a 1% excise tax on corporate stock repurchases completed after December 31, 2022. As required under the authoritative guidance of ASC 740, Income Taxes, the Company reviewed the impact on income taxes due to the change in legislation and concluded there was no impact to the financial statements as of March 31, 2023. The Company is in the process of evaluating the potential future impacts of the IRA, and while we do not expect a material impact from this legislation on our Condensed Consolidated Financial Statements, we will continue to review and monitor any additional guidance provided by the Internal Revenue Service.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
16. Earnings (Loss) Per Share
The following is a reconciliation of basic and diluted earnings (loss) per share for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Numerator for earnings (loss) per share calculation:
Net income (loss) attributable to GCM Grosvenor Inc., basic	$(1,230)	$4,726
Exchange of Partnership units	(16,683)	10,251
Net income (loss) attributable common stockholders, diluted	(17,913)	14,977

Denominator for earnings (loss) per share calculation:
Weighted-average shares, basic	42,380,335	44,593,746
Exchange of Partnership units	144,235,246	144,235,246
Assumed vesting of RSUs - incremental shares under the treasury stock method	—	837,061
Weighted-average shares, diluted	186,615,581	189,666,053

Basic EPS
Net income (loss) attributable common stockholders, basic	$(1,230)	$4,726
Weighted-average shares, basic	42,380,335	44,593,746
Net income (loss) per share attributable common stockholders, basic	$(0.03)	$0.11

Diluted EPS
Net income (loss) attributable common stockholders, diluted	$(17,913)	$14,977
Weighted-average shares, diluted	186,615,581	189,666,053
Net income (loss) per share attributable common stockholders, diluted	$(0.10)	$0.08
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
The following outstanding potentially dilutive securities were excluded from the calculations of diluted earnings (loss) per share attributable to common stockholders because their impact would have been antidilutive for the periods presented:

	Three Months Ended March 31,
	2023	2022
Public warrants	16,784,970	19,145,063
Private warrants	900,000	900,000
Unvested restricted stock units	1,539,673	—

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
17. Subsequent Events
On May 9, 2023, GCMG’s Board of Directors declared a quarterly dividend of $0.11 per share of Class A common stock to record holders as of the close of business on June 1, 2023. The payment date will be June 15, 2023.
Partnership Interest-Based Compensation Award
On May 9, 2023, Holdings entered into amended and restated participation certificates with existing employee members (“Holdings Awards”). The Holdings Awards entitle recipients to a stated percentage, or minimum allocable share, of distributions from Holdings, as well as a profits interest with respect to net sale proceeds from dispositions of Holdings properties after certain threshold distributions to other members. Pursuant to ASC 505, the Holdings Awards will be recognized as compensation expense with a corresponding deemed contribution and are accounted for under ASC 718, Compensation—Stock Compensation as the awards have characteristics that are more akin to the risks and rewards of equity ownership in Holdings. These awards do not dilute Class A common stockholders and these awards do not have a cash impact on the Company.
Certain of these existing employee members were previously awarded target amounts that entitled them to a stated percentage, or minimum allocable share, of distributions from Holdings until they received a sum certain. Those target amounts represented by those sums, which were previously recorded as partnership interest-based compensation, were reduced to zero in the amended and restated participation certificates. As a result, target amounts that were previously recorded as partnership interest-based compensation will be reversed, while partnership interest-based compensation associated with the amended and restated participation certificates will be recorded. The Company is still evaluating the grant date fair value of the new Holdings Awards. A portion of the Holdings Awards are vested upon grant and will result in immediate expense recognition. A portion will vest and be expensed over a requisite service period through December 31, 2024.
Because the Holdings Awards do not dilute Class A common stockholders and do not impact net cash flows of the Company, they have no economic impact on Class A common stockholders. As such, the expense that will be pushed down to GCMH and the offsetting deemed contribution will each be attributed solely to noncontrolling interests in GCMH, consistent with the accounting for profits interest-based compensation described in Note 9.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the Annual Report on Form 10-K for the fiscal year ended December 31, 2022. This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” section of Part I, Item IA in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and under the “Forward-Looking Statements” section elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.
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
We provided investment management / advisory services on assets of $75.3 billion and $73.7 billion as of March 31, 2023 and December 31, 2022, respectively.
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
Agreements generally include a clawback provision that, if triggered, would require us to return up to the cumulative amount of carried interest distributed, typically net of tax, upon liquidation of those funds, if the aggregate amount paid as carried interest exceeds the amount actually due based upon the aggregate performance of each fund. We have defined the portion to be deferred as the amount of carried interest, typically net of tax, that we would be required to return if all remaining investments had no value as of the end of each reporting period. As of March 31, 2023, deferred revenue relating to constrained realized carried interest was approximately $6.6 million.
Assets under management that are subject to carried interest, excluding investments of the firm and our professionals from which we generally do not earn incentive fees, were approximately $41.0 billion as of March 31, 2023.

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
Assets under management that are subject to performance fees, excluding investments of the firm and our professionals from which we generally do not earn incentive fees, were approximately $12.5 billion as of March 31, 2023.
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
Interest Expense
Interest expense includes interest paid and accrued on our outstanding debt, along with the amortization of deferred debt issuance costs incurred from debt issued by us, including the Term Loan Facility and the Revolving Credit Facility entered into by us. Interest expense also includes (1) the impact of qualifying effective cash flow hedges and (2) the amortization of realized gains or losses on interest rate swaps that initially qualified for hedge accounting and were subsequently terminated. The unrealized gains or losses are reclassified from accumulated other comprehensive income into interest expense over the original life of the swap.

Other Income (Expense)
Other income (expense) consists primarily of other non-operating items, including write-off of unamortized debt issuance costs due to prepayments and refinancing of debt and interest income.
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

Results of Operations
The following is a discussion of our consolidated results of operations for the three months ended March 31, 2023 and 2022. This information is derived from our accompanying Condensed Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

	Three Months Ended March 31,
	2023	2022
	(in thousands, unaudited)
Revenues
Management fees	$92,245	$92,110
Incentive fees	5,815	11,992
Other operating income	1,056	1,026
Total operating revenues	99,116	105,128
Expenses
Employee compensation and benefits	86,224	65,905
General, administrative and other	25,779	21,258
Total operating expenses	112,003	87,163
Operating income (loss)	(12,887)	17,965
Investment income	6,324	10,860
Interest expense	(6,655)	(5,284)
Other income	714	1
Change in fair value of warrant liabilities	(2,221)	2,022
Net other income (expense)	(1,838)	7,599
Income (loss) before income taxes	(14,725)	25,564
Provision for income taxes	422	2,333
Net income (loss)	(15,147)	23,231
Less: Net income attributable to noncontrolling interests in subsidiaries	2,773	4,836
Less: Net income (loss) attributable to noncontrolling interests in GCMH	(16,690)	13,669
Net income (loss) attributable to GCM Grosvenor Inc.	$(1,230)	$4,726
Revenues

	Three Months Ended March 31,
	2023	2022
	(in thousands, unaudited)
Private markets strategies	$51,802	$46,841
Absolute return strategies	37,136	42,711
Fund expense reimbursement revenue	3,307	2,558
Total management fees	92,245	92,110
Incentive fees	5,815	11,992
Administrative fees	871	754
Other	185	272
Total other operating income	1,056	1,026
Total operating revenues	$99,116	$105,128
Management fees of $92.2 million for the three months ended March 31, 2023 were generally consistent with those in the three months ended March 31, 2022. Private markets strategies fees increased $5.0 million, primarily due to a $2.4 million increase in private markets strategies specialized funds fees and a $2.6 million increase in private markets strategies customized separate accounts fees, both as a result of capital raising and deployment. Fund expense reimbursement revenue increased $0.7 million to $3.3 million. These increases were largely offset by a $5.6 million decrease in absolute return strategies fees driven by lower FPAUM as a result of lower market performance and net withdrawals.
Incentive fees consisted of carried interest of $5.6 million and $11.0 million and performance fees of $0.2 million and $1.0 million for the three months ended March 31, 2023 and 2022, respectively. The decrease in carried interest is primarily due to lower distributions and investment exit activity during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Expenses
Employee Compensation and Benefits

	Three Months Ended March 31,
	2023	2022
	(in thousands, unaudited)
Cash-based employee compensation and benefits	$44,453	$41,376
Equity-based compensation	25,793	9,881
Partnership interest-based compensation	11,097	7,115
Carried interest compensation	3,560	5,855
Cash-based incentive fee related compensation	737	1,594
Other non-cash compensation	584	84
Total employee compensation and benefits	$86,224	$65,905
Employee compensation and benefits increased $20.3 million, or 31%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The overall increase was primarily driven by equity-based compensation, which increased $15.9 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to the amortization of expense for awards granted in the fourth quarter of 2022 that vested on March 31, 2023. Cash-based employee compensation and benefits increased $3.1 million, or 7%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to an increase in base salaries and related payroll taxes, partially offset by a decrease in bonus accruals. Partnership interest-based compensation increased $4.0 million, or 56%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to amendments to partnership interest-based awards in the third and fourth quarters of 2022. Carried interest compensation decreased $2.3 million and cash-based incentive fee related compensation decreased $0.9 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to lower realized carried interest during the three months ended March 31, 2023.
General, Administrative and Other
General, administrative and other increased $4.5 million, or 21%, to $25.8 million, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily driven by increases in professional fees and travel costs.
Net Other Income (Expense)
Investment income was $6.3 million for the three months ended March 31, 2023 compared to investment income of $10.9 million for the three months ended March 31, 2022, primarily due to the change in value of private and public market investments.
Interest expense increased $1.4 million, or 26%, to $6.7 million, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to a higher effective interest rate on the Term Loan Facility principal amount outstanding during the three months ended March 31, 2023.
Other income was $0.7 million for the three months ended March 31, 2023 compared to negligible other income for the three months ended March 31, 2022. Other income in the three months ended March 31, 2023 consisted primarily of interest income.

Change in fair value of warrant liabilities of $2.2 million for the three months ended March 31, 2023 was due to an increase in the fair value of the warrants from December 31, 2022 to March 31, 2023.
Provision for Income Taxes
Provision for income taxes primarily reflect U.S. federal and state income taxes on our share of taxable income generated by the Company, as well as local and foreign income taxes of certain of the Company’s subsidiaries.
The Company’s effective tax rate was (3)% and 9% for the three months ended March 31, 2023 and 2022, respectively. Our overall effective tax rate is less than the statutory rate primarily because a majority of income or loss is allocated to noncontrolling interests, and the tax liability or benefit on such income or loss is borne by the holders of such noncontrolling interests.
Net Income (Loss) Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests in subsidiaries was $2.8 million and $4.8 million for the three months ended March 31, 2023 and 2022, respectively. The decrease was primarily attributable to a decrease in income generated by our consolidated subsidiaries not wholly owned by the Company.
Net income (loss) attributable to noncontrolling interests in GCMH was $(16.7) million and $13.7 million for the three months ended March 31, 2023 and 2022, respectively. The decrease was primarily attributable to the underlying performance of GCMH, offset by an increase in partnership-interest based compensation, which is fully allocated to noncontrolling interests in GCMH.
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

	Three Months Ended March 31, 2023
(in millions, unaudited)	Private Markets Strategies	Absolute Return Strategies	Total FPAUM
Fee-paying AUM
Balance, beginning of period	$36,876	$21,980	$58,856
Contributions	1,699	116	1,815
Withdrawals	(13)	(556)	(569)
Distributions	(346)	—	(346)
Change in market value	32	307	339
Foreign exchange and other	(218)	(62)	(280)
Balance, end of period	$38,030	$21,785	$59,815
Contracted, not yet fee-paying AUM represents limited partner commitments which are expected to be invested and begin charging fees over the ensuing five years.

	As of
(in millions)	March 31, 2023 (unaudited)	December 31, 2022
Contracted, not yet Fee-Paying AUM	$6,436	$7,603
AUM	$75,252	$73,667
FPAUM increased $1.0 billion, or 2%, to $59.8 billion during the three months ended March 31, 2023 primarily due to $1.8 billion of contributions and a $0.3 billion increase in market value, partially offset by $0.6 billion and $0.3 billion of withdrawals and distributions, respectively.
•Private markets strategies FPAUM increased $1.2 billion, or 3%, to $38.0 billion during the three months ended March 31, 2023, primarily due to $1.7 billion of contributions, partially offset by $0.3 billion of distributions.
•Absolute return strategies FPAUM decreased $0.2 billion, or 1%, to $21.8 billion during the three months ended March 31, 2023, primarily due to $0.6 billion of withdrawals, partially offset by a $0.3 billion increase in market value.
Contracted, not yet fee-paying AUM decreased $1.2 billion, or 15%, to $6.4 billion during the three months ended March 31, 2023 primarily due to contracted, not yet fee-paying AUM that became fee-paying AUM during the period.
AUM increased $1.6 billion, or 2%, to $75.3 billion during the three months ended March 31, 2023, primarily driven by changes in FPAUM and contracted, not yet Fee-Paying AUM, as well as mark to market changes that did not impact FPAUM.
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

Summary of Non-GAAP Financial Measures

	Three Months Ended March 31,
	2023	2022
	(in thousands, unaudited)
Revenues
Private markets strategies	$51,802	$46,841
Absolute return strategies	37,136	42,711
Management fees, net (1)	88,938	89,552
Administrative fees and other operating income	1,056	1,026
Fee-Related Revenue	89,994	90,578
Less:
Cash-based employee compensation and benefits, net (2)	(39,890)	(40,863)
General, administrative and other, net (1,3)	(19,727)	(18,004)
Fee-Related Earnings	30,377	31,711
Incentive fees:
Performance fees	244	1,001
Carried interest	5,571	10,991
Incentive fee related compensation and NCI:
Cash-based incentive fee related compensation	(737)	(1,594)
Carried interest compensation, net (4)	(3,217)	(6,191)
Carried interest attributable to noncontrolling interests	(961)	(1,815)
Realized investment income, net of amount attributable to noncontrolling interests in subsidiaries (5)	555	2,664
Interest income	695	3
Other (income) expense	17	(2)
Depreciation	347	399
Adjusted EBITDA	32,891	37,167
Depreciation	(347)	(399)
Interest expense	(6,655)	(5,284)
Adjusted Pre-Tax Income	25,889	31,484
Adjusted income taxes (6)	(6,266)	(7,714)
Adjusted Net Income	$19,623	$23,770
____________
(1)    Excludes fund reimbursement revenue of $3.3 million and $2.6 million for the three months ended March 31, 2023 and 2022, respectively.
(2)    Excludes severance expense of $4.6 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively.
(3)    Excludes amortization of intangibles of $0.3 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively. Also excludes contemplated corporate transaction related costs of $2.4 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively, and non-core expenses of $0.1 million for each of the three months ended March 31, 2023 and 2022.
(4)    Excludes the impact of non-cash carried interest expense of $(0.3) million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively.
(5)    Investment income or loss is generally realized when the Company redeems all or a portion of its investment or when the Company receives or is due cash, such as a from dividends or distributions.
(6)    Represents corporate income taxes at a blended statutory rate of 24.2% and 24.5% applied to Adjusted Pre-Tax Income for the three months ended March 31, 2023 and 2022, respectively. The 24.2% and 24.5% are based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 3.2% and 3.5%, respectively.
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
The following table shows reconciliations of incentive fees to net incentive fees attributable to GCM Grosvenor for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands, unaudited)
Incentive fees:
Performance fees	$244	$1,001
Carried interest	5,571	10,991
Less incentive fees contractually owed to others:
Cash carried interest compensation	(3,560)	(5,855)
Non-cash carried interest compensation	343	(336)
Carried interest attributable to other noncontrolling interest holders	(961)	(1,815)
Firm share of incentive fees (1)	1,637	3,986
Less: Cash-based incentive fee related compensation	(737)	(1,594)
Net Incentive Fees Attributable to GCM Grosvenor	$900	$2,392
____________
(1) Firm share represents incentive fees net of contractual obligations but before discretionary cash-based incentive compensation.
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
Adjusted Net Income represents Adjusted Pre-Tax Income fully taxed at each period’s blended statutory tax rate.
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

The following table shows reconciliations of net income attributable to GCM Grosvenor Inc. and Adjusted Pre-Tax Income, Adjusted Net Income and Adjusted EBITDA for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands, unaudited)
Adjusted Pre-Tax Income & Adjusted Net Income
Net income (loss) attributable to GCM Grosvenor Inc.	$(1,230)	$4,726
Plus:
Net income (loss) attributable to noncontrolling interests in GCMH	(16,690)	13,669
Provision for income taxes	422	2,333
Change in fair value of warrant liabilities	2,221	(2,022)
Amortization expense	328	579
Severance	4,563	513
Transaction expenses (1)	2,359	79
Changes in TRA liability and other	—	127
Partnership interest-based compensation	11,097	7,115
Equity-based compensation	25,793	9,881
Other non-cash compensation	584	84
Less:
Unrealized investment income, net of noncontrolling interests	(3,901)	(5,264)
Non-cash carried interest compensation	343	(336)
Adjusted Pre-Tax Income	25,889	31,484
Less:
Adjusted income taxes (2)	(6,266)	(7,714)
Adjusted Net Income	$19,623	$23,770

Adjusted EBITDA
Adjusted Net Income	$19,623	$23,770
Plus:
Adjusted income taxes (2)	6,266	7,714
Depreciation expense	347	399
Interest expense	6,655	5,284
Adjusted EBITDA	$32,891	$37,167
____________

(1)    Represents 2023 and 2022 expenses related to contemplated corporate transactions.
(2)    Represents corporate income taxes at a blended statutory rate of 24.2% and 24.5% applied to Adjusted Pre-Tax Income for the three months ended March 31, 2023 and 2022, respectively. The 24.2% and 24.5% are based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 3.2% and 3.5%, respectively.

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
The following table shows a reconciliation of diluted weighted-average shares of Class A common stock outstanding to adjusted shares outstanding used in the computation of adjusted net income per share for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
$000, except per share amounts	2023	2022
	(in thousands, except share and per share amounts; unaudited)
Adjusted Net Income Per Share
Adjusted Net Income	$19,623	$23,770

Weighted-average shares of Class A common stock outstanding - basic	42,380,335	44,593,746
Exchange of partnership units	144,235,246	144,235,246
Assumed vesting of RSUs - incremental shares under the treasury stock method	—	837,061
Weighted-average shares of Class A common stock outstanding - diluted	186,615,581	189,666,053
Effective RSUs, if antidilutive for GAAP	1,539,673	—
Adjusted shares - diluted	188,155,254	189,666,053

Adjusted Net Income Per Share - Diluted	$0.10	$0.13
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
The following table shows reconciliations of Adjusted EBITDA to Fee-Related Earnings for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands, unaudited)
Adjusted EBITDA	$32,891	$37,167
Less:
Incentive fees	(5,815)	(11,992)
Depreciation expense	(347)	(399)
Other non-operating income	(712)	(1)
Realized investment income, net of amount attributable to noncontrolling interests in subsidiaries	(555)	(2,664)
Plus:
Incentive fee-related compensation	3,954	7,785
Carried interest attributable to other noncontrolling interest holders, net	961	1,815
Fee-Related Earnings	$30,377	$31,711

Liquidity and Capital Resources
We have historically financed our operations and working capital through net cash provided by operating activities and borrowings under our Term Loan Facility and Revolving Credit Facility (each as defined below). As of March 31, 2023, we had $61.9 million of cash and cash equivalents and available borrowing capacity of $48.2 million under our Revolving Credit Facility. On July 29, 2022, the SEC declared effective our Registration Statement on Form S-3, pursuant to which the Company may issue a combination of securities described in the prospectus in one or more offerings from time to time. Our primary cash needs are to fund working capital requirements, invest in growing our business, make investments in GCM Funds, make scheduled principal payments and interest payments on our outstanding indebtedness, pay dividends to holders of our Class A common stock, and pay tax distributions to members. Additionally, as a result of the Transaction, we need cash to make payments under the Tax Receivable Agreement. We expect that our cash flow from operations, current cash and cash equivalents and available borrowing capacity under our Revolving Credit Facility will be sufficient to fund our operations and planned capital expenditures and to service our debt obligations for the next twelve months and the foreseeable future.
We are required to maintain minimum net capital balances for regulatory purposes for our Japan, Hong Kong and United Kingdom subsidiaries as well as our U.S. broker-dealer subsidiary. These net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of March 31, 2023 we are in compliance with these regulatory requirements.
Cash Flows

	Three Months Ended March 31,
	2023	2022
	(in thousands, unaudited)
Net cash provided by (used in) operating activities	$(4,761)	$40,443
Net cash used in investing activities	(4,738)	(3,792)
Net cash used in financing activities	(13,720)	(55,500)
Effect of exchange rate changes on cash	(71)	(826)
Net decrease in cash and cash equivalents	$(23,290)	$(19,675)
Net Cash Provided by (Used In) Operating Activities
Net cash provided by (used in) operating activities was primarily driven by our net income in the respective periods after adjusting for significant non-cash activities, including equity-based compensation, non-cash partnership interest-based compensation, the change in fair value of warrant liabilities and the change in equity value of our investments, in addition to proceeds received from return on investments, the payment of bonus compensation and receipt of incentive fees.
Net cash provided by (used in) operating activities was $(4.8) million and $40.4 million for the three months ended March 31, 2023 and 2022, respectively. These operating cash flows were primarily driven by:
•net income (loss) of $(15.1) million and $23.2 million for the three months ended March 31, 2023 and 2022, respectively, adjusted for $21.1 million and $8.0 million of non-cash activities, respectively, as well as changes in working capital; and
•proceeds received from investments of $3.0 million and $8.0 million for the three months ended March 31, 2023 and 2022, respectively.
Net Cash Used in Investing Activities
Net cash used in investing activities was $(4.7) million and $(3.8) million for the three months ended March 31, 2023 and 2022, respectively. These investing cash flows were primarily driven by:
•contributions/subscriptions to investments of $(8.5) million and $(6.7) million during the three months ended March 31, 2023 and 2022, respectively; partially offset by
•proceeds received from investments of $4.0 million and $3.2 million during the three months ended March 31, 2023 and 2022, respectively.
Net Cash Used in Financing Activities
Net cash used in financing activities was $(13.7) million and $(55.5) million for the three months ended March 31, 2023 and 2022, respectively. These financing cash flows were primarily driven by:
•capital distributions paid to partners and member of $(36.4) million during the three months ended March 31, 2022;
•capital distributions paid to noncontrolling interest holders of $(5.0) million and $(10.2) million during the three months ended March 31, 2023 and 2022, respectively;

•principal payments on the Term Loan Facility of $(1.0) million during each of the three months ended March 31, 2023 and 2022;
•payments to repurchase Class A common stock of $(3.3) million and $(2.4) million during the three months ended March 31, 2023 and 2022, respectively;
•the repurchase of warrants of $(0.6) million during the three months ended March 31, 2022;
•the settlement of equity-based compensation to satisfy withholding tax requirements of $(0.6) million during the three months ended March 31, 2022; and
•dividends paid of $(4.6) million and $(4.4) million during the three months ended March 31, 2023 and 2022, respectively.
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
On June 23, 2021, the Company further amended its Term Loan Facility to increase the aggregate principal amount from $290.0 million to $400.0 million. As of March 31, 2023, GCMH had borrowings of $392.0 million outstanding under the Term Loan Facility and no outstanding balance under the Revolving Credit Facility. As of March 31, 2023, we had available borrowing capacity of $48.2 million under our Revolving Credit Facility.
See Note 11 of our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of our outstanding indebtedness.
The terms of the Company’s current debt instruments contain covenants that may restrict the Company and its subsidiaries from paying distributions to its members. As a holding company, we are dependent upon the ability of GCMH to make distributions to its members, including us. However, the ability of GCMH to make such distributions is subject to its operating results, cash requirements and financial condition, restrictive covenants in our debt instruments and applicable Delaware law. These restrictions include restrictions on the payment of distributions whenever the payment of such distributions would cause GCMH to no longer be in compliance with any of its financial covenants under the Term Loan Facility. Absent an event of default under the Credit Agreement governing the terms of the Term Loan Facility, GCMH may make unlimited distributions when the Total Leverage Ratio (as defined in the Credit Agreement) is below 2.75x. As of March 31, 2023, the Total Leverage Ratio was below 2.75x and the Company was in compliance with all financial covenants.
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
Dividend Policy
We are a holding company with no material assets other than our indirect ownership of equity interests in GCMH and certain deferred tax assets. As such, we do not have any independent means of generating revenue. However, management of GCM Grosvenor expects to cause GCMH to make distributions to its members, including us, in an amount at least sufficient to allow us to pay all applicable taxes, to make payments under the Tax Receivable Agreement, and to pay our corporate and other overhead expenses. On May 9, 2023, we declared a quarterly dividend of $0.11 per share of Class A common stock to record holders as of the close of business on June 1, 2023. The payment date will be June 15, 2023. The payment of cash dividends on shares of our Class A common stock in the future, in this amount or otherwise, will be within the discretion of GCMG’s Board of Directors at such time.
Stock Repurchase Plan
On August 6, 2021, GCMG’s Board of Directors authorized a stock repurchase plan of up to an aggregate of $25.0 million, excluding fees and expenses, which may be used to repurchase the Company’s outstanding Class A common stock and warrants to purchase Class A common stock. Our Class A common stock and warrants may be repurchased from time to time in open market transactions, in privately negotiated transactions, including with employees or otherwise, pursuant to the requirements of Rule 10b5-1 and Rule 10b-18 of the Exchange Act, as well as to retire (by cash settlement or the payment of tax withholding amounts upon net settlement) equity-based awards granted under our 2020 Incentive Award Plan (and any successor plan thereto), with the terms and conditions of these repurchases depending on legal requirements, price, market and economic conditions and other factors. We are not obligated under the terms of the program to repurchase any of our Class A common stock or warrants, the program has no expiration date and we may suspend or terminate the program at any time without prior notice. Any shares of Class A common stock and any warrants repurchased as part of this program will be canceled. On February 10, May 5, and November 7, 2022, GCMG’s Board of Directors made increases to its stock repurchase authorization for shares and warrants. The increases of $20.0 million on February 10, 2022 and May 5, 2022 and of $25.0 million on November 7, 2022 increased the total authorization to $45.0 million, $65.0 million, and $90.0 million as of February 10, May 5, and November 7, 2022, respectively.
For the three months ended March 31, 2023, we accrued $19.4 million for RSUs that were settled in cash or to reduce Class A shares to be issued to employees to satisfy tax obligations in connection with the settlement of RSUs and we spent $3.3 million to repurchase shares of Class A common Stock. As of March 31, 2023, $19.4 million for deemed repurchases during the three months ended March 31, 2023 was recorded as a liability within accrued expenses and other liabilities and accrued compensation and benefits in the Condensed Consolidated Statements of Financial Condition as the amounts were settled in April 2023. As of March 31, 2023, $22.8 million remained available under our stock repurchase plan.
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
Tax Receivable Agreement
Exchanges of Grosvenor common units by limited partners of GCMH will result in increases in the tax basis in our share of the assets of GCMH and its subsidiaries that otherwise would not have been available. These increases in tax basis are expected to increase our depreciation and amortization deductions and create other tax benefits, and therefore may reduce the amount of tax that we would otherwise be required to pay in the future. The Tax Receivable Agreement requires us to pay 85% of the amount of these and certain other tax benefits, if any, that we realize (or are deemed to realize in certain circumstances) to the TRA Parties. As of March 31, 2023, the amount payable to related parties pursuant to the Tax Receivable Agreement was $55.4 million.
Contractual Obligations, Commitments and Contingencies
There have been no material changes outside of the ordinary course of business in our contractual obligations, commitments and contingencies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
There have been no material changes in our market risks during the three months ended March 31, 2023. For additional information, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors since our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table represents our purchases of common stock and warrants during the three months ended March 31, 2023 for the periods indicated:

	Total Number of Warrants/Shares Purchased		Average Price Paid Per Warrant	Average Price Paid Per Share	Total Number of Warrants Purchased as Part of Publicly Announced Plans or Programs (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (3)
	Warrants (1)	Common Stock (2)
January 1-31, 2023	—	138,022	$—	$8.08	3,494,564	3,495,089	$44,388,486
February 1-28, 2023	—	56,451	$—	$9.20	3,494,564	3,551,540	$43,869,365
March 1-31, 2023	—	221,436	$—	$7.67	3,494,564	3,772,976	$22,760,133
Total	—	415,909			3,494,564	3,772,976
____________
(1)Represents warrants to purchase shares of Class A common stock, purchased pursuant to a stock repurchase plan, as described in note (3) below.
(2)Excludes 2,485,339 shares of Class A common stock equivalents purchased for $19.4 million that we are deemed to have repurchased in March 2023 in conjunction with the cash settlement of RSUs and the payment of tax liabilities in respect of stock delivered to our employees in settlement of vested RSUs.
(3)On August 6, 2021, GCMG’s Board of Directors authorized a stock repurchase plan (the “Repurchase Plan”) of up to an aggregate of $25.0 million, excluding fees and expenses, which may be used to repurchase shares of our outstanding Class A common stock and warrants to purchase shares of our Class A common stock, as well as to retire (by cash settlement or the payment of tax withholding amounts upon net settlement) equity-based awards granted under our 2020 Incentive Award Plan (and any successor equity plan thereto). On February 10, May 5, and November 7, 2022, GCMG’s Board of Directors made increases to its stock repurchase authorization for shares and warrants. The increases of $20.0 million on February 10, 2022 and May 5, 2022, and of $25.0 million on November 7, 2022, increased the total authorization to $45.0 million, $65.0 million, and $90.0 million as of February 10, May 5, and November 7, 2022, respectively. The dollar value of shares that may yet be repurchased is reduced for the deemed repurchases of common stock equivalents discussed in note (2) above.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Fred Pollock Amended Employment Agreement
On May 9, 2023, pursuant to the authority delegated to Mr. Sacks by GCMG’s Board of Directors, Mr. Sacks approved the Second Amended and Restated Employment and Protective Covenants Agreement (the “Amended Employment Agreement”), effective May 9, 2023 (the “Effective Date”), by and between Grosvenor Capital Management, L.P. (“GCMLP”) and Frederick E. Pollock. The Amended Employment Agreement amends and restates Mr. Pollock’s employment agreement with GCMLP, dated October 1, 2017, as amended October 1, 2020 and March 11, 2021 (the “Employment Agreement”). The Amended Employment Agreement is substantially similar to the Employment Agreement, with certain changes as noted herein.

Under the Amended Employment Agreement, Mr. Pollock shall be entitled to total cash, comprised of his base salary, any annual cash bonus, and distributions from Holdings, for bonus periods in respect of calendar years 2023, 2024, and 2025 in aggregate amounts equal to $4,500,000, $5,000,000, and $6,000,000, respectively, subject to Mr. Pollock’s continued employment through the last day of the bonus period. It is expected that a significant portion of the total cash to which Mr. Pollock will be entitled will be derived from distributions from Holdings pursuant to his minimum stated percentage of distributions from that entity.
Mr. Pollock shall continue to receive carried interest associated with programs managed by the Company’s Strategic Investments Group and will also receive 5% of the carried interest associated with the Company’s private markets investment strategies, and not less than 5% of any carried interest or incentive economics associated with newly created specialized funds that pursue absolute return strategies, provided such interests are otherwise awarded to other members of senior management of the Company.
Mr. Pollock shall be granted 150,000 restricted stock units of the Company in each bonus period in respect of calendar years 2023, 2024, and 2025, which represent the right to receive shares of the Company’s Class A common stock, or cash at the option of GCMG. Each grant of restricted stock units will vest in three equal installments, on the first, second and third anniversary of the date of grant, subject to continued service through each vesting date. Each grant will be subject to satisfaction of the vesting and other conditions to be set forth in a restricted stock unit grant agreement and the applicable plan documents and approval of GCMG’s Board of Directors.
Mr. Pollock shall be paid directly or reimbursed by GCMLP for non-commercial air travel for personal purposes, up to an annual aggregate maximum of $250,000, which shall be adjusted each year based upon the change in the Consumer Price Index-All Urban Consumers.
Under the Amended Employment Agreement Amendment, the notice period required to terminate the Amended Employment Agreement without cause is 90 days. The Amended Employment Agreement includes confidentiality, perpetual non-disparagement in favor of GCMLP and assignment of intellectual property provisions, as well as a two-year post-termination non-competition and a two-year post-termination non-interference and non-solicitation of employees, clients and marketing agent provisions.
The forgoing summary of amendments does not purport to be complete and is qualified in its entirety by reference to the Amended Employment Agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.
Partnership Interest-Based Compensation Awards
On May 9, 2023, Holdings entered into amended and restated participation certificates with existing employee members, including Messrs. Levin and Pollock (“Holdings Awards”). The Holdings Awards entitle the recipients to a stated percentage, or minimum allocable share, of distributions from Holdings, as well as a profits interest with respect to net sale proceeds from dispositions of Holdings properties after certain threshold distributions to other members. These awards do not dilute Class A common stockholders and these awards do not have a cash impact on the Company.
Certain of these existing employee members were previously awarded target amounts that entitled them to a stated percentage, or minimum allocable share, of distributions from Holdings until they received a sum certain. Those target amounts represented by those sums, which were previously recorded as partnership interest-based compensation, were reduced to zero in the amended and restated participation certificates. As a result, target amounts that were previously recorded as partnership interest-based compensation will be reversed, while partnership interest-based compensation associated with the amended and restated participation certificates will be recorded. The Company is still evaluating the grant date fair value of the new Holdings Awards.
Because the Holdings Awards do not dilute Class A common stockholders and do not impact net cash flows of the Company, they have no economic impact on Class A common stockholders. See Note 17 of our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

ITEM 6. EXHIBITS
The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

2.1†	Transaction Agreement, dated as of August 2, 2020, by and among CF Finance Acquisition Corp., CF Finance Intermediate Acquisition, LLC, CF Finance Holdings, LLC, Grosvenor Holdings, L.L.C., GCM Grosvenor Holdings, LLC, Grosvenor Capital Management Holdings, LLLP, GCM Grosvenor Management, LLC, Grosvenor Holdings II, L.L.C., GCMH GP, L.L.C., GCM V, LLC, and GCM Grosvenor Inc.	8-K/A	001-38759	2.1	08/04/20
3.1	Amended and Restated Certificate of Incorporation of GCM Grosvenor Inc.	8-K	001-39716	3.1	11/20/20
3.2	Amended and Restated Bylaws of GCM Grosvenor Inc.	8-K	001-39716	3.2	11/20/20
4.1	Warrant Agreement, dated December 12, 2018, between Continental Stock Transfer & Trust Company and CF Finance Acquisition Corp.	8-K	001-38759	4.1	12/17/18
10.1	Second Amended and Restated Employment and Protective Covenants Agreement, by and Between Grosvenor Capital Management, L.P. and Frederick E. Pollock					*
31.1	Chief Executive Officer Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002					*
31.2	Chief Financial Officer Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002					*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					**
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
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

GCM GROSVENOR INC.
Date: May 10, 2023	By:	/s/ Michael J. Sacks
Michael J. Sacks
Chief Executive Officer
(Principal Executive Officer)

GCM GROSVENOR INC.
Date: May 10, 2023	By:	/s/ Pamela L. Bentley
Pamela L. Bentley
Chief Financial Officer
(Principal Financial Officer)