Form 10-Q
period 2023-09-30
GCM Grosvenor Inc.
filed 2023-11-09
CIK 1819796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 6, 2023, there were 42,988,563 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding and 144,235,246 shares of the registrant’s Class C common stock, par value $0.0001 per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are only current expectations and predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the historical performance of GCM Grosvenor’s funds may not be indicative of GCM Grosvenor’s future results; risks related to redemptions and termination of engagements; the variable nature of GCM Grosvenor’s revenues; competition in GCM Grosvenor’s industry; effects of government regulation or compliance failures; market, geopolitical and economic conditions, including rising inflation and interest rates; the potential or actual outbreak of war, international terrorism and conflicts or other hostilities; identification and availability of suitable investment opportunities; risks related to the performance of GCM Grosvenor’s investments; and the other important factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and other filings with the Securities and Exchange Commission. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GCM Grosvenor Inc.
Condensed Consolidated Statements of Financial Condition
(In thousands, except share and per share amounts)

	As of
	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and cash equivalents	$55,354	$85,163
Management fees receivable	22,267	18,720
Incentive fees receivable	20,837	16,478
Due from related parties	12,536	13,119
Investments	239,883	223,970
Premises and equipment, net	4,548	4,620
Lease right-of-use assets	40,622	12,479
Intangible assets, net	2,955	3,940
Goodwill	28,959	28,959
Deferred tax assets, net	57,533	60,320
Other assets	19,227	21,165
Total assets	504,721	488,933
Liabilities and Equity (Deficit)
Accrued compensation and benefits	52,021	52,997
Employee related obligations	30,520	36,328
Debt	385,451	387,627
Payable to related parties pursuant to the tax receivable agreement	55,395	55,366
Lease liabilities	42,776	15,520
Warrant liabilities	5,538	7,861
Accrued expenses and other liabilities	26,708	27,240
Total liabilities	598,409	582,939
Commitments and contingencies (Note 13)

Preferred stock, $0.0001 par value, 100,000,000 shares authorized, none issued	—	—
Class A common stock, $0.0001 par value, 700,000,000 authorized; 42,980,641 and 41,806,215 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	4	4
Class B common stock, $0.0001 par value, 500,000,000 authorized, none issued	—	—
Class C common stock, $0.0001 par value, 300,000,000 authorized; 144,235,246 issued and outstanding as of September 30, 2023 and December 31, 2022	14	14
Additional paid-in capital	1,081	—
Accumulated other comprehensive income	4,710	4,096
Retained earnings	(30,527)	(23,934)
Total GCM Grosvenor Inc. deficit	(24,718)	(19,820)
Noncontrolling interests in subsidiaries	64,764	67,900
Noncontrolling interests in GCMH	(133,734)	(142,086)
Total deficit	(93,688)	(94,006)
Total liabilities and equity (deficit)	$504,721	$488,933

See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Income (Loss)
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Management fees	$94,573	$90,715	$280,382	$275,655
Incentive fees	26,073	45,467	44,884	67,964
Other operating income	1,068	1,032	3,177	3,083
Total operating revenues	121,714	137,214	328,443	346,702
Expenses
Employee compensation and benefits	76,413	86,502	277,505	213,836
General, administrative and other	21,397	21,982	75,902	66,333
Total operating expenses	97,810	108,484	353,407	280,169
Operating income (loss)	23,904	28,730	(24,964)	66,533
Investment income (loss)	2,656	(2,276)	11,089	7,387
Interest expense	(5,688)	(5,797)	(18,025)	(16,672)
Other income	439	87	1,611	88
Change in fair value of warrant liabilities	(352)	(3,790)	2,322	17,872
Net other income (expense)	(2,945)	(11,776)	(3,003)	8,675
Income (loss) before income taxes	20,959	16,954	(27,967)	75,208
Provision for income taxes	3,339	2,789	5,811	7,133
Net income (loss)	17,620	14,165	(33,778)	68,075
Less: Net income attributable to noncontrolling interests in subsidiaries	1,337	1,719	5,506	7,399
Less: Net income (loss) attributable to noncontrolling interests in GCMH	10,385	9,347	(48,800)	45,246
Net income attributable to GCM Grosvenor Inc.	$5,898	$3,099	$9,516	$15,430

Earnings (loss) per share of Class A common stock:
Basic	$0.14	$0.07	$0.22	$0.35
Diluted	$0.04	$0.02	$(0.28)	$0.23
Weighted average shares of Class A common stock outstanding:
Basic	43,467,609	43,518,580	43,189,001	44,401,559
Diluted	187,997,448	187,899,485	187,424,247	188,964,526
See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$17,620	$14,165	$(33,778)	$68,075
Other comprehensive income (loss), net of tax:
Net change in cash flow hedges	3,029	13,861	3,540	40,375
Foreign currency translation adjustment	(486)	(1,278)	(1,076)	(3,637)
Total other comprehensive income	2,543	12,583	2,464	36,738
Comprehensive income (loss) before noncontrolling interests	20,163	26,748	(31,314)	104,813
Less: Comprehensive income attributable to noncontrolling interests in subsidiaries	1,337	1,719	5,506	7,399
Less: Comprehensive income (loss) attributable to noncontrolling interests in GCMH	12,266	19,065	(46,950)	73,495
Comprehensive income attributable to GCM Grosvenor Inc.	$6,560	$5,964	$10,130	$23,919
See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Equity (Deficit)
(Unaudited)
(In thousands)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Noncontrolling Interests in GCMH	Total Equity (Deficit)
Balance at June 30, 2023	$4	$14	$1,586	$(30,457)	$4,048	$64,954	$(141,032)	$(100,883)

Capital contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	958	—	958
Capital distributions paid to noncontrolling interests	—	—	—	—	—	(2,485)	—	(2,485)
Settlement of equity-based compensation in satisfaction of withholding tax requirements	—	—	(1,458)	—	—	—	(4,967)	(6,425)
Partners’ distributions	—	—	—	—	—	—	(19,571)	(19,571)
Deemed contributions	—	—	—	—	—	—	14,958	14,958
Net change in cash flow hedges	—	—	—	—	774	—	2,255	3,029
Translation adjustment	—	—	—	—	(112)	—	(374)	(486)
Equity-based compensation	—	—	1,087	—	—	—	3,676	4,763
Declared dividends	—	—	—	(5,032)	—	—	—	(5,032)
Deferred tax and other tax adjustments	—	—	(134)	—	—	—	—	(134)
Equity reallocation between controlling and non-controlling interests	—	—	—	(936)	—	—	936	—
Net income (loss)	—	—	—	5,898	—	1,337	10,385	17,620
Balance at September 30, 2023	$4	$14	$1,081	$(30,527)	$4,710	$64,764	$(133,734)	$(93,688)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Noncontrolling Interests in GCMH	Total Equity (Deficit)
Balance at December 31, 2022	$4	$14	$—	$(23,934)	$4,096	$67,900	$(142,086)	$(94,006)

Capital contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	1,819	—	1,819
Capital distributions paid to noncontrolling interests	—	—	—	—	—	(10,461)	—	(10,461)
Repurchase of Class A common stock	—	—	(1,003)	—	—	—	(3,475)	(4,478)
Settlement of equity-based compensation in satisfaction of withholding tax requirements	—	—	(2,306)	—	—	—	(7,913)	(10,219)
Partners’ distributions	—	—	—	—	—		(39,018)	(39,018)
Deemed contributions	—	—	—	—	—	—	89,182	89,182
Net change in cash flow hedges	—	—	—	—	859	—	2,681	3,540
Translation adjustment	—	—	—	—	(245)	—	(831)	(1,076)
Equity-based compensation	—	—	4,521	—	—	—	15,583	20,104
Declared dividends	—	—	—	(15,166)	—	—	—	(15,166)
Deferred tax and other tax adjustments	—	—	(131)	—	—	—	—	(131)
Equity reallocation between controlling and non-controlling interests	—	—	—	(943)	—	—	943	—
Net income (loss)	—	—	—	9,516	—	5,506	(48,800)	(33,778)
Balance at September 30, 2023	$4	$14	$1,081	$(30,527)	$4,710	$64,764	$(133,734)	$(93,688)
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

See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$(33,778)	$68,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,054	2,913
Equity-based compensation	20,104	19,853
Deferred tax income expense	2,825	4,405
Other non-cash compensation	915	1,157
Partnership interest-based compensation	89,182	21,471
Amortization of debt issuance costs	824	832
Amortization of terminated swap	(4,792)	4,068
Change in fair value of warrant liabilities	(2,322)	(17,872)
Change in payable to related parties pursuant to tax receivable agreement	29	(53)
Amortization of deferred rent	—	26
Proceeds received from investments	6,890	18,701
Non-cash investment income	(11,089)	(7,387)
Non-cash lease expense	4,815	4,127
Other	393	(82)
Change in assets and liabilities:
Management fees receivable	(3,548)	4,143
Incentive fees receivable	(4,359)	64,382
Due from related parties	583	(150)
Other assets	3,608	5,866
Accrued compensation and benefits	(6,295)	(29,179)
Lease liabilities	(5,703)	(5,362)
Employee related obligations	(885)	(122)
Accrued expenses and other liabilities	5,938	117
Net cash provided by operating activities	65,389	159,929
Cash flows from investing activities
Purchases of premises and equipment	(1,317)	(1,398)
Contributions/subscriptions to investments	(21,065)	(23,164)
Distributions from investments	9,351	14,224
Net cash used in investing activities	(13,031)	(10,338)
Cash flows from financing activities
Capital contributions received from noncontrolling interests	1,819	1,359
Capital distributions paid to partners and member	(39,018)	(71,664)
Capital distributions paid to noncontrolling interests	(10,461)	(23,610)
Principal payments on senior loan	(3,000)	(3,000)
Payments to repurchase Class A common stock	(4,478)	(20,489)
Payments to repurchase warrants	—	(2,569)
Settlement of equity-based compensation in satisfaction of withholding tax requirements	(10,219)	(6,445)
Dividends paid	(15,590)	(13,801)
Net cash used in financing activities	(80,947)	(140,219)
Effect of exchange rate changes on cash	(1,220)	(3,982)
Net increase (decrease) in cash and cash equivalents	$(29,809)	$5,390
Cash and cash equivalents
Beginning of period	85,163	96,185
End of period	$55,354	$101,575
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$22,194	$12,067
Cash paid during the period for income taxes, net	$2,789	$6,605
Supplemental disclosure of cash flow information from operating activities
Non-cash right-of-use assets obtained in exchange for new and extended operating leases	$34,116	$693
Non-cash adjustment to operating lease right-of-use assets from lease modification	$(827)	$—
Supplemental disclosure of non-cash information from financing activities
Deemed contributions from GCMH Equityholders	$89,182	$21,471
Establishment of deferred tax assets, net related to tax receivable agreement and the Transaction	$(131)	$3
Dividends declared but not paid	$1,414	$996
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
GCMG was incorporated on July 27, 2020 under the laws of the State of Delaware for the purpose of consummating the Transaction and merging with CF Finance Acquisition Corp. (“CFAC”), which was incorporated on July 9, 2014 under the laws of the State of Delaware. GCMG owns all of the equity interests of GCM Grosvenor Holdings, LLC (“IntermediateCo”), formerly known as CF Finance Intermediate Acquisition, LLC until November 18, 2020, which is the general partner of GCMH subsequent to the Transaction. GCMG’s ownership (through IntermediateCo) of GCMH as of September 30, 2023 and December 31, 2022 was approximately 23.0% and 22.5%, respectively.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all necessary adjustments (which consists of only normal recurring items) have been made to fairly present the Condensed Consolidated Financial Statements for the interim periods presented. Results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”).
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
Investments
Investments primarily consist of investments in GCM Funds and other funds the Company does not control, but is deemed to exert significant influence, and are generally accounted for using the equity method of accounting. Under the equity method of accounting, the Company records its share of the underlying income or loss of such entities, which reflects the net asset value of such investments. Management believes the net asset value of the funds is representative of fair value. The resulting gains and losses are included as investment income (loss) in the Condensed Consolidated Statements of Income (Loss).
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
Recently Issued Accounting Standards
In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments — Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. The Company adopted this standard on January 1, 2023 on a prospective basis. Adoption did not have a material impact on the Consolidated Financial Statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which amends current guidance to provide optional practical expedients and

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

exceptions, if certain criteria are met, for applying GAAP to contracts, hedging relationships and other transactions that are affected by the reference rate reform. Initially the update did not apply to contract modifications or hedging relationships entered into after December 31, 2022, but in December 2022, the FASB issued ASU 2022-06, which defers the sunset date for applying reference rate reform relief in ASC 848 to December 31, 2024. This guidance is effective for adoption any time after March 12, 2020, but must be adopted prior to December 31, 2024. The Company’s adoption of these ASUs did not have a material impact on the Consolidated Financial Statements.
3. Revenue
For the three and nine months ended September 30, 2023 and 2022, management fees and incentive fees consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Management fees	2023	2022	2023	2022
Management fees, net	$90,915	$87,600	$269,583	$267,669
Fund expense reimbursement revenue	3,658	3,115	10,799	7,986
Total management fees	$94,573	$90,715	$280,382	$275,655

	Three Months Ended September 30,		Nine Months Ended September 30,
Incentive fees	2023	2022	2023	2022
Performance fees	$661	$1,006	$1,174	$2,324
Carried interest	25,412	44,461	43,710	65,640
Total incentive fees	$26,073	$45,467	$44,884	$67,964
The Company recognized revenues of $0.5 million during the three and nine months ended September 30, 2023 and $0.4 million during the nine months ended September 30, 2022, that were previously received and deferred at the beginning of the respective periods. The Company did not recognize revenue during the three months ended September 30, 2022 that was previously deferred.
4. Investments
Investments consist of the following:

	As of
	September 30, 2023	December 31, 2022
Equity method investments	$228,637	$213,776
Other investments	11,246	10,194
Total investments	$239,883	$223,970
As of September 30, 2023 and December 31, 2022, the Company held investments of $239.9 million and $224.0 million, respectively, of which $59.3 million and $64.9 million were owned by noncontrolling interest holders, respectively. Future net income (loss) and cash flow from investments held by noncontrolling interest holders will not be attributable to the Company.
See Note 5 for fair value disclosures of certain investments held within other investments.
5. Fair Value Measurements
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis and level of inputs used for such measurements as of September 30, 2023 and December 31, 2022:

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

	Fair Value as of September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$12,302	$—	$—	$12,302
Other investments	—	—	11,057	11,057
Interest rate derivatives	—	1,807	—	1,807
Total assets	$12,302	$1,807	$11,057	$25,166

Liabilities
Public warrants	$5,203	$—	$—	$5,203
Private warrants	—	—	335	335
Total liabilities	$5,203	$—	$335	$5,538

	Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$36,240	$—	$—	$36,240
Other investments	—	—	10,007	10,007
Total assets	$36,240	$—	$10,007	$46,247

Liabilities
Public warrants	$7,386	$—	$—	$7,386
Private warrants	—	—	475	475
Interest rate derivatives	—	6,473	—	6,473
Total liabilities	$7,386	$6,473	$475	$14,334
Money Market Funds
Money market funds are valued using quoted market prices and are included in cash and cash equivalents in the Condensed Consolidated Statements of Financial Condition.
Interest Rate Derivatives
Management determines the fair value of its interest rate derivative agreement based on the present value of expected future cash flows based on observable future rates applicable to each swap contract using linear interpolation, inclusive of the risk of non-performance, using a discount rate appropriate for the duration. See Note 12 for additional information regarding interest rate derivatives.
Other Investments
Investments in the subordinated notes of a structured alternatives investment solution are not publicly traded and are classified as Level 3. Management determines the fair value of these other investments using a discounted cash flow analysis (“Cash Flow Analysis”). The position was classified as Level 3 as of September 30, 2023 and December 31, 2022 because of the use of significant unobservable inputs in the Cash Flow Analysis as follows:

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

	As of September 30, 2023		As of December 31, 2022		Impact to Valuation from an Increase in Input(2)
Significant Unobservable Inputs(1)	Range	Weighted Average	Range	Weighted Average
Discount rate(3)	26.5% – 27.5%	27.0%	25.5% - 26.5%	26%	Decrease
Expected term (years)	10 – 15	N/A	10 – 15	N/A	Decrease
Expected return – liquid assets(4)	2.0% – 5.0%	4.3%	2.0% - 6.0%	5.0%	Increase
Expected total value to paid in capital – private assets(5)	1.24x – 2.76x	1.90x	1.32x – 2.40x	1.85x	Increase
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
The resulting fair values of $11.1 million and $10.0 million were recorded within investments in the Condensed Consolidated Statements of Financial Condition as of September 30, 2023 and December 31, 2022, respectively.
The following table presents changes in Level 3 assets measured at fair value for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$10,690	$9,956	$10,007	$11,010
Change in fair value	367	(193)	1,050	(1,247)
Balance at end of period	$11,057	$9,763	$11,057	$9,763
Public Warrants
The public warrants are valued using quoted market prices on the Nasdaq Stock Market LLC under the ticker GCMGW.
Private Warrants
The private warrants were classified as Level 3 as of September 30, 2023 and December 31, 2022 because of the use of significant unobservable inputs in the valuation, however the overall private warrant valuation and change in fair value are not material to the Condensed Consolidated Financial Statements.
The valuations for the private warrants were determined to be $0.37 and $0.53 per unit as of September 30, 2023 and December 31, 2022, respectively. The resulting fair values of $0.3 million and $0.5 million were recorded within warrant liabilities in the Condensed Consolidated Statements of Financial Condition as of September 30, 2023 and December 31, 2022, respectively. See Note 7 for additional information regarding the warrant activity.
The following table presents changes in Level 3 liabilities measured at fair value for the three and nine months ended September 30, 2023 and 2022:

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$(314)	$(408)	$(475)	$(1,584)
Change in fair value	(21)	(229)	140	947
Balance at end of period	$(335)	$(637)	$(335)	$(637)
6. Equity
Shares of Common Stock Outstanding
The following table shows a rollforward of the common stock outstanding for the three and nine months ended September 30, 2023:

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Class A common stock	Class B common stock	Class C common stock	Class A common stock	Class B common stock	Class C common stock
Beginning of period	41,833,448	—	144,235,246	41,806,215	—	144,235,246
Net shares delivered for vested RSUs	1,147,193	—	—	1,738,615	—	—
Repurchase of Class A Shares	—	—	—	(564,189)	—	—
End of period	42,980,641	—	144,235,246	42,980,641	—	144,235,246
As of September 30, 2023, 245,780 RSUs were vested, but not yet delivered, and are therefore not yet included in outstanding Class A common stock. The delivery of vested RSUs will be reduced by the number of shares withheld to satisfy statutory withholding tax obligations. See Note 10 for information regarding an additional 2.9 million RSUs that were granted in October 2023.
Dividends
Dividends are reflected in the Condensed Consolidated Statements of Equity (Deficit) when declared by the Board of Directors. The table below summarizes dividends declared to date during 2023:

Declaration Date	Record Date	Payment Date	Dividend per Common Share
February 9, 2023	March 1, 2023	March 15, 2023	$0.11
May 9, 2023	June 1, 2023	June 15, 2023	$0.11
August 8, 2023	September 1, 2023	September 15, 2023	$0.11
November 7, 2023	December 1, 2023	December 15, 2023	$0.11
Dividend equivalent payments of $0.9 million were accrued for holders of RSUs as of September 30, 2023. Distributions to partners represent distributions made to GCMH Equityholders.
Stock Repurchase Plan
On August 6, 2021, GCMG’s Board of Directors authorized a stock repurchase plan which may be used to repurchase shares of the Company’s outstanding Class A common stock and warrants to purchase shares of Class A common stock. Class A common stock and warrants may be repurchased from time to time in open market transactions, in privately negotiated transactions, including with employees or otherwise, pursuant to the requirements of Rule 10b5-1 and Rule 10b-18 of the Exchange Act, as well as to retire (by cash settlement or the payment of tax withholding amounts upon net settlement) equity-based awards granted under our 2020 Incentive Award Plan (and any successor plan thereto), with the terms and conditions of these repurchases depending on legal requirements, price, market and economic conditions and other factors. The Company is not obligated under the terms of the plan to repurchase any of its Class A common stock or warrants, the program has no expiration date and the Company may suspend or terminate the program at any time without prior notice. Any shares of Class A

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

common stock and any warrants repurchased as part of this program will be canceled. GCMG’s Board of Directors has made subsequent increases to its original stock repurchase authorization amount for shares and warrants. As of December 31, 2022, the total authorization was $90.0 million, excluding fees and expenses. On August 8, 2023, GCM Grosvenor’s Board of Directors increased the firm's existing repurchase authorization by $25 million, from $90 million to $115 million.
During the three and nine months ended September 30, 2023, the Company was deemed to have repurchased 804,046 and 3,289,385 shares, respectively, for either (1) RSUs that were settled in cash or (2) amounts withheld in connection with the payment of tax liabilities on behalf of employees upon the settlement of vested RSUs for $6.4 million and $25.8 million, or an average of $7.99 and $7.85 per share, respectively. See Note 10 for additional information regarding RSUs. During the nine months ended September 30, 2023, the Company also repurchased 564,189 shares of Class A common stock for $4.5 million, or an average of $7.94 per share. Other than the deemed repurchases described above, the Company did not repurchase shares of Class A common stock during the three months ended September 30, 2023. As of September 30, 2023, the Company had $40.2 million remaining under the stock repurchase plan.
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
The following table shows public and private warrants outstanding for the three and nine months ended September 30, 2023:

	Public Warrants	Private Warrants	Total
Outstanding	16,784,970	900,000	17,684,970
There were no warrant exercises or repurchases during the three and nine months ended September 30, 2023.
8. Variable Interest Entities
The Company consolidates certain VIEs in which it is determined that the Company is the primary beneficiary.
The Company holds variable interests in certain entities that are VIEs which are not consolidated, as it is determined that the Company is not the primary beneficiary. The Company’s involvement with such entities is generally in the form of direct equity interests in, and fee arrangements with, the entities in which it also serves as the general partner or managing member. The Company evaluated its variable interests in the VIEs and determined it is not considered the primary beneficiary of the entities primarily because it does not have interests in the entities that could potentially be significant. No reconsideration events that caused a change in the Company’s consolidation conclusions occurred during either the nine months ended September 30, 2023 or the year ended December 31, 2022. As of September 30, 2023 and December 31, 2022, the total unfunded commitments from the special limited partner and general partners to the unconsolidated VIEs were $40.2 million and $41.1 million, respectively. These commitments are the primary source of financing for the unconsolidated VIEs.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

The following table sets forth certain information regarding the VIEs in which the Company holds a variable interest but does not consolidate. The assets recognized on the Company’s Condensed Consolidated Statements of Financial Condition relate to the Company’s interests in and management fees, incentive fees and third party costs receivables from these non-consolidated VIEs. The Company’s maximum exposure to loss relating to non-consolidated VIEs as of September 30, 2023 and December 31, 2022 were as follows:

	As of
	September 30, 2023	December 31, 2022
Investments	$101,333	$98,712
Receivables	19,835	11,695
Maximum exposure to loss	$121,168	$110,407
The above table includes investments in VIEs which are owned by noncontrolling interest holders of approximately $32.7 million and $36.7 million as of September 30, 2023 and December 31, 2022, respectively.
9. Employee Compensation and Benefits
For the three and nine months ended September 30, 2023 and 2022, employee compensation and benefits consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash-based employee compensation and benefits	$39,148	$39,833	$122,292	$121,997
Equity-based compensation	3,437	5,706	33,045	21,191
Partnership interest-based compensation	14,958	7,329	89,182	21,471
Carried interest compensation	13,777	25,946	24,894	37,840
Cash-based incentive fee related compensation	4,712	7,367	7,177	10,180
Other non-cash compensation	381	321	915	1,157
Total employee compensation and benefits	$76,413	$86,502	$277,505	$213,836
Partnership Interest in Holdings, Holdings II and Management LLC
Payments and settlements for partnership interest awards to the employees are made by GCMH Equityholders. As a result, the Company records a non-cash profits interest compensation charge and an offsetting deemed contribution to equity (deficit) to reflect the payments or settlements made or owed by the GCMH Equityholders. Since payments or settlements are made by Holdings, Holdings II and Management LLC, the expense that is pushed down to GCMH and the offsetting deemed contribution are each attributed solely to noncontrolling interests in GCMH. Any liability related to the awards is recognized at Holdings, Holdings II or Management LLC as Holdings, Holdings II or Management LLC is the party responsible for satisfying the obligation, and is not shown in the Company’s Condensed Consolidated Financial Statements. The Company has recorded deemed contributions to equity (deficit) from Holdings, Holdings II and Management LLC of approximately $15.0 million and $7.3 million for the three months ended September 30, 2023 and 2022, respectively, and $89.2 million and $21.5 million for the nine months ended September 30, 2023 and 2022, respectively, for partnership interest-based compensation expense which was or will ultimately be paid or settled by Holdings, Holdings II or Management LLC.
GCMH Equityholders have modified awards to certain individuals upon their voluntary retirement or intention to retire as employees. These awards generally include a stated target amount that, upon payment, terminates the recipient’s rights to future distributions and allows for a lump sum buy-out of the awards, at the discretion of the managing member of Holdings, Holdings II, and Management LLC. The awards are accounted for as partnership interest-based compensation at the fair value of these expected future payments, in the period the employees accepted the offer. No partnership interest-based compensation expense related to award modifications was recognized for the three and nine months ended September 30, 2023 (other than as

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
discussed for the Holdings Awards below) and $1.6 million and $4.7 million was recognized for the three and nine months ended September 30, 2022.
The liability associated with awards that contain a stated target has been retained by Holdings as of September 30, 2023 and December 31, 2022 and is re-measured at each reporting date, with any corresponding changes in liability being reflected as employee compensation and benefits expense of the Company. No recipients had unvested stated target payments as of September 30, 2023. Certain recipients had unvested stated target payments of $1.6 million as of September 30, 2022, which was not reflected as employee compensation and benefits expense by the Company as of September 30, 2022. The Company recognized partnership interest-based compensation expense of $3.7 million and $5.6 million for the three months ended September 30, 2023 and 2022, respectively, and $17.9 million and $16.6 million for the nine months ended September 30, 2023 and 2022, respectively, related to profits interest awards that are in substance profit-sharing arrangements.
GCMH Equityholders Awards
In the year ended December 31, 2022, GCMH Equityholders entered into agreements that will transfer equity ownership between certain existing employee members of the GCMH Equityholders (“GCMH Equityholders Awards”). The GCMH Equityholders Awards will entitle recipients to receive Class A common stock upon vesting. The non-cash awards serve to transfer equity ownership from existing GCMH Equityholders to other existing member employees upon vesting. The GCMH Equityholders Awards do not dilute Class A common stockholders and do not impact cash flows of the Company. The GCMH Equityholders Awards are accounted for under ASC 718, Compensation—Stock Compensation. The awards generally will vest in May 2025 and do not entitle the recipients to dividends or distributions made on Class A common stock during the vesting period. As such, the fair value of the GCMH Equityholders Awards is based on the closing price of Class A common stock on the accounting grant date less the present value of dividends expected to be paid during the vesting period. GCMH Equityholders can settle the awards upon vesting by exchanging outstanding GCMH common units or by otherwise acquiring and delivering Class A common stock, and therefore the vesting of such awards will not dilute Class A common stockholders. The GCMH Equityholders Awards therefore have no economic impact on Class A common stockholders. As such, the expense that is pushed down to GCMH and the offsetting deemed contribution are each attributed solely to noncontrolling interests in GCMH, consistent with the accounting for payments to employees described above. The GCMH Equityholders Awards of 7,169,415 units had an aggregate grant date fair value of $53.4 million, or an average grant date fair value of $7.45 per unit. The Company recognized partnership interest-based compensation expense related to the GCMH Equityholders Awards of $5.5 million and $16.4 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2023, total unrecognized compensation expense related to unvested GCMH Equityholders Awards was $34.6 million and is expected to be recognized over the remaining weighted average period of 1.6 years.
Holdings Awards
On May 9, 2023, Holdings entered into amended and restated participation certificates with existing employee members (“Holdings Awards”). The Holdings Awards entitle recipients to a stated percentage, or minimum allocable share, of distributions from Holdings, as well as a profits interest with respect to net sale proceeds from dispositions of Holdings properties after certain threshold distributions to other members. Pursuant to ASC 505, the Holdings Awards will be recognized as compensation expense with a corresponding deemed contribution and are accounted for under ASC 718, Compensation—Stock Compensation as the awards have characteristics that are more akin to the risks and rewards of equity ownership in Holdings. These awards do not dilute Class A common stockholders and therefore have no economic impact on Class A common stockholders.
Certain of these existing employee members were previously awarded target amounts that entitled them to a stated percentage, or minimum allocable share, of distributions from Holdings until they received a sum certain. Those target amounts represented by those sums, which were previously recorded as partnership interest-based compensation, were reduced to zero in the amended and restated participation certificates. As a result, target amounts that were previously recorded as partnership interest-based compensation were reversed, while partnership interest-based compensation associated with the amended and restated participation certificates is recorded.
The Holdings Awards had an aggregate grant date fair value of $155.5 million. The fair value of the Holdings Awards was determined by a third-party valuation firm utilizing a discounted cash flow analysis for the minimum allocable share and a Monte Carlo simulation valuation model for the profits interest with respect to net sale proceeds from dispositions of Holdings

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
properties after the threshold distributions. Significant valuation inputs and assumptions included Holdings projected financial information and distributions, an estimated 10 year holding period, a 15.4% cost of equity, a 13.0% weighted average cost of capital, a 35% volatility assumption, the likelihood of a defined conversion event, a 40% discount for lack of marketability, and the fair value of reference properties that determine the threshold distributions for the profits interest with respect to net sale proceeds. The resulting fair value of the Holdings Awards is pushed down from Holdings to the Company and recorded as compensation expense. A portion of the Holdings Awards were vested upon grant, resulting in immediate expense recognition. The Company recognized partnership interest-based compensation expense related to the Holdings Awards of $5.8 million and $54.9 million for the three and nine months ended September 30, 2023, which is net of $80.0 million target amounts reversed during the nine months ended September 30, 2023. A portion of the Holdings Awards will vest and be expensed over a requisite service period through December 31, 2024. As of September 30, 2023, total unrecognized compensation expense related to unvested Holdings Awards was $20.6 million and is expected to be recognized over the remaining weighted average period of 1.0 years.
Other
Other consists of employee compensation and benefits expense related to deferred compensation programs and other awards that represent investments made in GCM Funds on behalf of the employees.
10. Equity-Based Compensation
In the nine months ended September 30, 2023, the Company granted 1.9 million equity-classified RSUs and 0.9 million liability-classified RSUs with aggregate grant date fair values of $15.5 million and $7.2 million, respectively, to certain employees. The liability-classified RSUs are either classified as liabilities because they are required to be settled in cash or because the Company has the right to and intends to (as of September 30, 2023) settle the RSUs partially or wholly in cash.
The majority of liability-classified awards outstanding as of December 31, 2022 were granted on December 15, 2022 and vested on March 31, 2023. Other awards generally vest either (a) one-third at the grant date with the remainder over two years in equal annual installments or (b) over a one to three year period. Upon delivery, the Company may withhold the number of shares to satisfy the statutory withholding tax obligation and deliver the net number of resulting shares vested. In the three and nine months ended September 30, 2023, the Company reclassified 0.3 million and 1.3 million RSUs, respectively, from liability-classified to equity-classified based on management’s intent to settle the awards in shares of Class A common stock.
See Note 9 for additional information regarding GCMH Equityholders Awards and Holdings Awards.
A summary of non-vested equity-classified RSU activity for the nine months ended September 30, 2023 is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of December 31, 2022	2,240,797	$11.71
Granted	1,889,274	8.22
Reclassified from liability-classified RSUs	1,272,839	8.36
Vested	(3,097,152)	10.53
Forfeited	(95,523)	9.31
Balance as of September 30, 2023	2,210,235	$8.54

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

A summary of non-vested liability-classified RSU activity for the nine months ended September 30, 2023 is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of December 31, 2022	3,155,161	$8.41
Granted	902,261	7.93
Reclassified to equity-classified RSUs	(1,272,839)	8.36
Vested	(2,153,025)	8.40
Forfeited	(65,625)	8.38
Balance as of September 30, 2023	565,933	$7.81
The total grant-date fair value of RSUs that vested during the three and nine months ended September 30, 2023 was $2.4 million and $50.7 million, respectively. For the three months ended September 30, 2023 and 2022, $3.4 million and $5.7 million, respectively, of compensation expense related to RSUs was recorded within employee compensation and benefits in the Condensed Consolidated Statements of Income (Loss). For the nine months ended September 30, 2023 and 2022, $33.0 million and $21.2 million, respectively, of compensation expense related to RSUs was recorded within employee compensation and benefits in the Condensed Consolidated Statements of Income (Loss). As of September 30, 2023, total unrecognized compensation expense related to unvested RSUs was $17.9 million and is expected to be recognized over the remaining weighted average period of 2.8 years.
The tax benefit related to RSUs that vested and were delivered during the nine months ended September 30, 2023 was $2.2 million.
In October 2023, the Company granted 2.9 million liability-classified RSUs that vest on March 1, 2024.
11. Debt
The table below summarizes the outstanding debt balance as of September 30, 2023 and December 31, 2022:

	As of
	September 30, 2023	December 31, 2022
Senior loan	$390,000	$393,000
Less: debt issuance costs	(4,549)	(5,373)
Total debt	$385,451	$387,627
Maturities of debt for the next five years and thereafter are as follows:

Year Ended December 31,
Remainder of 2023	$1,000
2024	4,000
2025	4,000
2026	4,000
2027	4,000
Thereafter	373,000
Total	$390,000
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
Since June 30, 2021, quarterly principal payments of $1.0 million are required to be made toward the 2028 Term Loans beginning June 30, 2021 (less any reduction for prior or future voluntary or mandatory prepayments of principal). Through June 30, 2023, the 2028 Term Loans had an interest rate of 2.50% over the LIBOR, subject to a 0.50% LIBOR floor. On June 29, 2023, the Company entered into Amendment No. 7 to the Credit Agreement to incorporate changes for the contemplated transition to the Term Secured Overnight Financing Rate (“Term SOFR”), and on July 1, 2023, in conjunction with a Benchmark Transition Event, the interest rate defaulted to the Term SOFR plus a Benchmark Replacement Adjustment as recommended by the Relevant Governmental Body (all terms as defined in the Amended Credit Agreement).
In addition to the scheduled principal repayments, the Company is required to offer to make prepayments of Consolidated Excess Cash Flow (“Cash Flow Payments”) no later than five days following the date the quarterly financial statements are due if the leverage ratio exceeds 2.50x. The Cash Flow Payments were calculated as defined in the Senior Loan agreement based on a percentage of calculated excess cash. During the three and nine months ended September 30, 2023, the Company did not make any Cash Flow Payments.
As of September 30, 2023 and December 31, 2022, $390.0 million and $393.0 million of 2028 Term Loans were outstanding, respectively, with weighted average interest rates of 7.47% and 3.65% for the nine months ended September 30, 2023 and 2022, respectively.
Under the credit and guaranty agreement governing the terms of the Senior Loan, the Company must maintain certain leverage and interest coverage ratios. The credit and guaranty agreement also contains other covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur debt and restrict the Company and its subsidiaries ability to merge or consolidate, or sell or convey all or substantially all of the Company’s assets. As of September 30, 2023, the Company was in compliance with all covenants.
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
Credit Facility
Concurrent with the issuance of the Senior Loan, the Company entered into a $50.0 million revolving credit facility (“Credit Facility”). The Credit Facility matures on February 24, 2026 and carries an unused commitment fee that is paid quarterly. There were no outstanding borrowings related to the Credit Facility as of each of September 30, 2023 and December 31, 2022.
Other
Certain subsidiaries of the Company agree to jointly and severally guarantee, as primary obligors and not merely as surety guarantees the obligations of their parent entity, GCMH.
Amortization of deferred debt issuance costs was $0.3 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively, and $0.8 million for each of the nine months ended September 30, 2023 and 2022, respectively. These amounts were recorded within interest expense in the Condensed Consolidated Statements of Income (Loss).

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

The carrying value of the Senior Loan, excluding the unamortized debt issuance costs presented as a reduction to the principal balance, approximated the fair value as of September 30, 2023 and December 31, 2022. As the Senior Loan was not accounted for at fair value, it was not included in the Company’s fair value hierarchy in Note 5, however had it been included, it would have been classified in Level 2.
12. Interest Rate Derivatives
The Company has entered into various derivative agreements with financial institutions to hedge interest rate risk related to its outstanding debt. The Company had the following interest rate derivative recorded within other assets as of September 30, 2023 and within accrued expenses and other liabilities as of December 31, 2022 in the Condensed Consolidated Statements of Financial Condition:

Derivative	Notional Amount	Fair Value as of September 30, 2023	Fair Value as of December 31, 2022	Fixed Rate Paid	Floating Rate Received	Effective Date(2)	Maturity Date
Interest rate swap	$300,000	$1,807	$(6,473)	4.37%	1 month Term SOFR(1)	November 2022	February 2028
____________
(1)Floating rate received subject to a 0.50% Floor. Refer to Note 11 regarding the interest rate on the outstanding debt for the July 1, 2023 Benchmark Transition Event. The floating rate received under the interest rate swap also defaulted to Term SOFR plus a Benchmark Replacement Adjustment concurrent with the Benchmark Transition Event.
(2)Represents the date at which the derivative is in effect and the Company is contractually required to begin payment of interest under the terms of the agreement.
A rollforward of the amounts in accumulated other comprehensive income (loss) (“AOCI”) related to interest rate derivatives designated as cash flow hedges is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Derivative gain (loss) at beginning of period	$29,641	$22,892	$29,130	$(3,622)
Amount recognized in other comprehensive income[1]	5,690	12,489	9,678	35,241
Amount reclassified from accumulated other comprehensive income (loss) to interest expense	(2,661)	1,372	(6,138)	5,134
Derivative gain at end of period	32,670	36,753	32,670	36,753
Less: gain attributable to noncontrolling interests in GCMH	26,885	28,090	26,885	28,090
Derivative gain at end of period, net	$5,785	$8,663	$5,785	$8,663
____________
(1) Net of an immaterial tax impact for each of the three and nine months ended September 30, 2023 and 2022.
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
The Company reclassified $1.9 million and $1.4 million for the three months ended September 30, 2023 and 2022, respectively, and $4.8 million and $4.1 million for the nine months ended September 30, 2023 and 2022, respectively, from AOCI to interest expense relating to the derivative instruments terminated that initially qualified for hedge accounting. The net impact of these reclassifications decreased interest expense for the three and nine months ended September 30, 2023 and increased interest expense for the three and nine months ended September 30, 2022.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
Effective on November 1, 2022, the Company entered into a swap agreement to hedge interest rate risk related to payments made for the 2028 Term Loans that has a notional amount of $300 million and a fixed rate of 4.37%. The new swap agreement and the 2028 Term Loans had a 0.50% LIBOR floor through June 30, 2023 and defaulted to Term SOFR on July 1, 2023 at the Benchmark Transition Event as discussed in Note 11. The swap was determined to be an effective cash flow hedge at inception based on a comparison of critical terms and remained an effective cash flow hedge at and following the Benchmark Transition Event.
The fair values of the interest rate swaps are based on observable market inputs and represent the net amount required to terminate the positions, taking into consideration market rates and non-performance risk. Refer to Note 5 for further details.
During the next twelve months, the Company expects to reclassify approximately $10.8 million from AOCI to interest expense (which will decrease interest expense), including the impact of the swap terminations.
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
In June 2023, the Company executed an agreement to lease office space for its New York office. The new space will replace the Company’s existing New York office space. The Company gained access to this space in August 2023 and established the ROU asset and lease liability. Total future lease payments are expected to be $65.7 million over 16.3 years. The landlord is providing a tenant improvement allowance of up to $7.0 million for improvements as specified in the lease. The lease contains rent escalation clauses based on increases in base rent, real estate taxes and operating expenses and a 16 month rent concession.
The components of operating lease expense recorded within general, administrative and other in the Condensed Consolidated Statements of Income (Loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost(1)	$2,249	$1,888	$6,051	$5,672
Variable lease cost(2)	1,034	870	3,418	3,047
Less: sublease income	49	49	130	145
Total lease cost	$3,234	$2,709	$9,339	$8,574
____________
(1)Includes $0.1 million and $0.2 million of short term lease expense for each of the three and nine months ended September 30, 2023 and 2022, respectively.
(2)Includes common area maintenance charges and other variable costs not included in the measurement of ROU assets and lease liabilities.
The following table summarizes cash flows and other supplemental information related to our operating leases:

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$6,460	$6,547
Non-cash ROU assets obtained in exchange for new and extended operating leases	$34,116	$693
Weighted average remaining lease term in years	12.8 years	3.0 years
Weighted average discount rate	6.1%	3.7%

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
As of September 30, 2023, the maturities of operating lease liabilities were as follows:

Remainder of 2023	$2,132
2024	4,336
2025	7,444
2026	5,785
2027	4,001
Thereafter	53,668
Total lease payments	77,366
Less: tenant improvement allowance	(7,048)
Less: imputed interest	(27,542)
Total operating lease liabilities	$42,776
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
The Company had $88.8 million and $88.9 million of unfunded investment commitments as of September 30, 2023 and December 31, 2022, respectively, representing general partner capital funding commitments to several of the GCM Funds.
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

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

The Company has a sublease agreement with Holdings. Because the terms of the sublease are identical to the terms of the original lease, there is no impact to net income in the Condensed Consolidated Statements of Income (Loss) or Condensed Consolidated Statements of Cash Flows.
The Company incurs certain costs, primarily related to accounting, client reporting, investment-decision making and treasury-related expenditures, for which it receives reimbursement from the GCM Funds in connection with its performance obligations to provide investment management services. The Company also incurs certain costs, primarily related to employee benefits and travel, for which it receives reimbursement from Holdings. Due from related parties in the Condensed Consolidated Statements of Financial Condition includes net receivables from GCM Funds of $12.5 million and $13.0 million and from Holdings of less than $0.1 million as of September 30, 2023 and December 31, 2022, respectively, paid on behalf of affiliated entities that are reimbursable to the Company.
Our executive officers, senior professionals, and certain current and former employees and their families invest on a discretionary basis in GCM Funds, and such investments are generally not subject to management fees and performance fees. As of September 30, 2023 and December 31, 2022, such investments and future commitments were $387.7 million and $366.2 million in aggregate, respectively.
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
From time to time, certain of the Company’s executive officers utilize a private business aircraft, including an aircraft wholly owned or controlled by members of Holdings. Additionally, the Company arranges for the use of the private business aircraft through a number of charter services, including entities predominantly or wholly owned or controlled by members of Holdings. The Company paid, net of reimbursements, $0.5 million and $0.6 million for the three months ended September 30, 2023 and 2022, respectively, and $2.0 million for each of the nine months ended September 30, 2023 and 2022, to utilize aircraft and charter services wholly owned or controlled by members of Holdings, which is recorded within general, administrative and other in the Condensed Consolidated Statements of Income (Loss).
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
The Company’s effective tax rate was 16% for each of the three months ended September 30, 2023 and 2022 and (21)% and 9% for the nine months ended September 30, 2023 and 2022, respectively. These rates were different than the statutory rate primarily due to the portion of income allocated to the noncontrolling interest holders, a valuation allowance recorded against deferred tax assets and discrete tax adjustments recorded in the periods.
As of September 30, 2023, the Company had no unrecognized tax positions and believes there will be no changes to uncertain tax positions within the next 12 months.
On August 16, 2022, the IRA was signed into law. In general, the provisions of the IRA will be effective beginning with the fiscal year 2023, with certain exceptions. The IRA includes a new 15% corporate minimum tax as well as a 1% excise tax on corporate stock repurchases completed after December 31, 2022. As required under the authoritative guidance of ASC 740, Income Taxes, the Company reviewed the impact on income taxes due to the change in legislation and concluded there was no impact to the financial statements as of September 30, 2023. The Company is in the process of evaluating the potential future impacts of the IRA, and while we do not expect a material impact from this legislation on our Condensed Consolidated

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

Financial Statements, we will continue to review and monitor any additional guidance provided by the Internal Revenue Service.
16. Earnings (Loss) Per Share
The following is a reconciliation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator for earnings (loss) per share calculation:
Net income attributable to GCM Grosvenor Inc., basic	$5,898	$3,099	$9,516	$15,430
Exchange of Partnership units	1,730	1,289	(62,230)	27,917
Net income (loss) attributable common stockholders, diluted	7,628	4,388	(52,714)	43,347

Denominator for earnings (loss) per share calculation:
Weighted-average shares, basic	43,467,609	43,518,580	43,189,001	44,401,559
Exchange of Partnership units	144,235,246	144,235,246	144,235,246	144,235,246
Assumed vesting of RSUs - incremental shares under the treasury stock method	294,593	145,659	—	327,721
Weighted-average shares, diluted	187,997,448	187,899,485	187,424,247	188,964,526

Basic EPS
Net income attributable to common stockholders, basic	$5,898	$3,099	$9,516	$15,430
Weighted-average shares, basic	43,467,609	43,518,580	43,189,001	44,401,559
Net income per share attributable to common stockholders, basic	$0.14	$0.07	$0.22	$0.35

Diluted EPS
Net income (loss) attributable common stockholders, diluted	$7,628	$4,388	$(52,714)	$43,347
Weighted-average shares, diluted	187,997,448	187,899,485	187,424,247	188,964,526
Net income (loss) per share attributable common stockholders, diluted	$0.04	$0.02	$(0.28)	$0.23
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

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Public warrants	16,784,970	16,784,970	16,784,970	16,784,970
Private warrants	900,000	900,000	900,000	900,000
Unvested RSUs under the treasury stock method	—	—	633,208	—
17. Subsequent Events
On November 7, 2023, GCM Grosvenor’s Board of Directors declared a quarterly dividend of $0.11 per share of Class A common stock to record holders as of the close of business on December 1, 2023. The payment date will be December 15, 2023.

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
We provided investment management / advisory services on assets of $76.0 billion and $73.7 billion as of September 30, 2023 and December 31, 2022, respectively.
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
Agreements generally include a clawback provision that, if triggered, would require us to return up to the cumulative amount of carried interest distributed, typically net of tax, upon liquidation of those funds, if the aggregate amount paid as carried interest exceeds the amount actually due based upon the aggregate performance of each fund. We have defined the portion to be deferred as the amount of carried interest, typically net of tax, that we would be required to return if all remaining investments had no value as of the end of each reporting period. As of September 30, 2023, deferred revenue relating to constrained realized carried interest was approximately $5.6 million.
Assets under management that are subject to carried interest, excluding investments of the firm and our professionals from which we generally do not earn incentive fees, were approximately $41.9 billion as of September 30, 2023.

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
Assets under management that are subject to performance fees, excluding investments of the firm and our professionals from which we generally do not earn incentive fees, were approximately $12.4 billion as of September 30, 2023.
Other Operating Income
Other operating income primarily consists of administrative fees from certain private investment vehicles where we perform a full suite of administrative functions but do not manage or advise and have no discretion over the capital.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits primarily consists of (1) cash-based employee compensation and benefits, (2) equity-based compensation, (3) partnership interest-based compensation, (4) carried interest compensation, (5) cash-based incentive fee related compensation and (6) other non-cash compensation. Bonus and incentive fee related compensation is generally determined by our management and is discretionary taking into consideration, among other things, our financial results and the employee’s performance. In addition, various individuals, including certain senior professionals have been awarded partnership interests and/or restricted stock units (“RSUs”). These partnership interests grant the recipient the right to certain cash distributions from GCMH Equityholders’ profits (to the extent such distributions are authorized) and/or to certain net sale proceeds after threshold distributions, resulting in non-cash profits interest compensation expense. Certain employees and former employees are also entitled to a portion of the carried interest and performance fees realized from certain GCM Funds, which is payable upon a realization of the carried interest or performance fees. The Company recognizes compensation expense attributable to the RSUs on a straight-line basis over the requisite service period, which is generally the vesting period.
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

Results of Operations
The following is a discussion of our consolidated results of operations for the three and nine months ended September 30, 2023 and 2022. This information is derived from our accompanying Condensed Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, unaudited)
Revenues
Management fees	$94,573	$90,715	$280,382	$275,655
Incentive fees	26,073	45,467	44,884	67,964
Other operating income	1,068	1,032	3,177	3,083
Total operating revenues	121,714	137,214	328,443	346,702
Expenses
Employee compensation and benefits	76,413	86,502	277,505	213,836
General, administrative and other	21,397	21,982	75,902	66,333
Total operating expenses	97,810	108,484	353,407	280,169
Operating income (loss)	23,904	28,730	(24,964)	66,533
Investment income (loss)	2,656	(2,276)	11,089	7,387
Interest expense	(5,688)	(5,797)	(18,025)	(16,672)
Other income	439	87	1,611	88
Change in fair value of warrant liabilities	(352)	(3,790)	2,322	17,872
Net other income (expense)	(2,945)	(11,776)	(3,003)	8,675
Income (loss) before income taxes	20,959	16,954	(27,967)	75,208
Provision for income taxes	3,339	2,789	5,811	7,133
Net income (loss)	17,620	14,165	(33,778)	68,075
Less: Net income attributable to noncontrolling interests in subsidiaries	1,337	1,719	5,506	7,399
Less: Net income (loss) attributable to noncontrolling interests in GCMH	10,385	9,347	(48,800)	45,246
Net income attributable to GCM Grosvenor Inc.	$5,898	$3,099	$9,516	$15,430
Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, unaudited)
Private markets strategies	$54,497	$49,347	$159,277	$146,582
Absolute return strategies	36,418	38,253	110,306	121,087
Fund expense reimbursement revenue	3,658	3,115	10,799	7,986
Total management fees	94,573	90,715	280,382	275,655
Incentive fees	26,073	45,467	44,884	67,964
Administrative fees	899	813	2,650	2,340
Other	169	219	527	743
Total other operating income	1,068	1,032	3,177	3,083
Total operating revenues	$121,714	$137,214	$328,443	$346,702

Three Months Ended September 30, 2023 and September 30, 2022
Management fees increased $3.9 million, or 4%, to $94.6 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Private markets strategies fees increased $5.2 million, or 10%, primarily due to a $3.5 million increase in private markets strategies specialized funds fees and a $1.7 million increase in private markets strategies customized separate accounts fees, both as a result of capital raising and deployment. Fund expense reimbursement revenue increased $0.5 million, or 17%, to $3.7 million. These increases were partially offset by a decrease of $1.8 million, or 5%, in absolute return strategies fees driven by lower FPAUM primarily as a result of net withdrawals.
Incentive fees consisted of carried interest and performance fees. Carried interest decreased $19.0 million, or 43%, to $25.4 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to lower distributions and lower carry realizations during the three months ended September 30, 2023. Performance fees of $0.7 million for the three months ended September 30, 2023 were generally consistent with those in the three months ended September 30, 2022.
Nine Months Ended September 30, 2023 and September 30, 2022
Management fees increased $4.7 million, or 2%, to $280.4 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Private markets strategies fees increased $12.7 million, or 9%, primarily due to a $6.4 million increase in fees related to private markets strategies specialized funds and a $6.2 million increase in private markets strategies customized separate accounts fees, both as a result of capital raising and deployment. Fund expense reimbursement revenue increased $2.8 million, or 35%, to $10.8 million. These increases were largely offset by a decrease of $10.8 million, or 9%, in absolute return strategies fees driven by lower FPAUM as a result of net withdrawals and lower market performance in 2022.
Incentive fees consisted of carried interest and performance fees. Carried interest decreased $21.9 million, or 33%, to $43.7 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022 primarily due to lower distributions and lower carry realizations during the nine months ended September 30, 2023. Performance fees decreased $1.2 million, or 50%, to $1.2 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. Performance fees are generally determined at the end of the calendar year and are generally minimal in interim periods.
Expenses
Employee Compensation and Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, unaudited)
Cash-based employee compensation and benefits	$39,148	$39,833	$122,292	$121,997
Equity-based compensation	3,437	5,706	33,045	21,191
Partnership interest-based compensation	14,958	7,329	89,182	21,471
Carried interest compensation	13,777	25,946	24,894	37,840
Cash-based incentive fee related compensation	4,712	7,367	7,177	10,180
Other non-cash compensation	381	321	915	1,157
Total employee compensation and benefits	$76,413	$86,502	$277,505	$213,836
Three Months Ended September 30, 2023 and September 30, 2022
Employee compensation and benefits decreased $10.1 million, or 12%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The overall decrease was primarily driven by carried interest compensation and cash-based incentive fee related compensation, which decreased $12.2 million, or 47%, and $2.7 million, or 36%, respectively, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to lower realized carried interest during the during the three months ended September 30, 2023. Equity-based compensation decreased $2.3 million, or 40%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, as the prior year third quarter included amortization of expense for larger awards made in connection with the Transaction that fully vested during the first quarter of 2023. These decreases were partially offset by a

$7.6 million increase in partnership interest-based compensation during the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to the amortization of expense for awards granted to employees in the fourth quarter of 2022 and the Holdings Awards, as further described in Note 9 in the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Nine Months Ended September 30, 2023 and September 30, 2022
Employee compensation and benefits increased $63.7 million, or 30%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The overall increase was primarily driven by partnership interest-based compensation, which increased $67.7 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due to the expense recorded for and subsequent amortization of the Holdings Awards, as further described in Note 9 in the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, and the amortization of expense for awards granted to employees in the fourth quarter of 2022. Equity-based compensation increased $11.9 million, or 56%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to the amortization of expense for awards granted in the fourth quarter of 2022 that vested during the first quarter of 2023. Carried interest compensation and cash-based incentive fee related compensation decreased $12.9 million, or 34%, and $3.0 million, or 29%, respectively, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to lower realized carried interest during the nine months ended September 30, 2023.
General, Administrative and Other
Three and Nine Months Ended September 30, 2023 and September 30, 2022
General, administrative and other of $21.4 million for the three months ended September 30, 2023 was generally consistent with the three months ended September 30, 2022.
General, administrative and other increased $9.6 million, or 14%, to $75.9 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily driven by increases in professional fees, IT operations and travel costs.
Net Other Income (Expense)
Three Months Ended September 30, 2023 and September 30, 2022
Investment income was $2.7 million for the three months ended September 30, 2023 compared to investment loss of $2.3 million for the three months ended September 30, 2022, primarily due to the change in value of private and public market investments.
Interest expense of $5.7 million for the three months ended September 30, 2023 was generally consistent with the three months ended September 30, 2022 as a higher effective interest rate on the Term Loan Facility principal amount outstanding during the three months ended September 30, 2023 was offset by a change in the amount of amortization of realized gains or losses on interest rate swaps that initially qualified for hedge accounting and were subsequently terminated.
Other income was $0.4 million for the three months ended September 30, 2023 compared to other income of $0.1 million for the three months ended September 30, 2022. Other income in the three months ended September 30, 2023 consisted primarily of interest income.
Change in fair value of warrant liabilities of $(0.4) million for the three months ended September 30, 2023 was due to an increase in the fair value of the warrants from June 30, 2023 to September 30, 2023.
Nine Months Ended September 30, 2023 and September 30, 2022
Investment income was $11.1 million for the nine months ended September 30, 2023 compared to investment income of $7.4 million for the nine months ended September 30, 2022, primarily due to the change in value of private and public market investments.
Interest expense increased $1.4 million, or 8%, to $18.0 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to a higher effective interest rate on the Term Loan Facility principal amount outstanding during the nine months ended September 30, 2023, partially offset by a change in the amount of the amortization of realized gains or losses on interest rate swaps that initially qualified for hedge accounting and were subsequently terminated.
Other income was $1.6 million for the nine months ended September 30, 2023 compared to negligible other income for the nine months ended September 30, 2022. Other income in the nine months ended September 30, 2023 consisted primarily of interest income.
Change in fair value of warrant liabilities of $2.3 million for the nine months ended September 30, 2023 was due to a decrease in the fair value of the warrants from December 31, 2022 to September 30, 2023.
Provision for Income Taxes
Three and Nine Months Ended September 30, 2023 and September 30, 2022
Provision for income taxes primarily reflect U.S. federal and state income taxes on our share of taxable income generated by the Company, as well as local and foreign income taxes of certain of the Company’s subsidiaries.
The Company’s effective tax rate was 16% for each of the three months ended September 30, 2023 and 2022 and (21)% and 9% for the nine months ended September 30, 2023 and 2022, respectively. Our overall effective tax rate was less than the statutory rate primarily due to the portion of income allocated to the noncontrolling interest holders, a valuation allowance recorded against deferred tax assets and discrete tax adjustments recorded in the periods.
Net Income (Loss) Attributable to Noncontrolling Interests
Three and Nine Months Ended September 30, 2023 and September 30, 2022
Net income attributable to noncontrolling interests in subsidiaries was $1.3 million and $1.7 million for the three months ended September 30, 2023 and 2022, respectively, and $5.5 million and $7.4 million for the nine months ended September 30, 2023 and 2022, respectively. The decreases for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, were primarily attributable to a decrease in income generated by our consolidated subsidiaries not wholly owned by the Company.
Net income (loss) attributable to noncontrolling interests in GCMH was $10.4 million and $9.3 million for the three months ended September 30, 2023 and 2022, respectively, and $(48.8) million and $45.2 million for the nine months ended September 30, 2023 and 2022, respectively. The increase for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, was primarily attributable to the underlying performance of GCMH and was partiality offset by an increase in partnership-interest based compensation, which was fully allocated to noncontrolling interests in GCMH. The decrease for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was primarily attributable to an increase in partnership-interest based compensation, which was fully allocated to noncontrolling interests in GCMH and underlying performance of GCMH .
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

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
(in millions, unaudited)	Private Markets Strategies	Absolute Return Strategies	Total FPAUM	Private Markets Strategies	Absolute Return Strategies	Total FPAUM
Fee-paying AUM
Balance, beginning of period	$39,051	$21,510	$60,561	$36,876	$21,980	$58,856
Contributions	762	158	920	3,614	316	3,930
Withdrawals	(40)	(513)	(553)	(68)	(1,714)	(1,782)
Distributions	(249)	(9)	(258)	(752)	(58)	(810)
Change in market value	45	295	340	163	1,048	1,211
Foreign exchange and other	(15)	(27)	(42)	(279)	(158)	(437)
Balance, end of period	$39,554	$21,414	$60,968	$39,554	$21,414	$60,968
Contracted, not yet fee-paying AUM (“CNYFPAUM”) represents limited partner commitments which are expected to be invested and begin charging fees over the ensuing five years.

	As of
(in millions)	September 30, 2023	December 31, 2022
Contracted, not yet Fee-Paying AUM	$7,056	$7,603
AUM	$75,974	$73,667
Of the $7.1 billion CNYFPAUM as of September 30, 2023, approximately $2.5 billion is subject to an agreed upon fee ramp in schedule that will result in management fees being charged on approximately $0.1 billion of such amount in the remainder of 2023, approximately $0.9 billion of such amount in 2024, and the remaining approximately $1.5 billion in 2025 and beyond. With respect to approximately $4.6 billion of the $7.1 billion, management fees will be charged as such capital is invested, which will depend on a number of factors, including the availability of eligible investment opportunities.
Three Months Ended September 30, 2023
FPAUM increased $0.4 billion, or 1%, to $61.0 billion during the three months ended September 30, 2023, primarily due to $0.9 billion of contributions and a $0.3 billion increase in market value, partially offset by $0.6 billion and $0.3 billion of withdrawals and distributions, respectively.
•Private markets strategies FPAUM increased $0.5 billion, or 1%, to $39.6 billion during the three months ended September 30, 2023, primarily due to $0.8 billion of contributions, partially offset by $0.2 billion of distributions.
•Absolute return strategies FPAUM decreased $0.1 billion to $21.4 billion during the three months ended September 30, 2023, primarily due to $0.5 billion of withdrawals, partially offset by a $0.3 billion increase in market value and $0.2 billion of contributions.
Contracted, not yet fee-paying AUM increased $0.4 billion, or 5%, to $7.1 billion during the three months ended September 30, 2023 due to the closing of new commitments during the period net of reductions for Contracted, not yet fee-paying AUM that became fee-paying AUM during the period.
Total AUM was relatively flat during the three months ended September 30, 2023 as increases in FPAUM and Contracted, not yet fee-paying AUM were offset by changes in other AUM that includes mark to market, insider capital and non fee-paying AUM .
Nine Months Ended September 30, 2023
FPAUM increased $2.1 billion, or 4%, to $61.0 billion during the nine months ended September 30, 2023, primarily due to $3.9 billion of contributions and a $1.2 billion increase in market value, partially offset by $1.8 billion and $0.8 billion of withdrawals and distributions, respectively.
•Private markets strategies FPAUM increased $2.7 billion, or 7%, to $39.6 billion during the nine months ended September 30, 2023, primarily due to $3.6 billion of contributions, partially offset by $0.8 billion of distributions.

•Absolute return strategies FPAUM decreased $0.6 billion, or 3%, to $21.4 billion during the nine months ended September 30, 2023, primarily due to $1.7 billion of withdrawals, partially offset by a $1.0 billion increase in market value.
Contracted, not yet fee-paying AUM decreased $0.5 billion, or 7%, to $7.1 billion during the nine months ended September 30, 2023, primarily due to contracted, not yet fee-paying AUM that became fee-paying AUM during the period partially offset by the closing of new commitments.
AUM increased $2.3 billion, or 3%, to $76.0 billion during the nine months ended September 30, 2023, primarily driven by changes in FPAUM and contracted, not yet fee-paying AUM, as well as mark to market changes that did not impact FPAUM.
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

Summary of Non-GAAP Financial Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, unaudited)
Revenues
Private markets strategies	$54,497	$49,347	$159,277	$146,582
Absolute return strategies	36,418	38,253	110,306	121,087
Management fees, net (1)	90,915	87,600	269,583	267,669
Administrative fees and other operating income	1,068	1,032	3,177	3,083
Fee-Related Revenue	91,983	88,632	272,760	270,752
Less:
Cash-based employee compensation and benefits, net (2)	(38,027)	(39,412)	(116,409)	(120,795)
General, administrative and other, net (1,3)	(17,519)	(17,853)	(56,741)	(54,320)
Fee-Related Earnings	36,437	31,367	99,610	95,637
Incentive fees:
Performance fees	661	1,006	1,174	2,324
Carried interest	25,412	44,461	43,710	65,640
Incentive fee related compensation and NCI:
Cash-based incentive fee related compensation	(4,712)	(7,367)	(7,177)	(10,180)
Carried interest compensation, net (4)	(14,216)	(25,468)	(24,931)	(37,751)
Carried interest attributable to noncontrolling interests	(1,385)	(3,627)	(4,003)	(7,148)
Realized investment income, net of amount attributable to noncontrolling interests in subsidiaries (5)	554	526	1,393	3,983
Interest income	433	131	1,516	176
Other (income) expense	6	(44)	95	(88)
Depreciation	370	382	1,069	1,176
Adjusted EBITDA	43,560	41,367	112,456	113,769
Depreciation	(370)	(382)	(1,069)	(1,176)
Interest expense	(5,688)	(5,797)	(18,025)	(16,672)
Adjusted Pre-Tax Income	37,502	35,188	93,362	95,921
Adjusted income taxes (6)	(9,075)	(8,621)	(22,593)	(23,501)
Adjusted Net Income	$28,427	$26,567	$70,769	$72,420
____________
(1)    Excludes fund reimbursement revenue of $3.7 million and $3.1 million for the three months ended September 30, 2023 and 2022, respectively, and $10.8 million and $8.0 million for the nine months ended September 30, 2023 and 2022, respectively.
(2)    Excludes severance expense of $1.1 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively, and $5.9 million and $1.2 million for the nine months ended September 30, 2023 and 2022, respectively.
(3)    Excludes amortization of intangibles of $0.3 million and $0.6 million for the three months ended September 30, 2023 and 2022, respectively, and $1.0 million and $1.7 million for the nine months ended September 30, 2023 and 2022, respectively. Also excludes contemplated corporate transaction related costs of $(0.4) million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively, and $6.3 million and $2.1 million for the nine months ended September 30, 2023 and 2022, respectively. Also excludes non-core expenses of $0.3 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively, and $1.1 million and $0.2 million for the nine months ended September 30, 2023 and 2022, respectively. New York office relocation costs of $0.3 million is included in non-core expenses for the three and nine months ended September 30, 2023.
(4)    Excludes the impact of non-cash carried interest compensation of $0.4 million and $(0.5) million for the three months ended September 30, 2023 and 2022, respectively, and $(0.1) million for the nine months ended September 30, 2022. The net non-cash carried interest compensation for the nine months ended September 30, 2023 was de minimis.
(5)    Investment income or loss is generally realized when the Company redeems all or a portion of its investment or when the Company receives or is due cash, such as a from dividends or distributions.

(6)    Represents corporate income taxes at a blended statutory rate of 24.2% and 24.5% applied to Adjusted Pre-Tax Income for the three and nine months ended September 30, 2023 and 2022, respectively. The 24.2% and 24.5% are based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 3.2% and 3.5%, respectively.
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
The following table shows reconciliations of incentive fees to net incentive fees attributable to GCM Grosvenor for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, unaudited)
Incentive fees:
Performance fees	$661	$1,006	$1,174	$2,324
Carried interest	25,412	44,461	43,710	65,640
Less incentive fees contractually owed to others:
Cash carried interest compensation	(13,777)	(25,946)	(24,894)	(37,840)
Non-cash carried interest compensation	(439)	478	(37)	89
Carried interest attributable to other noncontrolling interest holders	(1,385)	(3,627)	(4,003)	(7,148)
Firm share of incentive fees (1)	10,472	16,372	15,950	23,065
Less: Cash-based incentive fee related compensation	(4,712)	(7,367)	(7,177)	(10,180)
Net Incentive Fees Attributable to GCM Grosvenor	$5,760	$9,005	$8,773	$12,885
____________
(1) Firm share represents incentive fees net of contractual obligations but before discretionary cash-based incentive compensation.
Adjusted Pre-Tax Income, Adjusted Net Income and Adjusted EBITDA
Adjusted Pre-Tax Income, Adjusted Net Income and Adjusted EBITDA are non-GAAP measures used to evaluate our profitability.
Adjusted Pre-Tax Income represents net income attributable to GCM Grosvenor Inc. including (a) net income (loss) attributable to GCMH, excluding (b) provision for income taxes, (c) changes in fair value of derivatives and warrant liabilities, (d) amortization expense, (e) partnership interest-based and non-cash compensation, (f) equity-based compensation, including cash-settled equity awards (as we view the cash settlement as a separate capital transaction), (g) unrealized investment income, (h) changes in TRA liability and (i) certain other items that we believe are not indicative of our core performance, including charges related to corporate transactions, employee severance, and New York office relocation costs.
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
The following table shows reconciliations of net income attributable to GCM Grosvenor Inc. and Adjusted Pre-Tax Income, Adjusted Net Income and Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, unaudited)
Adjusted Pre-Tax Income & Adjusted Net Income
Net income attributable to GCM Grosvenor Inc.	$5,898	$3,099	$9,516	$15,430
Plus:
Net income (loss) attributable to noncontrolling interests in GCMH	10,385	9,347	(48,800)	45,246
Provision for income taxes	3,339	2,789	5,811	7,133
Change in fair value of warrant liabilities	352	3,790	(2,322)	(17,872)
Amortization expense	328	579	985	1,737
Severance	1,121	421	5,883	1,202
Transaction expenses (1)	(441)	346	6,318	2,050
Changes in TRA liability and other (2)	335	168	803	295
Partnership interest-based compensation	14,958	7,329	89,182	21,471
Equity-based compensation	3,437	5,706	33,045	21,191
Other non-cash compensation	381	321	915	1,157
Less:
Unrealized investment (income) loss, net of noncontrolling interests	(2,152)	815	(7,937)	(3,208)
Non-cash carried interest compensation	(439)	478	(37)	89
Adjusted Pre-Tax Income	37,502	35,188	93,362	95,921
Less:
Adjusted income taxes (3)	(9,075)	(8,621)	(22,593)	(23,501)
Adjusted Net Income	$28,427	$26,567	$70,769	$72,420

Adjusted EBITDA
Adjusted Net Income	$28,427	$26,567	$70,769	$72,420
Plus:
Adjusted income taxes (3)	9,075	8,621	22,593	23,501
Depreciation expense	370	382	1,069	1,176
Interest expense	5,688	5,797	18,025	16,672
Adjusted EBITDA	$43,560	$41,367	$112,456	$113,769
____________

(1)    Represents 2023 and 2022 expenses related to contemplated corporate transactions.
(2)    For the three and nine months ended September 30, 2023, includes $0.3 million of New York office relocation costs.
(3) Represents corporate income taxes at a blended statutory rate of 24.2% and 24.5% applied to Adjusted Pre-Tax Income for the three and nine months ended September 30, 2023 and 2022, respectively. The 24.2% and 24.5% are based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 3.2% and 3.5%, respectively.

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
The following table shows a reconciliation of diluted weighted-average shares of Class A common stock outstanding to adjusted shares outstanding used in the computation of adjusted net income per share for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
$000, except per share amounts	2023	2022	2023	2022
	(in thousands, except share and per share amounts; unaudited)
Adjusted Net Income Per Share
Adjusted Net Income	$28,427	$26,567	$70,769	$72,420

Weighted-average shares of Class A common stock outstanding - basic	43,467,609	43,518,580	43,189,001	44,401,559
Exchange of partnership units	144,235,246	144,235,246	144,235,246	144,235,246
Assumed vesting of RSUs - incremental shares under the treasury stock method	294,593	145,659	—	327,721
Weighted-average shares of Class A common stock outstanding - diluted	187,997,448	187,899,485	187,424,247	188,964,526
Effective RSUs, if antidilutive for GAAP	—	—	633,208	—
Adjusted shares - diluted	187,997,448	187,899,485	188,057,455	188,964,526

Adjusted Net Income Per Share - Diluted	$0.15	$0.14	$0.38	$0.38
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
The following table shows reconciliations of Total Operating Revenues to Fee-Related Revenue for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, unaudited)
Total Operating Revenues	$121,714	$137,214	$328,443	$346,702
Less:
Incentive fees	(26,073)	(45,467)	(44,884)	(67,964)
Fund reimbursement revenue	(3,658)	(3,115)	(10,799)	(7,986)
Fee-Related Revenue	$91,983	$88,632	$272,760	$270,752

The following table shows reconciliations of Adjusted EBITDA to Fee-Related Earnings for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, unaudited)
Adjusted EBITDA	$43,560	$41,367	$112,456	$113,769
Less:
Incentive fees	(26,073)	(45,467)	(44,884)	(67,964)
Depreciation expense	(370)	(382)	(1,069)	(1,176)
Other non-operating income	(439)	(87)	(1,611)	(88)
Realized investment income, net of amount attributable to noncontrolling interests in subsidiaries	(554)	(526)	(1,393)	(3,983)
Plus:
Incentive fee-related compensation	18,928	32,835	32,108	47,931
Carried interest attributable to other noncontrolling interest holders	1,385	3,627	4,003	7,148
Fee-Related Earnings	$36,437	$31,367	$99,610	$95,637

Liquidity and Capital Resources
We have historically financed our operations and working capital through net cash provided by operating activities and borrowings under our Term Loan Facility and Revolving Credit Facility (each as defined below). As of September 30, 2023, we had $55.4 million of cash and cash equivalents and available borrowing capacity of $50.0 million under our Revolving Credit Facility. On July 29, 2022, the SEC declared effective our Registration Statement on Form S-3, pursuant to which the Company may issue a combination of securities described in the prospectus in one or more offerings from time to time. Our primary cash needs are to fund working capital requirements, invest in growing our business, make investments in GCM Funds, make scheduled principal payments and interest payments on our outstanding indebtedness, pay dividends to holders of our Class A common stock, and pay tax distributions to members. Additionally, as a result of the Transaction, we need cash to make payments under the Tax Receivable Agreement. We expect that our cash flow from operations, current cash and cash equivalents and available borrowing capacity under our Revolving Credit Facility will be sufficient to fund our operations and planned capital expenditures and to service our debt obligations for the next twelve months and the foreseeable future.
We are required to maintain minimum net capital balances for regulatory purposes for our Japan, Hong Kong and United Kingdom subsidiaries as well as our U.S. broker-dealer subsidiary. These net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of September 30, 2023 we are in compliance with these regulatory requirements.
Cash Flows

	Nine Months Ended September 30,
	2023	2022
	(in thousands, unaudited)
Net cash provided by operating activities	$65,389	$159,929
Net cash used in investing activities	(13,031)	(10,338)
Net cash used in financing activities	(80,947)	(140,219)
Effect of exchange rate changes on cash	(1,220)	(3,982)
Net increase (decrease) in cash and cash equivalents	$(29,809)	$5,390
Net Cash Provided by Operating Activities
Net cash provided by operating activities is generally comprised of our net income (loss) in the respective periods after adjusting for significant non-cash activities, including equity-based compensation for equity-classified awards, non-cash partnership interest-based compensation, the change in fair value of warrant liabilities and the change in equity value of our investments, all of which are included in earnings; proceeds received from return on investments; inflows for receipt of management and incentive fees; and outflows for operating expenses, including cash-based compensation.
Net cash provided by operating activities was $65.4 million and $159.9 million for the nine months ended September 30, 2023 and 2022, respectively. These operating cash flows were primarily driven by:
•net income of $69.2 million and $101.5 million for the nine months ended September 30, 2023 and 2022, respectively, after adjusting for $102.9 million and $33.5 million of net non-cash activities, respectively;
•a decrease in working capital of $10.7 million during the nine months ended September 30, 2023 as compared to an increase in working capital of $39.7 million during the nine months ended September 30, 2022, largely due to higher receipts of incentive fees in the nine months ended September 30, 2022; and
•proceeds received from investments of $6.9 million and $18.7 million for the nine months ended September 30, 2023 and 2022, respectively.
Net Cash Used in Investing Activities
Net cash used in investing activities was $(13.0) million and $(10.3) million for the nine months ended September 30, 2023 and 2022, respectively. These investing cash flows were primarily driven by:
•contributions/subscriptions to investments of $(21.1) million and $(23.2) million during the nine months ended September 30, 2023 and 2022, respectively; partially offset by
•distributions received from investments of $9.4 million and $14.2 million during the nine months ended September 30, 2023 and 2022, respectively.
Net Cash Used in Financing Activities
Net cash used in financing activities was $(80.9) million and $(140.2) million for the nine months ended September 30, 2023 and 2022, respectively. These financing cash flows were primarily driven by:
•capital distributions paid to partners and member of $(39.0) million and $(71.7) million during the nine months ended September 30, 2023 and September 30, 2022, respectively;
•capital distributions paid to noncontrolling interest holders of $(10.5) million and $(23.6) million during the nine months ended September 30, 2023 and 2022, respectively;
•principal payments on the Term Loan Facility of $(3.0) million during each of the nine months ended September 30, 2023 and 2022;
•payments to repurchase Class A common stock of $(4.5) million and $(20.5) million during the nine months ended September 30, 2023 and 2022, respectively;
•the repurchase of warrants of $(2.6) million during the nine months ended September 30, 2022;
•the settlement of equity-based compensation to satisfy withholding tax requirements of $(10.2) million and $(6.4) million during the nine months ended September 30, 2023 and September 30, 2022, respectively; and
•dividends paid of $(15.6) million and $(13.8) million during the nine months ended September 30, 2023 and 2022, respectively.
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
On June 23, 2021, the Company further amended its Term Loan Facility to increase the aggregate principal amount from $290.0 million to $400.0 million. On June 29, 2023, the Company entered into Amendment No. 7 to the Credit Agreement to incorporate changes for the contemplated transition to the Term Secured Overnight Financing Rate (“Term SOFR”), and on July 1, 2023, in conjunction with a Benchmark Transition Event, the interest rate defaulted to the Term SOFR plus a Benchmark Replacement Adjustment as recommended by the Relevant Governmental Body (all terms as defined in the Amended Credit Agreement). As of September 30, 2023, GCMH had borrowings of $390.0 million outstanding under the Term Loan Facility and no outstanding balance under the Revolving Credit Facility. As of September 30, 2023, we had available borrowing capacity of $50.0 million under our Revolving Credit Facility.
See Note 11 of our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of our outstanding indebtedness.
The terms of the Company’s current debt instruments contain covenants that may restrict the Company and its subsidiaries from paying distributions to its members. As a holding company, we are dependent upon the ability of GCMH to make distributions to its members, including us. However, the ability of GCMH to make such distributions is subject to its operating results, cash requirements and financial condition, restrictive covenants in our debt instruments and applicable Delaware law. These restrictions include restrictions on the payment of distributions whenever the payment of such distributions would cause GCMH to no longer be in compliance with any of its financial covenants under the Term Loan Facility. Absent an event of default under the Credit Agreement governing the terms of the Term Loan Facility, GCMH may make unlimited distributions when the Total Leverage Ratio (as defined in the Credit Agreement) is below 2.75x. As of September 30, 2023, the Total Leverage Ratio was below 2.75x and the Company was in compliance with all financial covenants.
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
Dividend Policy
We are a holding company with no material assets other than our indirect ownership of equity interests in GCMH and certain deferred tax assets. As such, we do not have any independent means of generating revenue. However, management of GCM Grosvenor expects to cause GCMH to make distributions to its members, including us, in an amount at least sufficient to allow us to pay all applicable taxes, to make payments under the Tax Receivable Agreement, and to pay our corporate and other overhead expenses. On November 7, 2023, we declared a quarterly dividend of $0.11 per share of Class A common stock to record holders as of the close of business on December 1, 2023. The payment date will be December 15, 2023. The payment of cash dividends on shares of our Class A common stock in the future, in this amount or otherwise, will be within the discretion of GCMG’s Board of Directors at such time.
Stock Repurchase Plan
On August 6, 2021, GCMG’s Board of Directors authorized a stock repurchase plan which may be used to repurchase the Company’s outstanding Class A common stock and warrants to purchase Class A common stock. Our Class A common stock and warrants may be repurchased from time to time in open market transactions, in privately negotiated transactions, including with employees or otherwise, pursuant to the requirements of Rule 10b5-1 and Rule 10b-18 of the Exchange Act, as well as to retire (by cash settlement or the payment of tax withholding amounts upon net settlement) equity-based awards granted under our 2020 Incentive Award Plan (and any successor plan thereto), with the terms and conditions of these repurchases depending on legal requirements, price, market and economic conditions and other factors. We are not obligated under the terms of the program to repurchase any of our Class A common stock or warrants, the program has no expiration date and we may suspend or terminate the program at any time without prior notice. Any shares of Class A common stock and any warrants repurchased as part of this program will be canceled. GCMG’s Board of Directors has made subsequent increases to its stock repurchase authorization for shares and warrants. As of December 31, 2022, the total authorization was $90.0 million, excluding fees and expenses. On August 8, 2023, GCM Grosvenor's Board of Directors increased the firm's existing share repurchase authorization by $25 million, from $90 million to $115 million.
For the nine months ended September 30, 2023, we spent $25.8 million to reduce Class A shares to be issued to employees to satisfy tax obligations in connection with the settlement of RSUs. We also spent $4.5 million during the nine months ended September 30, 2023 to repurchase shares of Class A common Stock. No warrants were repurchased during the three and nine months ended September 30, 2023. As of September 30, 2023, $40.2 million remained available under our stock repurchase plan.
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
Tax Receivable Agreement
Exchanges of Grosvenor common units by limited partners of GCMH will result in increases in the tax basis in our share of the assets of GCMH and its subsidiaries that otherwise would not have been available. These increases in tax basis are expected to increase our depreciation and amortization deductions and create other tax benefits, and therefore may reduce the amount of tax that we would otherwise be required to pay in the future. The Tax Receivable Agreement requires us to pay 85% of the amount of these and certain other tax benefits, if any, that we realize (or are deemed to realize in certain circumstances) to the TRA Parties. As of September 30, 2023, the amount payable to related parties pursuant to the Tax Receivable Agreement was $55.4 million.
Contractual Obligations, Commitments and Contingencies
In June 2023, the Company executed an agreement to lease office space for its New York office which will replace the existing New York office space. See Note 13 in the notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of the lease payments. There are no other material changes outside of the ordinary course of business in our contractual obligations, commitments and contingencies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
There have been no material changes in our market risks during the nine months ended September 30, 2023. For additional information, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors since our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table represents our purchases of common stock and warrants during the three months ended September 30, 2023 for the periods indicated:

	Total Number of Warrants/Shares Purchased		Average Price Paid Per Warrant	Average Price Paid Per Share	Total Number of Warrants Purchased as Part of Publicly Announced Plans or Programs (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (3)
	Warrants (1)	Common Stock
July 1-31, 2023	—	—	$—	$—	—	—	$21,614,687
August 1-31, 2023	—	—	$—	$—	—	—	$40,190,359
September 1-30, 2023	—	—	$—	$—	—	—	$40,190,359
Total	—	—			—	—
____________
(1)Represents warrants to purchase shares of Class A common stock, purchased pursuant to a stock repurchase plan, as described in note (3) below.
(2)Excludes 804,046 shares of Class A common stock equivalents purchased for $6.4 million during the three months ended September 30, 2023 that we are deemed to have been repurchased in conjunction with the payment of tax liabilities in respect of stock delivered to our employees in settlement of vested RSUs.
(3)On August 6, 2021, GCMG’s Board of Directors authorized a stock repurchase plan (the “Repurchase Plan”) which may be used to repurchase shares of our outstanding Class A common stock and warrants to purchase shares of our Class A common stock, as well as to retire (by cash settlement or the payment of tax withholding amounts upon net settlement) equity-based awards granted under our 2020 Incentive Award Plan (and any successor equity plan thereto). GCMG’s Board of Directors has made subsequent increases to its stock repurchase authorization for shares and warrants. As of December 31, 2022, the total authorization was $90.0 million, excluding fees and expenses. On August 8, 2023, GCM Grosvenor's Board of Directors increased the firm's existing share repurchase authorization by $25 million, from $90 million to $115 million. The dollar value of shares that may yet be repurchased is reduced for the deemed repurchases of common stock equivalents discussed in note (2) above.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the third quarter of 2023, none of the Company’s directors or executive officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K, except as specified below.
On September 15, 2023, Pamela Bentley, the Company’s Chief Financial Officer, adopted a trading plan for the sale of shares of the Company’s Class A common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. The plan expires on the earlier of (i) March 15, 2024 or (ii) the completion of the sale of the maximum number of shares under the plan. The aggregate number of shares to be sold under the plan is 125,000 shares.

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

GCM GROSVENOR INC.
Date: November 9, 2023	By:	/s/ Michael J. Sacks
Michael J. Sacks
Chief Executive Officer
(Principal Executive Officer)

GCM GROSVENOR INC.
Date: November 9, 2023	By:	/s/ Pamela L. Bentley
Pamela L. Bentley
Chief Financial Officer
(Principal Financial Officer)