Form 10-K
period 2023-12-31
GCM Grosvenor Inc.
filed 2024-03-01
CIK 1819796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $309.7 million, based on the closing price of the registrant’s common stock on the Nasdaq Stock Market on June 30, 2023 of $7.54 per share.
As of February 27, 2024, there were 42,996,776 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding and 144,235,246 shares of the registrant’s Class C common stock, par value $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2024 annual meeting of the shareholders (the “2024 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2024 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
•“TRA Parties” are to the GCMH LLLP Equityholders, and their successors and assigns with respect to the Tax Receivable Agreement (“TRA”); and
•“Voting shares” are to our securities that are beneficially owned by a voting party that may be voted in the election of our directors, including any and all of our securities acquired and held in such capacity subsequent to the date of the Transaction Agreement.

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
•We intend to expand our business and may formulate new business strategies or enter into new geographic markets, which may result in additional risks and uncertainties in our business;
•Operational risks may disrupt our business, damage our reputation, result in financial losses or limit our growth; and
•We are subject to increasing and diverging scrutiny from clients, investors, regulators, elected officials, stockholders and other stakeholders or third parties with respect to Sustainable and Impact investing matters, which may constrain investment opportunities, adversely impact our ability to raise capital, and result in increased costs or otherwise adversely affect us.

Part I.
ITEM 1. BUSINESS
Our Company
Over our 52-year history we have been a leading global alternative asset management solutions provider. We invest across all major alternative investment strategies and are highly flexible in how we structure our solutions to meet each client’s specific needs. As of December 31, 2023, we had $76.9 billion in AUM.
Our central objectives are to provide our clients with choice, deliver innovative alternative investment offerings and generate competitive risk-adjusted returns. We partner with our institutional and individual clients to invest on their behalf across the private and public markets, either through portfolios customized to meet a client’s specific objectives or through specialized funds that are developed to meet broad market demands for strategies and risk-return objectives. Our clients include large, sophisticated, global institutional investors and a growing individual investor client base. In both cases, our clients rely on our investment expertise and differentiated investment access to navigate the alternatives market. As one of the pioneers of customized separate account solutions, we are equipped to provide investment services to clients with a wide variety of needs, internal resources and investment objectives, and our client relationships are deep and frequently span decades.
As of December 31, 2023, we had 538 employees, including 177 investment professionals, operating in nine offices throughout the United States and in Frankfurt, Hong Kong, London, Seoul, Sydney, Tokyo, and Toronto.
For the years ended December 31, 2023 and 2022, our total management fees were $375 million and $367 million, respectively, total operating revenues were $445 million and $447 million, respectively, our net income was $13 million and $20 million, respectively, our fee related earnings were $140 million and $129 million, respectively, and our adjusted net income was $103 million and $94 million, respectively.
We believe our history, experience, expertise and scale across the full range of alternative investment strategies, combined with our flexible implementation approach, are key differentiators and position us well to provide a strong value proposition for clients. In addition, we believe our “one firm” culture, which is rooted in values of integrity and responsibility, is a key intangible asset to all our stakeholders.
Investment Strategies

Real Estate
$6.1bn
Absolute Return
$22.4bn
DIRECT
SEEDING/
STAKES
PRIMARY
Alternative Credit
$13.2bn
$77bn
AUM[1]
Private Equity
$29.4bn
SECONDARY
CO-INVEST
Infrastructure
$13.9bn
Sustainable Investing
$26.3bn

1 AUM as of December 31, 2023; Sustainable Investing and Alternative Credit investments overlap with investments in other strategies.

We operate at scale across the full range of private markets and absolute return strategies. Private markets and absolute return strategies are primarily defined by the liquidity of the underlying securities purchased, the length of the client commitment, and the form and timing of incentive fees. We offer the following private markets and absolute return investment strategies:
Private Markets
Private Markets represents $54.5 billion of AUM, or 71% of total AUM. Private Markets consists of Private Equity, Infrastructure and Real Estate as well as certain strategies that span the full breadth of the platform, which are addressed in more detail below.
•Private Equity. We are a recognized industry leader in private equity with global capabilities investing in primary funds, secondaries and co-investments. As of December 31, 2023, we managed $29.4 billion of AUM in private equity strategies.
•Infrastructure. We are a leading open architecture infrastructure platform with nearly two decades of experience. Our investment activities span geographies, infrastructure subsectors, and include fund investing, secondary investing and direct investing. As of December 31, 2023, we managed $13.9 billion of AUM in infrastructure strategies.
•Real Estate. We manage real estate investment portfolios through a flexible investment platform to provide differentiated exposure to opportunistic real estate investments, primarily in North America. We are a leader in seeding new platforms, joint venture investing, and other creative and innovative implementation methods to access attractive real estate returns. As of December 31, 2023, we managed $6.1 billion of AUM in real estate strategies.
Absolute Return Strategies
•Absolute Return Strategies. We have been investing in hedge fund strategies for over 52 years. We are an experienced and scaled platform with a leading capability in providing customized solutions. As of December 31, 2023, we managed $22.4 billion of AUM in our absolute return strategies, or 29% of our total AUM.
Strategies Across Private Markets and Absolute Return Strategies
•Middle Market and Small, Emerging, and Diverse Managers. Over the past 30 years, we have developed a market-leading, dedicated effort to investing in and alongside middle market and small and emerging managers, which we believe adds significant, differentiated value to our clients. In addition, we have invested with diverse managers for approximately 20 years, consistent with our firm’s commitment to seeking competitive risk-adjusted investment returns for our clients. We believe diverse managers represent a compelling, yet undercapitalized investment opportunity in the alternatives universe. As of December 31, 2023, we managed $19.7 billion of AUM in small and emerging managers and $15.7 billion of AUM in diverse managers.
•Alternative Credit. We are a leader in alternative credit investing and our one-firm approach to the asset class provides us with a competitive advantage. Our activities cover the liquidity spectrum across structured credit, corporate credit, distressed, direct lending, and real assets. As of December 31, 2023, we managed $13.2 billion of AUM in alternative credit strategies.
•Opportunistic Investing. Our Strategic Investments Group combines our unparalleled deal sourcing platform with flexibility of mandate to opportunistically invest across asset classes, liquidity profiles, capital structures and geographies. This differentiated approach has allowed our Strategic Investments Group to become one of the leading opportunistic investing platforms in the marketplace. Total AUM for our Strategic Investments Group is $5.2 billion as of December 31, 2023.
•Sustainable and Impact Investing. For over two decades, we have implemented Sustainable Investing solutions for clients, offering clients choice around the inclusion of Sustainable Investing themes, and/or Impact factors into their portfolio construction. We have been consistently committed to helping our clients achieve their own objectives by designing solutions that meet our clients’ varied goals, priorities, and risk tolerances. Total Sustainable Investments AUM is $26.3 billion as of December 31, 2023.

Client Offerings and Value Proposition
We strive to put our clients’ needs first, and a key to doing that is by providing solutions across alternatives strategies with a high degree of flexibility. Within each investment strategy, we make primary investments in funds managed by third-party managers, which we refer to as primary fund investments, and we pursue ‘direct-oriented’ strategies: we acquire secondary stakes in such funds, which we refer to as secondaries; we co-invest alongside such primary fund managers, which we refer to as co-investments; we make seed investments in small and emerging managers, which we refer to as seeding; and we invest directly into operating businesses and operating assets, which we refer to as direct investing.
From a structural standpoint, we offer investment portfolios to clients in two broad ways:
•Customized separate accounts. We construct customized portfolios to meet our clients’ specific objectives with regards to asset classes, implementation types, return, risk tolerance, diversification, liquidity and other factors. We believe that the strong economic value proposition for customized separate accounts helps create a moat around our strategic partnerships with our clients, which in turn helps foster long-term relationships. Depending on the program, we offer our clients fee savings and preferential terms as well as access to proprietary capacity or deal flow. Beyond our strong economic value proposition, for many of our large clients, we also provide value-add ancillary services, including fund administration, portfolio risk management and research access. Clients also can benefit from the scale of our data and technology systems. Generally available for commitments of $100 million or more, customized separate accounts comprised $56.4 billion, or 73% of our AUM as of December 31, 2023.
•Specialized funds. We continue to expand our offering of specialized funds, which are products through which multiple investors can access a particular investment strategy through a commingled vehicle. Our specialized funds leverage our existing investment capabilities, and lower minimum investment thresholds, allowing us to expand our investor footprint. Our specialized funds comprised $20.5 billion, or 27% of our AUM, as of December 31, 2023.
Global Footprint and Diversified Client Base
Our client base is highly tenured, in large part due to the aforementioned strength of our value proposition. Our 25 largest clients by AUM have been with us for an average of approximately 14 years and our existing clients are a key driver of our asset growth. Existing clients contributed more than 82% of the total capital raised in 2023 and has typically been 50%-85% of total annual capital raised historically. Notably, capital from existing clients has pertained to both existing programs and new portfolios in different investment strategies, and cross-selling has traditionally been another key driver of the firm’s growth. As of December 31, 2023, 52% of our top 50 clients by AUM worked with us in multiple investment strategies (i.e., private equity, infrastructure, real estate and absolute return strategies), compared to 50% as of December 31, 2022.
We had over 500 institutional clients as of December 31, 2023, which were broadly diversified by type, size, geography, and revenue. Our clients include some of the world’s largest pension funds, sovereign wealth entities, corporations, financial institutions, and insurance corporations. Our individual investor base includes family offices and high-net-worth and mass affluent individuals.

Note: AUM as of December 31, 2023. Management fees for the twelve months ended December 31, 2023.
Over our history we have continued to expand our global footprint, which we believe provides us with the opportunity to in turn continue to benefit from the ongoing global growth of the alternative asset management industry. We operate in nine primary offices in eight countries, including our newest office in Sydney, Australia, which we opened in 2023. We serve clients from 34 countries and have deployed capital in over 100 countries across a wide range of investment strategies.
Note: As of December 31, 2023.
Our History
Since the launch of our first multi-manager absolute return portfolio more than 52 years ago, we have specialized in creating and managing alternative investment portfolios on behalf of our clients. From 1971 to the mid-1990s, we provided specialized absolute return portfolios primarily to high-net-worth and family office investors. Beginning in the 1990s, we expanded our absolute return service offerings to serve institutions of all size and scale. Also starting in the early 1990s, we increased our emphasis on customized portfolios and broadened our offerings. As our assets grew and we strengthened our relationships with managers, we sought to use our scale, experience and industry relationships to tailor investment mandates and negotiate for improved terms for our clients.
Over the years, we expanded our global presence through the opening of offices in Europe and Asia to support our growing client base.
In January 2014, we added complementary private markets capabilities through our acquisition of the Customized Fund Investment Group from Credit Suisse Group AG, which was established in 1999. The acquisition added private equity, infrastructure and real estate investment strategies to our business and has been a success both economically and culturally with a commitment to a “one firm” model that is collaborative across investment strategies.
Today, we continue to evolve and expand the ways in which we provide solutions to our global clients. In 2021, we opened new offices in Toronto, Canada and Frankfurt, Germany, and launched GCM Grosvenor Insurance Solutions in an effort to more effectively deliver our alternative investment solutions to the multi-trillion dollar insurance market. In 2022, we launched our Elevate strategy, which makes catalytic seed investments in small, emerging, and diverse investor entrepreneurs to help them build and scale their investment firms. In 2023, we further expanded our global footprint by opening an office in Sydney, Australia.
Our Market Opportunity
The alternative asset management industry continues to see strong growth. According to Preqin, Future of Alternatives 2028, total alternative AUM is expected to grow from $10.1 trillion in 2019 to $24.5 trillion in 2028.
Several trends and developments have shaped the alternative investing industry and continue to serve as the primary drivers of our growth:
Growth in Institutional Wealth
Global institutional wealth has increased significantly in recent years and is expected to continue to grow. According to a 2023 report from PricewaterhouseCoopers (“PwC”), total global assets under management for the asset and wealth management market is expected to increase from $115.1 trillion in 2022 to approximately $147.3 trillion in 2027. Continued growth in the investable capital base of these investors is expected to continue to support growth in the alternative investment strategies. Despite volatility in the financial markets in 2022 and 2023, the longer-term trend remains.

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
Despite the recent and ongoing slowdown of the global economy, according to the H2 2023 Preqin Investor Outlook for Alternative Assets, more than 93% of surveyed institutional investors plan to maintain or increase their long-term target allocations to private equity and infrastructure. Based on the same survey, 76% of institutional investors plan to maintain or increase their long-term allocations to absolute return strategies. Those numbers are even higher for alternative credit.
There are also certain investors whose portfolios are relatively under-allocated to alternatives, such as insurance and individual investors. For example, individual investors, which we define as being comprised of high-net-worth, mass affluent and retail investors, continue to represent a significant market opportunity. Analysis by PwC anticipates that high-net-worth and mass affluent individuals will have approximately $203 trillion of assets available for investment by 2025. Relative to institutional investors, individual investors are generally newer to investing in alternatives and consequently the products and structures offered to this group continue to evolve. The flexibility of our platform and breadth of our offerings consequently positions us well to capture a greater share of this significant market.
Importance of Investment Sourcing
We believe investors will increasingly look to the scale, experience and platform of firms like us to identify high performing investments across a growing, competitive environment and across economic cycles.
Growth in the alternative asset management industry over the past two decades has created a fragmented, competitive environment. As the number of managers and transactions has increased, so has the importance of careful sourcing and due diligence, critical to generating strong performance.
In addition, a combination of growing inflation, tightening monetary and fiscal policy and elevated market volatility creates a backdrop for improving alpha generation and also potentially creates higher dispersion in performance. Consequently, our expertise in sourcing alpha generating investment opportunities will be paramount to continued return generation, which is rooted in the breadth and depth of our manager and industry relationships combined with our rigorous due diligence process.
Alternatives Are Now Increasingly a Portfolio Mainstay
Alternative investment strategies have established a track record of strong returns and outperformance versus both the fixed income and public equity markets in the longer term. In addition to strong absolute and relative returns, alternative investments provide diversification, offer an inflation hedge, typically have low correlation to other asset classes and generate relatively stable income. As a result, we expect alternative investment strategies to continue to play an important role in institutional and, increasingly, individual investor portfolios in the future.
Increasing Focus on Sustainable and Impact Investing
Sustainable investing is increasingly top of mind for many investors and we believe this growth will continue, including Impact investing. We have been consistently committed to helping our clients achieve their objectives by offering choice and designing solutions at their request and specific to our clients’ varied goals, priorities and risk tolerances.
In addition, certain investors increasingly seek a data-driven approach to evaluating success and impact in these areas of investment. We believe we are currently ahead of the industry curve in our ability to flexibly integrate sustainable investment considerations according to the needs of our clients, and measure impact, which positions us well to win new business.
Data and Technology Are Important for Investors
Investors increasingly demand greater analytics and transparency. As a result, investors are increasingly seeking to work with firms that not only have a proven track record of investing across multiple investment strategies but are also highly sophisticated in their non-investment functions such as portfolio monitoring, reporting, accounting, legal and compliance, operations and data analysis.
Given our long history and the resulting depth and scale of our business, we believe we have one of the most comprehensive sets of data in the industry. In addition, our information advantage spans the breadth of private markets and absolute return investment strategies, which is essential in sourcing differentiated, high-quality investment opportunities. For example, as of December 31, 2023, we tracked data pertaining to more than 6,300 managers across our platform. Our extensive proprietary data and analytics capabilities drive our investment selection decisions, helping us generate competitive risk-adjusted returns, and our data infrastructure supports flexible and dynamic reporting capabilities.
Our Competitive Strengths
We Offer the Full Breadth of Alternative Investment Strategies
We are one of the few solutions providers globally with capabilities to invest across the full liquidity spectrum of alternative investment strategies (private markets, including private equity, infrastructure, real estate and alternative credit, and absolute return strategies) combined with flexibility of implementation methodologies (primary fund investments, secondaries, co-investments, seeding and direct investments). We believe this offers us a differentiated investment perspective, as we sit at the intersection of a tremendous amount of market intelligence and deal flow. We also are able to work with our clients in numerous ways, which we believe is an advantage as investors try to limit the number of asset manager relationships they maintain in favor of a smaller number of solutions providers who, like us, offer access to multiple investment strategies. As of December 31, 2023, 52% of our top 50 clients by AUM worked with us in multiple investment strategies.
We Are a Market Leader in Customized Alternative Investment Solutions
The institutional investor community has increasingly embraced tailored investment programs that are different from the one-size-fits-all solution offered by specialized funds. We believe we were pioneers in customized separate accounts, having launched our first absolute return-focused customized separate account in 1996 and our first private markets separate account in 1999. In our customized programs we are deeply embedded with our clients and seek to form a highly collaborative partnership to enable clients to address specific interests, issues and needs. The partnership-centric nature of our private markets customized separate account relationships has resulted in long-tenure programs and high re-up rates of approximately 90% from January 1, 2018 through December 31, 2023. For closed-end programs, capital deployment is typically highly programmatic, meaning re-ups typically occur every few years. As of December 31, 2023, we had $56.4 billion in AUM across our customized separate accounts for 152 clients across 258 customized portfolios.
We Use our Size, Scale and More Than 50-Year History to Drive a Strong Value Proposition
Over 52-years of industry participation and leadership has afforded us with a vast network of relationships across the full spectrum of the alternatives landscape. Today, we seek to capture the benefits of these relationships, further amplified by our scale as a $76.9 billion investor as of December 31, 2023, to our clients. Depending on the program, we offer our clients fee savings and preferential terms, access to hard to access managers, and proprietary deal flow. In addition, certain investment approaches including co-investing and investing in secondaries rely on the breadth of our firm network from a sourcing and intelligence standpoint.
Leader in Sustainable and Impact Investment Strategies
As of December 31, 2023 we had $26.3 billion of AUM in Sustainable Investments, and we believe that we were early adopters in offering clients choice around the integration of Sustainable or Impact objectives by designing, at their request, solutions that meet our clients’ varied goals, priorities and risk tolerances.
Client interest in developing Impact programs within their alternative allocations is rapidly evolving, as clients are increasingly identifying specific Impact themes they want to address via their investment portfolios. These solutions require not only investment acumen, but also robust ancillary services, including, in particular, customized reporting on the relevant objectives. We believe we are uniquely positioned to capture the opportunity for “customized Impact solutions”. We are extending the same flexibility that we have offered for decades to our customized separate account clients to Impact programs. A client can opt to invest through co-investments, secondaries, direct investments, or through funds or a combination of these implementation styles. We create highly targeted programs that are focused on only one theme and asset class or a broad Impact program that cuts across multiple themes and asset classes. We are also leveraging our open architecture sourcing platform to broaden our funnel of Impact investments.
Note: Some investments are counted in more than one Sustainable investing category.
Given our size and scale, we believe we are uniquely placed to engage with stakeholders in our industry and beyond about Sustainability and Impact. Therefore, we are engaged in multiple partnerships with organizations committed to enhancing greater industry transparency and measurement of impact where appropriate for certain client programs.
Strong Long-Term Performance Across Breadth of Alternative Investment Strategies
Generating competitive risk-adjusted returns is one of our core objectives. As shown below, for our realized and partially realized investments, we have outperformed the respective market benchmarks across all of our private markets strategies on an inception-to-date basis as of September 30, 2023. Past performance is not indicative of future results.
($ in millions, unless otherwise mentioned)

	Outperformance of PME by	PME Index	Annualized Returns Since Inception	Inception Date
Private Equity
Primary Fund Investments(1)	3.2%	S&P 500	13.7%	2000
Secondaries Investments(2)	7.0%	S&P 500	19.1%	2014
Co-Investments/Direct Investments(3)	5.8%	S&P 500	21.9%	2009
Infrastructure(4)	5.9%	MSCI World Infrastructure	12.6%	2006
Real Estate(5)	4.8%	FNERTR Index	16.8%	2010

Sustainable and Impact Investments
Diverse Managers(6)	8.3%	S&P 500	22.9%	2007
Infrastructure Advantage Strategy(7)	N/A	MSCI World Infrastructure	N/A	N/A
Note: Returns for each strategy are presented from the date the firm established a dedicated team focused on such strategy through September 30, 2023. Investment net returns are net of investment-related fees and expenses, including fees paid to underlying managers, but do not reflect management fees, performance fees, or carried interest to GCM Grosvenor or any expenses of any account or vehicle GCM Grosvenor manages. Data does not include investments that were transferred at the request of investors prior to liquidation and are no longer managed by GCM Grosvenor.
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
(6)Since 2007.
(7)Does not yet have a meaningful amount of realized or partially realized investments.

	Annualized Returns Since Inception - Period Ended December 31, 2023	Inception Date
Absolute Return Strategies	6.8%	1996
GCMLP Diversified Multi-Strategy Composite	7.7%	1993
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
Strong and Scalable Business Model
The strength of our business model is derived from the following valuable attributes:
•High management fee centricity. For each of the years ended December 31, 2023 and 2022, net management fees were $360.9 million and $356.4 million, respectively, compared to $15.6 million and $13.9 million of net incentive fees attributable to GCM Grosvenor, respectively.
•Stable management fee base. Our management fee stability is rooted in the long-dated nature of our investment programs. As of December 31, 2023, more than $31.2 billion of our AUM is in evergreen programs - $22.4 billion in absolute return strategies and $8.8 billion in private markets evergreen programs, defined as those with an open-ended structure or NAV target. In addition, as of December 31, 2023, $37.3 billion of our AUM, or 69% of our AUM in private markets strategies, had a remaining tenor of seven years or more.
•Significant visibility into future management fee growth. We have experienced steady growth in the fee-paying AUM (“FPAUM”) that drives our management fees. As of December 31, 2023, we had $61.7 billion in FPAUM plus approximately $7.3 billion of contracted not yet fee-paying AUM, which will bolster FPAUM growth as we start charging management fees, under existing contracts, over the course of applicable commitments periods that extend for approximately the next three years.
•Additional earnings power from incentive fees. Though subject to more variability, including on account of factors out of our control, we believe our incentive fees have the opportunity to increase significantly in the future due to the amount of assets able to earn incentive fees and recent fundraising success. The incentive fees have greater variability between time periods. For example, as of December 31, 2023, the firm’s share of unrealized carried interest, which relates to cumulative performance for longer duration private markets programs, grew by 180% to $373 million, as compared to December 31, 20201. Run rate annual performance fees, which reflect the potential annual performance fees generated by performance fee-eligible AUM at an 8% gross return for both multi-strategy and credit strategies, and a 10% gross return for specialized opportunity strategies, were $28.0 million as of December 31, 2023.
•Embedded operating leverage. Our business benefits from embedded operating leverage, which in turn drives scalability and margin expansion opportunity. Over the last decade, we have made significant investments in our platform infrastructure by building out our investment teams across investment strategies and geographies, which we believe positions us well for continued margin expansion. Our margin on Fee-Related Earnings increased to 38% for the year ended December 31, 2023 compared to 31% in 2020.
1 For comparison purposes, presented as if the Mosaic repurchase occurred as of December 31, 2020.

Deep Bench of Talent and Strong Corporate Culture
At our firm, we believe culture is one of our most important and defensible assets. We believe in setting the right tone at the top as it relates to compliance and carrying it throughout the organization. That investment in culture is reflected in the stability and inclusivity of our team as well as the fact that we do not operate on a star system and therefore are not beholden to any one individual. We aim to invest responsibly, operate our business with integrity, and build an inclusive workplace where our employees can thrive.
As of December 31, 2023, we had 538 employees, including 177 investment professionals, operating in nine offices throughout the United States and in Toronto, London, Frankfurt, Hong Kong, Seoul, Sydney and Tokyo. In addition to a competitive compensation structure, we promote a work environment that we believe is interesting and challenging, providing our employees the opportunity to grow professionally. As of December 31, 2023, our current, former employees and the firm had approximately $655 million of their own capital (including through leveraged vehicles) invested into our various investment programs, which we believe aligns our interests with those of our clients.
We believe that diversity, equity, inclusion and belonging are at the heart of our ethos. As of December 31, 2023, 62% of our employees based in the U.S. self-identified as women or ethnically diverse, and of our U.S. senior professionals, 52% self-identified as women or ethnically diverse employees. We aim to work hard to maintain our focus and continuously improve our recruiting efforts in this area.
Finally, we have made significant investments in training, talent and technology so that we are serving our clients with the highest levels of integrity and professionalism. We have been a registered investment adviser since 1997 with a culture of compliance rooted in what we believe is a proper tone at the top.
Strategic Priorities
Expand Relationships with Existing Clients
We believe the best way to grow our business is by providing excellent partnership and results to our existing clients, because when they succeed, we succeed. Over the last three years 72% of our top 25 clients have expanded their investment relationship with us, and during 2023, over 82% of our gross capital inflows were derived from existing clients. Notably, capital from existing clients has pertained to both existing programs and new portfolios in different investment strategies, and cross-selling has been a driver of the firm’s growth. As of December 31, 2023, 52% of our top 50 clients by AUM worked with us in multiple investment strategies (i.e., private equity, infrastructure, real estate, alternative credit and absolute return strategies), compared to 46% as of the end of 2020. We have a track record of successfully expanding our client relationships within or between investment strategies, and we believe a large portion of our future growth will come from existing clients through both renewals and expansion of client relationships into new strategies.
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
In 2021, we opened new offices in Toronto, Canada and Frankfurt, Germany, and in 2023, we further expanded our global footprint by opening an office in Sydney, Australia. While we believe the U.S. will continue to drive a significant amount of our fundraising, we have already seen momentum in non-U.S. markets; in 2023, 51% of capital was raised outside of the U.S.
Expand Distribution Channels
We believe the growing demand for alternative assets provides an opportunity for us to attract new investors across a variety of distribution channels. As we continue to expand our product offerings and our global presence, we expect to be able to attract new investors to our funds. In addition to pension funds, sovereign wealth funds, corporate pension funds, multiemployer pension funds and financial institutions, which have historically comprised a significant portion of our AUM, in recent periods we have extended our investment strategies and marketing efforts increasingly to insurance companies and to individual investors, which we believe remain under-allocated to alternative assets.
For example, in 2021 we created GCM Grosvenor Insurance Solutions to help deliver the breadth of the firm’s alternative investment solutions to the insurance industry. We utilize a consultative approach to offer both structured and customized alternative asset management solutions that generate strong risk adjusted returns in a thoughtful and capital efficient format, aiming to increase return on equity and book value growth while mitigating balance sheet volatility. Globally, insurance capital with a risk profile suitable for investment in alternatives is between $3.5 and $4.0 trillion, representing a significant total addressable market.
Build New, Differentiated Offerings Across Investment Strategies
While we pride ourselves on the breadth of our investment offering, which spans investment types and alternatives strategies, certain of our capabilities are uniquely differentiated relative to others in the market and, we believe, in turn offer us opportunity to gain a potentially outsized share in the total addressable market. A key to our past growth has been pursuing innovative investment strategies that complement our incumbent strengths, and over the past decade we have successfully launched a number of new investments strategies.
One example is the firm’s Strategic Investments Group, which combines our broad deal sourcing platform with the flexibility to capture an evolving opportunity set across asset classes, liquidity profiles, capital structures and geographies. The team integrates this deal sourcing capability and flexible mandate with a seamless execution process that has allowed it to become one of the leading opportunistic investing platforms in the marketplace. Total AUM for our Strategic Investments Group is $5.2 billion as of December 31, 2023.
In addition, in the fourth quarter of 2022, we launched the firm’s Elevate strategy, which is a natural extension of the firm’s 30+ years of experience investing with small, emerging and diverse managers.
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
Investment Strategies
As described below, we provide our clients with access to a full range of alternatives strategies across both private markets and absolute return investment strategies, and diversified across liquidity profile, geographic regions and industries.
Private Markets
We had $54.5 billion in Private Markets AUM as of December 31, 2023. In private markets, clients generally commit to invest over a multi-year time period and have an expected duration of seven years or more. As of December 31, 2023, 52% of Private Markets AUM was in direct-oriented strategies (secondaries, co-investments, direct investments, and seed investments).
Private Equity
Private equity is our largest private markets investment strategy with $29.4 billion in AUM as of December 31, 2023. We are a recognized industry leader in private equity investing with over 20 years of experience. Since our first private equity investment in 1999, we have gained deep experience across strategies, including leveraged buyouts, special situations, growth equity, and venture capital.
Our private equity investment philosophy is centered around middle market strategies, which we define as companies with total enterprise value less than $1.5 billion at entry. This approach allows us to access investments where proprietary sourcing, value-add capabilities and differentiated underwriting can lead to lower entry values and better risk return profiles. This is also an area of the market that is typically inefficient for institutional investors to access directly and where clients can leverage our extensive team and industry expertise to invest in a diversified portfolio, allowing us to add more value to our clients. We are a preferred capital partner for many hard-to-access funds and small and emerging managers and we maintain an active presence with advisory board seats on many of our middle market buyout fund investments. Our deep manager relationships help fuel our direct-oriented private equity strategies: co-investments and secondaries.
Infrastructure
Infrastructure has been our fastest growing alternative investment strategy over the last three years, with AUM increasing by 132% to $13.9 billion as of December 31, 2023 from December 31, 2020. Since our first infrastructure investment in 2003, we have grown into one of the leaders in alternative infrastructure investing across power, utilities, renewables, transportation and telecom/technology infrastructure. We have a specialized, global team of investment professionals who focus solely on infrastructure investments, providing us with a comprehensive view of the infrastructure landscape and enabling us to broadly source opportunities using the most effective means of implementation. We seek to drive value for our clients through broad access to primary fund investments, secondaries, co-investments, and direct investments.
We launched our first infrastructure customized separate account in 2007, and in 2009, we launched our first diversified infrastructure specialized fund. In 2018, we launched the firm’s infrastructure advantage strategy, a direct impact strategy which seeks to originate and execute infrastructure projects that leverage the inclusion of organized labor as a contributing factor to enabling attractive risk adjusted returns.
Real Estate
Our real estate AUM as of December 31, 2023 was $6.1 billion, a 90% increase compared to December 31, 2020. Since our first real estate investment in 2002, our team has targeted value-add and opportunistic returns through equity and credit investments. An outgrowth of our open architecture approach across the firm, our real estate platform focuses on investing in and alongside early-stage real estate platforms. We invest in high quality assets at an advantageous all-in cost and with additional upside potential. We provide various forms of capital to these emerging real estate platforms, by acting as a strategic partner, by providing seed capital to the business or fund, by helping to satisfy GP funding requirements, or entering into joint ventures to capitalize deals or groups of deals.
Through this approach, our team has helped launch more than 40 real estate platforms or business lines for existing real estate platforms. The approach has provided access to differentiated deal flow, and due to the catalytic nature of the capital in addition to the returns of the physical assets we often also participate in revenue sharing alongside our partners to drive additional return.
Absolute Return Strategies
Absolute return strategies are primarily defined by the liquidity of the underlying securities purchased, the length of the client commitment, and the form and timing of incentive fees. Generally, for absolute return strategies the securities tend to be more liquid, and incentive fees are earned on an annual basis pursuant to mark to market. We offer a broad range of tailored solutions across strategies (multi-strategy, opportunistic credit, macro, relative value, long/short equity and quantitative strategies) and managers. Our overall investment philosophy is to invest with leading managers to achieve attractive risk-adjusted returns with low volatility and low correlation to traditional investment strategies. Diversification, risk management and a focus on downside protection are key tenets of our approach. Through detailed fundamental analysis and due diligence, we aim to identify investment opportunities where intermediate or long-term value is obscured by attributes such as complexity, corporate events, technical dislocations, or market misunderstandings. We frequently provide efficient access to underlying managers through improved fee structures, negotiated favorable terms and targeted exposures. Our scale and reputation as a longstanding, value-added limited partner creates opportunities for us to gain access to managers that are “closed” and not otherwise accepting new capital. As of December 31, 2023, we had approximately $22.4 billion AUM in our absolute return strategies.
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
We broadly define middle market investment activities as funds with AUM of generally less than $3.0 billion in the United States, €2.0 billion in Europe or $1.5 billion in Asia, small investment activities as funds with AUM of generally less than $1.0 to $2.0 billion and emerging market activities as managers that have launched three or fewer funds or have less than three years of investment activity. As of December 31, 2023, we had $19.7 billion of AUM dedicated to small and emerging managers and $15.7 billion of AUM dedicated to diverse managers across both private markets and absolute return strategies.
Alternative Credit
With over 30 years of investing experience, our credit investments span market cycles and the liquidity spectrum across structured credit, corporate credit, distressed, direct lending, and real asset credit. Our credit investment activities also significantly leverage the firm’s broad alternatives platform, which provides us with differentiated deal flow and the flexibility to execute through primary fund investments, co-investments, secondaries, and direct transactions across the credit landscape. Our robust global platform also provides a wide range of opportunities, including niche opportunities and exclusive access to capacity-constrained investments. We implement credit strategies for our clients both as part of a customized separate account that includes solely credit investments or investing in credit alongside another investment strategy, and through dedicated credit-focused specialized funds. As of December 31, 2023, we managed $13.2 billion of AUM in alternative credit strategies.
Opportunistic Investing
The firm’s Strategic Investments Group combines our unparalleled deal sourcing platform with the flexibility to capture an evolving opportunity set across asset classes, liquidity profiles, capital structures and geographies. The team integrates this deal sourcing capability and flexible mandate with a seamless execution process that has allowed it to become one of the leading opportunistic investing platforms in the marketplace. Since its inception in 2015, total AUM for our Strategic Investments Group has grown to $5.2 billion as of December 31, 2023.
Sustainable and Impact Investments
As of December 31, 2023, we managed $26.3 billion of Sustainable Investing AUM. In addition, we have dedicated efforts in a number of Impact-related themes, including infrastructure investments where we believe partnering with organized labor enhances risk-adjusted returns, investing with firms owned by women or minority professionals, and other themes such as energy transition and regionally targeted programs. We believe that we were early adopters of offering clients choice around the integration of Sustainable and/or Impact factors into their portfolio construction. We have been committed to helping our clients achieve their Sustainable and/or Impact objectives by designing, at their request, solutions that meet our clients’ varied goals, priorities, and risk tolerances. Classification as a Sustainable and/or Impact Investment is based on the assessment of each individual investment by GCM Grosvenor investment team members. There is subjectivity in placing an investment in a particular category, and conventions and methodologies used by GCM Grosvenor in categorizing investments and calculating the data presented may differ from those used by other investment managers.
Implementation Methodologies
We provide our clients access to both private markets and absolute return investment strategies that are diversified across financing stages, geographic regions and industries. We implement such strategies by making investments in primary funds and investments in direct-oriented strategies, which encompass secondaries, co-investments, direct investments and seed investments. Direct-oriented strategies AUM has grown to represent 52% of total firm AUM as of December 31, 2023, compared to 39% as of December 31, 2020.
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
Secondaries
Secondaries are typically investments in funds through secondary market purchases of existing fund interests from existing limited partners in those funds. Institutional investors utilize the secondary market for strategic portfolio rebalancing, rationalizing overlapping positions resulting from mergers and acquisitions or providing liquidity when facing cash constraints. The secondary market has grown dramatically in the last 20 years and today provides a reliable liquidity option for owners of fund interests as well as attractive buying opportunities for secondary investors.
Our approach to secondaries is differentiated as a result of our large primary fund investments business. We leverage our strong and deep relationships with managers to identify potential secondary opportunities and through these relationships, we have greater access to information, which enables us to act quickly when evaluating a potential secondary opportunity. In addition, our reputation as a longstanding, value-added limited partner with significant access to primary capital makes us an attractive buyer from the manager’s perspective. Further, because we have capital available from our specialized funds and customized separate accounts, we have flexibility to invest in secondary transactions of various sizes on behalf of our clients.
For these reasons, we are often considered a preferred secondaries buyer, and are able to source transactions from managers on a proprietary basis.
Our global platform provides for deep market coverage, further helping us source proprietary transaction opportunities. We believe proprietary and advantaged deal flow has been a critical factor in our ability to purchase high quality assets at below market prices.
Co-investments
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
Direct Investments
Direct investment opportunities are direct investments made on a standalone basis into operating businesses and operating assets. We source direct investment opportunities through our extensive origination and sourcing efforts described below. Our direct investments typically have a flexible mandate and can invest across asset classes, geographies, sectors and liquidity profiles.
Seed Investments
GP Seeding refers to minority investments in the management companies of emerging asset managers (commonly defined as Funds I-III), commonly structured as either a revenue share or common equity interest. Seed capital is typically comprised of a combination of anchor LP capital, co-investment capital, and sometimes working capital, in exchange for which a seed investor receives a minority interest in a given asset manager. The duration and structure of seed deals are highly negotiated relative to the bespoke nature of each GP, but often range from initial management company participation interests of 10-25% in today’s market. Unlike a typical anchor LP commitment, because seed investors participate at the management company level, they may participate in management fees and/or carried interest from current and future funds and any other cash flows that accrue to the management company.

Our differentiated approach to seed investing leverages our 30-year track record sourcing and investing in small, emerging and diverse managers. We are viewed as an investor of choice by new managers, positioning us well to source proprietary seed opportunities.
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
Sourcing of Opportunities
All of our investment strategies benefit from our scale ($76.9 billion in AUM as of December 31, 2023), our extensive track record (over 52 years of experience), our culture of compliance and the depth of our investment team (177 investment professionals). We believe that one of our competitive advantages is our comprehensive and robust sourcing and investment process. Our deal flow is sourced through multiple channels and reviewed through a rigorous, multi-step selection process that includes independent investment and operational due diligence.
We maintain a robust pipeline of primary fund investments, secondaries, direct and co-investments. Our ability to source, select and access top-tier opportunities reflects the rigorous processes executed by our large, experienced teams.
Our sourcing system relies on the following channels:
Existing manager relationships. We maintain strong relationships with many of the premier and most difficult-to-access managers across the alternative sector and seek to leverage those relationships to the benefit of our clients. Our relationships with a large pool of high-quality managers and management teams serve as a source of investment opportunities including secondaries and co-investments. We have experience and access across the spectrum of market and manager size. As of December 31, 2023, we tracked over 6,300 managers in our database.
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
Global offices. With multiple investment offices located in the U.S., Europe and Asia, we maintain a global footprint and perspective, allowing us to source idiosyncratic deal flow from local markets. Our on-the-ground investment professionals in nine offices globally assist with sourcing, evaluating and monitoring opportunities in their respective regions. Our regional offices also allow us to build relationships with local stakeholders. For example, we rely on our team’s regional expertise to evaluate emerging managers that could be overlooked by other investors and make commitments to high quality investments nationwide.
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
•Mitigate risk(2): Seek to avoid losses and reputational risks arising from operational issues;
•Structure investments: Evaluate the legal and governance structure and terms of investment; and
•Enhance terms: Negotiate improved terms.
In seeking to achieve these goals, the team performs three main assessments: (i) third-party conducted background investigations, (ii) operational capabilities and internal controls review and (iii) legal and structuring review. The nature and extent of operational due diligence procedures performed varies depending on the structure of the investment and negotiation.
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
(2) Risk management, diversification and due diligence processes seek to mitigate, but cannot eliminate risk, nor do they imply low risk.

Investment Performance
The following tables present information relating to the performance of all the investments made by GCM Grosvenor (except as mentioned otherwise in more detail below) across both the private markets and absolute return strategies. The data for these investments is presented from the date indicated through September 30, 2023 for private markets strategies and through December 31, 2023 for absolute return strategies and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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
Historical Performance of Private Market Strategies
Realized and Partially Realized Investments As of September 30, 2023
($ in millions, unless otherwise mentioned)

Strategy	Commitments	Contributions	Distributions	Current Value	Investment Net TVPI	Investment Net IRR	PME	PME Index
Private Equity
Primary Fund Investments(1)	$13,396	$14,652	$24,167	$2,742	1.84	13.7%	10.5%	S&P 500
Secondary Investments(2)	$554	$485	$630	$195	1.70	19.1%	12.1%	S&P 500
Co-Investments/Direct Investments(3)	$3,403	$3,255	$5,517	$1,245	2.08	21.9%	16.1%	S&P 500
Infrastructure(4)	$3,062	$3,097	$4,084	$1,300	1.74	12.6%	6.7%	MSCI World Infrastructure
Real Estate(5)	$639	$658	$920	$47	1.47	16.8%	12.0%	FNERTR Index

Sustainable and Impact Investments
Diverse Managers(6)	$2,454	$2,599	$3,685	$1,800	2.11	22.9%	14.6%	S&P 500
Infrastructure Advantage Strategy(7)	—	—	—	—	N/A	N/A	N/A	MSCI World Infrastructure
Note: Returns for each strategy are presented from the date the firm established a dedicated team focused on such strategy through September 30, 2023. Investment net returns are net of investment-related fees and expenses, including fees paid to underlying managers, but do not reflect management fees, performance fees, or carried interest to GCM Grosvenor or any expenses of any account or vehicle GCM Grosvenor manages. Data does not include investments that were transferred at the request of investors prior to liquidation and are no longer managed by GCM Grosvenor.
Past performance is not necessarily indicative of future results.

All Investments As of September 30, 2023
($ in millions, unless otherwise mentioned)

Strategy	Commitments	Contributions	Distributions	Current Value	Investment Net TVPI	Investment Net IRR	PME	PME Index
Private Equity
Primary Fund Investments(1)	$24,392	$22,956	$27,370	$10,253	1.64	12.7%	10.6%	S&P 500
Secondary Investments(2)	$1,970	$1,783	$958	$1,645	1.46	16.9%	10.5%	S&P 500
Co-Investments/Direct Investments(3)	$7,932	$7,523	$5,783	$6,966	1.69	18.2%	13.0%	S&P 500
Infrastructure(4)	$9,684	$8,235	$5,140	$6,129	1.37	9.9%	3.8%	MSCI World Infrastructure
Real Estate(5)	$4,431	$3,278	$1,707	$2,152	1.18	9.0%	1.4%	FNERTR Index
Multi-Asset Class Programs	$3,228	$3,217	$1,873	$2,349	1.31x	15.7%	N/A	N/A
Sustainable and Impact Investments
Diverse Managers(6)	$11,163	$9,192	$5,319	$9,481	1.61	18.3%	11.5%	S&P 500
Infrastructure Advantage Strategy	$891	$771	$23	$997	1.32	14.6%	-2.3%	MSCI World Infrastructure
Note: Returns for each strategy are presented from the date the firm established a dedicated team focused on such strategy through September 30, 2023. Investment net returns are net of investment-related fees and expenses, including fees paid to underlying managers, but do not reflect management fees, performance fees, or carried interest to GCM Grosvenor or any expenses of any account or vehicle GCM Grosvenor manages. Data does not include investments that were transferred at the request of investors prior to liquidation and are no longer managed by GCM Grosvenor.
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
(6)Since 2007.
(7)Does not yet have a meaningful amount of realized or partially realized investments.
Historical Performance of Absolute Return Strategies

	Assets Under Management as of December 31, 2023 ($Bn)	Annualized Returns Periods Ended December 31, 2023
		One Year		Three Year		Five Year		Since Inception
		Gross	Net	Gross	Net	Gross	Net	Gross	Net
Absolute Return Strategies (Overall)	$22.4	8.0%	7.3%	2.9%	2.2%	5.8%	5.1%	6.8%	5.7%
GCMLP Diversified Multi-Strategy Composite	$10.8	8.9%	8.1%	3.1%	2.4%	6.3%	5.5%	7.7%	6.4%
Note: Absolute Return Strategies (Overall) is since 1996. GCMLP Diversified Multi-Strategy Composite is since 1993.
Past performance is not necessarily indicative of future results.

Assets Under Management
The following chart summarizes the growth in our FPAUM and Contracted, not yet fee-paying AUM and the breakdown between private markets and absolute return strategies ($ billion).

AUM by Strategy (bn)
8%
CAGR
$61.9
$72.1
$73.7
$76.9
$22.8
$9.2
$25.2
$4.7
$26.2
$13.1
$26.6
$6.2
$29.1
$16.6
$22.9
$5.1
$29.4
$20.0
$22.4
$5.1
Q4 2020
Q4 2021
Q4 2022
Q4 2023
9%
Private Equity CAGR
30%
Real Assets CAGR
(4)%
Absolute Return Strategies CAGR
14%
Private Markets CAGR[1]
Private Equity
Real Assets
Absolute Return Strategies
Other[1]

1 Other includes alternative credit and opportunistic strategies and is included in private markets CAGR.
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
As of December 31, 2023, our FPAUM was $61.7 billion compared to $76.9 billion in AUM. The difference between AUM and FPAUM is primarily due to approximately $7.3 billion of contracted capital on which we expect to start charging management fees, under existing contracts, over the course of approximately the next three years as capital is invested or based on an agreed upon fee ramp in schedule. We expect that this additional $7.3 billion of capital will bolster our FPAUM growth over the next several years. Mark-to-market changes in AUM for funds that charge on commitments is another key difference between our AUM and our FPAUM.

Our overall FPAUM has grown from $48.9 billion at the end of 2018 to $61.7 billion as of December 31, 2023, representing a total CAGR of 5%, including a CAGR of 10% for FPAUM for our private markets strategy during the same period.
Contracted Not Yet Fee-Paying AUM
Contracted not yet fee-paying AUM (“CNYFPAUM”) represents limited partner commitments which are expected to be invested and begin charging fees over the ensuing five years. As of December 31, 2023, our CNYFPAUM was near an all-time highs of $7.3 billion, up from $2.3 billion at the end of 2018. Of the $7.3 billion, approximately $2.7 billion is subject to an agreed upon fee ramp in schedule that will result in management fees being charged on approximately $0.9 billion of such amount in 2024, approximately $0.7 billion of such amount in 2025, and the remaining approximately $1.1 billion in 2026 and beyond. With respect to approximately $4.6 billion of the $7.3 billion, management fees will be charged as such capital is invested, which will depend on a number of factors, including the availability of eligible investment opportunities. We expect the majority of this capital will turn into FPAUM over the course of approximately the next three years and help drive significant growth from funds already under contract. It is also a strong indication of the momentum with our clients and in our business today, which we anticipate to continue into the future.
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
Our Clients
We believe the value proposition we offer and our philosophy that we do well when our clients do well has resulted in strong relationships with our clients. Our client base primarily comprises institutional investors that range from those seeking to make an initial investment in alternative assets to some of the largest and most sophisticated private markets investors. As a highly customized, flexible outsourcing partner, we are equipped to provide investment services to institutional clients of all sizes and with different needs, internal resources and investment objectives. Our clients include prominent institutional investors globally including in the United States, Europe, the Middle East, Asia, Australia and Latin America. As of December 31, 2023, approximately 40% of our AUM came from clients based outside of the Americas, reflecting the strength and breadth of our relationships within the global investor community.
The following charts illustrate the diversification of our client base:
Note: AUM as of December 31, 2023. Management fees for the twelve months ended December 31, 2023.

We believe the stability of our client base reflects the strength of the long-term client relationships we have developed. Further, these relationships help to explain why clients entrust us with their capital for extended periods of time.
Our Team
As of December 31, 2023 we had 538 employees, including 177 investment professionals, operating in nine offices throughout the United States and in Toronto, London, Frankfurt, Hong Kong, Seoul, Sydney and Tokyo.
Investments Team
As of December 31, 2023 our investments team consisted of 177 employees. Each of our investment strategies is led by its own leadership team of highly accomplished investment professionals. While primarily focused on managing strategies within their own investment group, these senior professionals are integrated within our platform through economic, cultural and structural measures. In addition, our investments team members include professionals dedicated to risk management and operational due diligence, two key components of our investment evaluation and portfolio management processes.
Client Group
As of December 31, 2023, our business development, marketing and client service teams consisted of 62 employees. Each member of our business development team is assigned a territory, either domestic or international, or client type. Our business development professionals are responsible for relationship management with existing clients and consultants in addition to actively pursuing new business with prospective clients, depending on the territory they are assigned. In addition, each member of the business development team is supported by one or more members of the relationship management support team who help manage ongoing client service and support sales efforts.
We evaluate our business development, marketing and client service teams based on a number of factors, including new business won, size of existing book of business, quality of marketing materials generated, timeliness of responses to client inquiries, and their overall activity, measured by the volume of outreach and the progress converting initial outreach to various stages in the sales process. We evaluate the performance of our business development professionals by using data-driven technology systems like Salesforce.
Operations
As of December 31, 2023, our operations team consisted of 291 professionals across multiple offices who perform critical functions in support of our corporate, client and investment activities. We have created a strong, institutional-quality internal control environment and are committed to maintaining a robust culture of compliance.
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
The management fee rate for closed-end structures typically differs by the type of strategy and the type of investment. Management fee rates for primary fund investments are typically about half of those charged for secondary funds and co-investments. Direct investments are typically a further premium to co-investments. The management fee rate also depends on the total fee-paying assets of a given client.

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
Fees may be either fixed or include both a fixed and a performance fee. For a typical fixed and performance fee structure, the management fee typically is at a discount to the fixed-only fee scale, with the addition of a performance fee, which is a percentage of capital appreciation or profits. Earning the performance fee may be subject to a hurdle, a high watermark and/or a preferred return. The hurdle or preferred return may be a fixed percentage or a spread above a particular benchmark return, although in the case of a spread-based structure, it is typical that the hurdle rate or preferred return is capped at a certain amount.
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
Foreign Regulation
We provide investment advisory and other services and raise funds in a number of countries and jurisdictions outside the United States. In many of these countries and jurisdictions, which include the European Union (“EU”), the EEA, the individual member states of each of the EU and EEA, Australia, Canada, Hong Kong, Japan, South Korea and the U.K., we and our operations, and in some cases our personnel, are subject to regulatory oversight and requirements. In general, these requirements relate to registration, licenses for our personnel, periodic inspections, the provision and filing of periodic reports, and obtaining certifications and other approvals. Across the EU, we are subject to the European Union Alternative Investment Fund Managers Directive (“AIFMD”) and to AIFMD as implemented into domestic law in the U.K. (“UK AIFMD”) requirements regarding, among other things, registration for marketing activities, the structure of remuneration for certain of our personnel and reporting obligations. Individual member states of the EU have imposed additional requirements that may include internal arrangements with respect to risk management, liquidity risks, asset valuations, and the establishment and security of depository and custodial requirements.
The application of some of these requirements and regulations to our business have changed as a consequence of the exit of the U.K. from the EU (commonly referred to as “Brexit”), which has resulted in greater complexity and operational costs to maintain regulatory compliance. This is because the U.K.: (i) is no longer required to transpose EU law into U.K. law; (ii) has elected to transpose certain EU legislation into U.K. law subject to various amendments and subject to the FCA’s oversight rather than that of EU regulators; and (iii) is looking to implement its own vision for its financial services industry through the Edinburgh Reforms and the Financial Services and Markets Act 2023, which will, over time, repeal and replace assimilated EU law. Taken together, (i), (ii) and (iii) will likely result in divergence between the U.K. and EU regulatory frameworks. This divergence is likely to include (amongst other areas) AIFMD, as the European Parliament is expected to implement EU AIFMD 2 in 2026, which will not be transposed in to U.K. law. Whilst, the U.K. and EU ratified a trade deal, it does not include provision for U.K. regulated firms to continue to be able to passport their services into EU member states, which has had direct implications to our business. For example, our subsidiaries that are authorized and regulated by the U.K. Financial Conduct Authority have lost “passporting” privileges under certain EU directives, such as the AIFMD and the Markets in Financial Instruments Directive II (“MiFID II”), which certain of our specialized funds and customized separate accounts have relied upon for access to markets throughout the EU. We have mitigated the impact of this by establishing relationships with third-party European-domiciled alternative investment fund managers (“AIFMs”) necessary for them to serve as AIFM for certain of our funds and certain customized separate accounts. While we believe these relationships have, and will continue to, help to ensure that we are able to continue to market certain of our funds in the EU, there remains some uncertainty as to the full extent to which our business could be adversely affected by, among other things, the legal status of the U.K. in relation to the EU, the political conditions in the U.K., the trade relations of the U.K. vis-à-vis other countries and the economic outlook in the U.K.
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
Privacy and Cyber Security Regulation
Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the California Consumer Privacy Act (the “CCPA”), as amended by the California Privacy Rights Act, and similar state comprehensive privacy laws, which provide enhanced privacy rights for state residents; the European Union General Data Protection Regulation (“EU GDPR”), a regulation designed to protect privacy rights of individuals residing in the European Economic Area (the “EEA”); the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (“U.K. GDPR”) with respect to individuals residing in the United Kingdom (the “U.K.”), and various other privacy laws applicable to individuals residing in jurisdictions in which we may operate. Any failure or perceived failure to comply with such laws or regulations could result in fines, penalties and/or sanctions, which could be substantial, litigation (including class actions) as well as reputational harm. Moreover, to the extent that these laws and regulations or the enforcement of the same become more stringent, or if new laws or regulations are enacted, including the SEC’s proposed rules related to cybersecurity risk management for registered investment advisers, our financial performance or plans for growth may be adversely impacted.
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
Our cash flow may fluctuate significantly from quarter-to-quarter due to the fact that we receive carried interest distributions from certain of our funds only when investments are realized and, in certain cases, achieve a certain preferred return based on performance. In most cases, for our funds where we are entitled to receive carried interest distributions, an element of our revenues, it takes a substantial period of time to realize the cash value (or other proceeds) of an investment. Even if an investment proves to be profitable, it may be a number of years before any profits can be realized in cash (or other proceeds). In addition, carried interest distributions have in the past and may in the future decrease in difficult, volatile or uncertain economic environments as the ability of general partners to exit and realize value from existing investments may be even more limited than in more stable economic environments. We cannot predict when, or if, any realization of investments will occur, and thus, we cannot predict the timing or amounts of carried interest distributions to us. If we were to receive a carried interest distribution in a particular quarter, it may have a significant impact on our results for that particular quarter, which may not be replicated in subsequent quarters.
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
The industry in which we operate is intensely competitive, with competition based on a variety of factors, including investment performance, the scope and the quality of service provided to clients, investor availability of capital and willingness to invest, investment terms and conditions (including fees and liquidity terms), brand recognition, and business reputation. Our business competes with a number of private equity funds, specialized investment funds, solutions providers and other sponsors managing pools of capital, as well as corporate buyers, traditional asset managers, commercial banks, investment banks and other financial institutions (including sovereign wealth funds), and we expect that competition will continue to increase. For example, certain traditional asset managers have developed their own private equity platforms and are marketing other asset allocation strategies as alternatives to hedge fund investments. Additionally, developments in financial technology, such as distributed ledger technology, commonly referred to as blockchain, have the potential to disrupt the financial industry and change the way financial institutions, as well as asset managers, do business. A number of factors serve to increase our competitive risks:

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
•some of our competitors may be more successful than us in deployment of new products to address investor demand for new or different investment strategies and/or regulatory changes;
•developments in financial technology (or fintech), such as distributed ledger technology (or blockchain) have the potential to disrupt the financial industry and change the way financial institutions, as well as investment managers, do business and could exacerbate these competitive pressures;
•some of our competitors may be more successful than us in the development and implementation of new technology to address investor demand for product and strategy innovation;
•some of our competitors may have instituted, or may institute, low cost, high speed financial applications and services based on artificial intelligence, and new competitors may enter the investment management space using new investment platforms based on artificial intelligence;
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
Our revenues in any given period are dependent in part on the size of our FPAUM in such period. For our closed-ended funds, the revenues that we earn are driven in part by the amount of capital invested or committed for investment by our clients, our fundraising efforts and the pace at which we make investments on behalf of certain of our funds. Declines in the pace or the size of fundraising efforts or investments reduce our revenues. The alternative asset investing environment continues to see increased competition, which can make fundraising and the deployment of capital more difficult. In addition, many other factors cause declines in the pace of investment, including the inability of our investment professionals to identify attractive investment opportunities, decreased availability of financing on attractive terms or decreased availability of investor capital, including potentially as a result of a challenging fundraising environment or heightened requests for redemptions, and our failure to consummate identified investment opportunities because of business, regulatory or legal complexities or uncertainty and adverse developments in the U.S. or global economy or financial markets. In addition, if we are unable to deploy capital at a pace that is sufficient to offset the pace of realizations that we return to our clients, our fee revenues could decrease.

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
We maintain operations in the U. K., Germany, Canada, Hong Kong, Japan and South Korea, among other places, and may grow our business into new regions with which we have less familiarity and experience, and this growth is important to our overall success. In addition, many of our clients are non-U.S. entities where we are expected to have a familiarity with the specific legal and regulatory requirements applicable to such clients. We rely upon stable and free international markets, not only in connection with seeking clients outside the U.S. but also in investing client capital in these markets.
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
•potentially heightened risk of theft or compromise of data and intellectual property, in particular in those jurisdictions that do not have levels comparable to the U.S. of protection of proprietary information and assets, such as intellectual property, trademarks, trade secrets, know-how and client information and records;
•potentially compromised protections or rights to technology, data and intellectual property due to government regulation;
•terrorism, political hostilities, war, public health crises and other civil disturbances or other catastrophic or pandemic events that reduce business activity;
•cultural and language barriers and the need to adopt different business practices in different geographic areas; and

•difficulty collecting fees and, if necessary, enforcing judgments.
As part of our day-to-day operations outside the United States, we are required to create compensation programs, employment policies, privacy policies, compliance policies and procedures and other administrative programs that comply with the laws of multiple countries. We also must communicate and monitor standards and directives across our global operations. Our failure to successfully manage and grow our geographically diverse operations could impair our ability to react quickly to changing business and market conditions and to enforce compliance with non-U.S. standards and procedures.
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
Our indebtedness may expose us to substantial risks, and our cash balances are exposed to the credit risks of the financial institutions at which they are held.
As of December 31, 2023, we had $389.0 million in long-term debt outstanding. We expect to continue to utilize debt to finance our operations, which will expose us to the typical risks associated with the use of leverage. An increase in leverage could make it more difficult for us to withstand adverse economic conditions or business plan variances, to take advantage of new business opportunities, or to make necessary capital expenditures. Any portion of our cash flow required for debt service will not be available for our operations, distributions, dividends, stock repurchases or other purposes. Any substantial decrease in net operating cash flows or any substantial increase in expenses could make it difficult for us to meet our debt service requirements or force us to modify our operations. Our level of indebtedness may make us more vulnerable to economic downturns and reduce our flexibility in responding to changing business, regulatory and economic conditions, which could have a material adverse effect on our business, financial condition and results of operations.
The terms of the Company’s current debt instruments contain covenants that may restrict the Company and its subsidiaries from paying distributions to its members. However, the ability of GCMH to make such distributions is subject to its operating results, cash requirements and financial condition, restrictive covenants in our debt instruments and applicable Delaware law. These restrictions include restrictions on the payment of distributions whenever the payment of such distributions would cause GCMH to no longer be in compliance with any of its financial covenants under the Term Loan Facility. Absent an event of default under the Credit Agreement governing the terms of the Term Loan Facility, GCMH may make unlimited distributions when the Total Leverage Ratio (as defined in the Credit Agreement) is below 2.75x. As of December 31, 2023, the Total Leverage Ratio was below 2.75x and the Company was in compliance with all financial covenants.
In addition, the availability of capital from our debt instruments and cash balances are exposed to the credit risks of the financial institutions at which they are held. Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or the financial services industry generally, or concerns or rumors about any such events or other similar risks, have in the past and may in the future lead to market-wide liquidity problems or the fear of market-wide liquidity problems. If any of the financial institutions at which we maintain account balances or upon which we rely for credit were to become unstable or insolvent, our ability to access existing cash, cash equivalents and investments, or to access existing or enter into new banking arrangements or facilities to pay operational and other costs, could be threatened or lost, which could have a material adverse effect on our business and financial condition. In addition, if any of our clients, investors, suppliers or other parties with whom we conduct business are unable to access funds pursuant to their lending arrangements with such a financial institution, their ability to pay their obligations to us, provide services to us or enter into new commercial arrangements requiring additional payments to us could be adversely affected, which could have a material adverse affect on our operations and cash flows.

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
While the success of our business is not tied to any particular person or group of “key persons,” the success of our business does depend on the efforts, judgment and reputations of our personnel generally, and in particular our experienced and senior personnel in investment, operational and executive functions. Our personnel’s reputation, expertise in investing and risk management, relationships with our clients and third parties on which our funds depend for investment opportunities are each critical elements in operating and expanding our business. However, we may not be successful in our efforts to retain our most valued employees, as the market for alternative asset management professionals is extremely competitive. The loss or prolonged absence of one or more members of our senior team could harm our business and jeopardize our relationships with our clients and members of the investing community, and we may not be able to attract, retain, and develop a sufficient number of qualified personnel in future periods. Nearly all of our managing directors and many of our executive directors are subject to employment contracts that contain various incentives and restrictive covenants designed to retain these employees for the long-term success of our business, but none of them is obligated to remain actively involved with us. In addition, there is no guarantee that the non-competition and non-solicitation agreements to which our personnel are subject, together with our other arrangements with them, will remain enforceable in light of recent state and federal rules designed to limit the scope and use of such agreements or will be enforceable or will prevent them from leaving, joining our competitors or otherwise competing with us. If any of our personnel were to join or form a competitor, following any required restrictive period set forth in their employment agreements, some of our clients could choose to invest with that competitor rather than in our funds. The loss of the services of one or more members of our senior team could have a material adverse effect on our business, financial condition and results of operations, including on the performance of our funds, our ability to retain and attract clients and highly qualified employees and our ability to raise new funds. Any change to our senior management team could have a material adverse effect on our business, financial condition and results of operations.
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
We intend to expand our business and may formulate new business strategies or enter into new geographic markets, which may result in additional risks and uncertainties in our business.
We currently generate substantially all of our revenues from management fees and incentive fees. However, we have and intend to continue to grow our business by offering additional products and services, by formulating new business strategies and by entering into, or expanding our presence in, new geographic markets. Introducing new types of investment structures, products and services could increase our operational costs and the complexities involved in managing such investments, including with respect to ensuring compliance with regulatory requirements and the terms of the investment. For example, we launched a structured alternatives investment solution to invest in alternative strategies including private equity, infrastructure, absolute return strategies, and alternative credit, which is subject to greater levels of regulatory scrutiny. In addition, we may from time to time explore opportunities to grow our business via acquisitions, joint ventures, partnerships, investments or other strategic transactions, both within the current operational and geographic scope of our business and beyond. There can be no assurance that we will successfully identify, negotiate or complete such transactions, that any completed transactions will produce favorable financial results or that we will be able to successfully integrate an acquired business with ours. Some of these potential expansions and transactions could be significant relative to the size of our business and operations. Any such transaction would involve a number of risks and could present financial, managerial and operational challenges, including a diversion of management’s attention and resources; entry into markets or businesses in which we may have limited or no experience; increased costs to integrate new enterprises; difficulties in effectively integrating the financial and operating systems of the business involved in any such transaction into our financial reporting infrastructure and internal control framework in an effective and timely manner; potential exposure to material liabilities not discovered in the due diligence process or as a result of any litigation arising in connection with any such transition; and the need to develop new marketing and sales strategies to offer our new services to existing customers and attract new customers.
To the extent we enter into new lines of business and new geographic markets, we will face numerous risks and uncertainties, including risks associated with the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, the required investment of capital and other resources and the loss of clients due to the perception that we are no longer focusing on our core business.
Entry into certain lines of business or geographic markets, the introduction of new types of products or services, or any acquisition, divestiture, investment or merger transactions, may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. If a new business generates insufficient revenues or if we are unable to efficiently manage our expanded operations, our business, financial condition and results of operations could be materially and adversely affected.
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
We rely heavily on our and our third-party service providers’ financial, accounting, compliance, monitoring, administration, reporting and other data processing systems and technology platforms. If any of these systems, or the systems of third-party service providers we utilize, do not operate properly or are disabled or fail, including the loss of or unauthorized access to data, whether caused by fire, other natural disaster, power or telecommunications failure, computer viruses, malicious actors, negligence, acts of terrorism or war or otherwise, or if our third-party service providers fail to perform as expected, we could suffer a disruption of our business, financial loss, liability to clients, regulatory intervention or reputational damage, which could have a material and adverse effect on our business, financial condition and results of operations. If any of our third-party service providers access or use our information for the purpose of competing with us or undermining our efforts, we may lose clients and opportunities. We also face operational risk from errors made in the execution, confirmation or settlement of transactions, as well as errors in recording, evaluating and accounting for them. Our and our third-party service providers’ information systems and technology may be unable to accommodate our growth or adequately protect the information of our clients, for new products and strategies or address security risks, and the cost of maintaining such systems and technology may increase from our current level. Such a failure to accommodate growth, or an increase in costs related to such information systems and technology, could have a material adverse effect on our results of operations, financial condition and cash flow. A disaster or a disruption in technology or infrastructure that supports our businesses, including a disruption involving electronic communications or other services used by us, our vendors or third parties with whom we conduct business, including custodians, paying agents and escrow agents, or directly affecting our principal offices, could negatively impact our ability to continue to operate our business without interruption. Our business continuation or disaster recovery programs may not be sufficient to mitigate the harm that could result from such a disaster or disruption, and insurance and other safeguards may only partially reimburse us for our losses, if at all. We are also subject to the risk that the financial institutions with which we maintain credit facilities or cash account balances fail.
Failure to maintain the security of our information and technology networks, or those of our third-party service providers, or cyber security incidents could harm our reputation and have a material adverse effect on our results of operations, financial condition and cash flow.
We rely on the reasonably secure processing, storage and transmission of confidential and other sensitive information in our computer systems, hardware, software, technology infrastructure and online sites and networks, and those of our service providers and their vendors (collectively, “IT Systems”). In the ordinary course of our business, we collect and store a range of data, including our proprietary business information and intellectual property, and personally identifiable information of our employees, our clients and other third parties, in our cloud applications and on our networks, as well as our services providers’ systems. The secure processing, maintenance and transmission of this information are critical to our operations. We, our service providers and their vendors face various and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT systems and data that we, or they, process. These include ongoing cybersecurity threats to and attacks on our and their IT Systems that are intended to gain unauthorized access to our sensitive or proprietary information, destroy data or disable, degrade or sabotage our systems, and risks from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists. Cyber-incident techniques change frequently, may not immediately be recognized and can originate from a wide variety of sources, including remote areas of the world, making them difficult to detect. There has been an increase in the frequency, sophistication and ingenuity of the cybersecurity threats we, our service providers and their vendors face, with threat actors becoming increasingly sophisticated in using techniques and tools – including artificial intelligence – that circumvent security controls, evade detection and remove forensic evidence.
Our and our third-party service providers’ IT Systems are also vulnerable to unauthorized or unlawful access, theft, misuse, computer viruses, bugs, ransomware or other malicious code, employee, vendor or contractor error or malfeasance, technological error and other events that could have a negative impact on the security, confidentiality, integrity and availability of our IT systems and data. In recent years, there has been a significant increase in ransomware and other hacking attempts by cyber-criminals. We and our employees have been and expect to continue to be the target of “phishing” attacks, and the subject of impersonations and fraudulent requests for money, and other forms of activities. Further, the majority of our employees have the flexibility to work remotely or to split their time in hybrid remote/office work, which introduces operational risks, including heightened cybersecurity risk, as remote working environments can be less secure and more susceptible to cyber-attacks due to cybersecurity risks associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. As a result of these different cybersecurity risks and threats, we may be unable to anticipate, detect, investigate, remediate or recover from cybersecurity incidents and attacks, or avoid a material adverse impact to our IT Systems, data or business.
In addition, cybersecurity has become a top priority for regulators around the world. For example, the SEC has recently adopted rules on the Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure by Public Companies that enhances and standardizes disclosures for public companies with regards to their cybersecurity risk strategy, management and governance reporting and has proposed rules regarding cybersecurity requirements that apply to registered investment advisors and funds that would, among other things, require broker-dealers and investment advisers to eliminate or neutralize the effect of certain conflicts of interest associated with their use of artificial intelligence and other technologies that optimize for, predict, guide, forecast or direct investment-related behaviors or outcomes, adopt and implement cybersecurity policies and procedures, enhance disclosures concerning incidents and risks in regulatory filings, and to promptly report certain cybersecurity incidents to the SEC. If these proposals are adopted, it could increase our compliance costs and potential regulatory liability related to cybersecurity.
We are dependent on the effectiveness of our and our service providers’ information security policies, procedures and capabilities designed to protect our and their IT Systems and the data such systems contain or transmit. Further, we cannot guarantee that these measures, and our cybersecurity risk management program and processes, will be effective or that attempted security incidents or disruptions would not be successful or damaging. Even if the vulnerabilities that lead to any incident are identified, we may be unable to adequately investigate or remediate due to threat actors using tools (including artificial intelligence) and techniques that are designed to circumvent controls, avoid detection and remove or obfuscate forensic evidence. Attacks on our IT Systems could enable threat actors to gain unauthorized access to and steal our sensitive, personal or proprietary information, destroy data or disable, degrade or sabotage our systems or divert or otherwise steal funds. Attacks could range from those common to businesses generally to those that are more advanced and persistent, which may target us because members of our senior management team may have public profiles or because, as an alternative asset management firm, we hold a significant amount of confidential, personal and sensitive information about our clients and investments.
Any circumvention or failure of our or our service providers’ cyber security measures and risk management program could potentially jeopardize our, our employees’ or our clients’ or counterparties’ sensitive, confidential, personal proprietary and other information processed and stored in, and transmitted through, our IT Systems, or otherwise cause interruptions or malfunctions in our, our employees’, our clients’, our counterparties’ or third parties’ operations, which could result in material financial losses, increased costs, disruption of our business, liability to clients and other counterparties, regulatory intervention, proceedings, orders, litigation (including class actions), indemnity obligations, damages for contract breach or fines or penalties for violation of applicable laws or regulations, or reputational damage, which, in turn, could cause a decline in our earnings and/or stock price. Furthermore, if we experience a cybersecurity incident, it could result in regulatory investigations and material penalties, which could lead to negative publicity and may cause our clients to lose confidence in the effectiveness of our security measures. Although we maintain errors or omissions and cyber liability insurance, the costs related to an incident or other security threats or disruptions may not be fully insured or indemnified by other means, and insurance and other safeguards might only partially reimburse us for our losses, if at all. We also cannot guarantee that applicable insurance will be available to us in the future on economically reasonable terms or at all.
Rapidly developing and changing privacy laws and regulations could increase compliance costs and subject us to enforcement risks and reputational damage.
We are subject to various requirements, risks and costs associated with the collection, processing, storage and transmission of personal data and other sensitive and confidential information. Personal data is generally defined as information that can be used to identify, locate or contact a natural person or otherwise be associated with such natural person, including names, photos, email addresses, or computer IP addresses. This data is wide ranging and relates to our clients, employees, counterparties and other third parties. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity or the protection and processing of personal data, creating an overlapping patchwork of legislation is always evolving and can be subject to differing interpretation.
For example, in the United States, our compliance obligations include those relating to state laws, such as the California Consumer Privacy Act, as amended by the California Privacy Rights Act (“CCPA”), which provides for enhanced privacy rights for California residents, such as the right to opt out of certain processing of their personal information, and is enforced by the Attorney General with statutory fines and damages. The CCPA also offers a private right of action for certain data breaches. In addition, some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Comprehensive privacy statutes that share similarities with the CCPA have been enacted and other state and federal government privacy legislation has been contemplated, reflecting a more trend toward more stringent data privacy legislation in the United States.
We are also required to comply with foreign data collection and privacy laws in various non-U.S. jurisdictions in which we have offices or conduct business. For example, we are subject to the European General Data Protection Regulation and applicable national supplementing laws (“EU GDPR”) and may also be subject to the United Kingdom General Data Protection Regulations and Data Protection Act 2018 (“U.K. GDPR” and with the EU GDPR, the “GDPR”). Compliance with the GDPR requires us to analyze and evaluate how we handle data in the ordinary course of business, from processes to technology. The GDPR requires, amongst other things, providing EU and U.K. data subjects information about how their personal data will be used and stored, obtaining consent for certain processing of personal data and being in a position to delete information if requested or if consent were withdrawn. Financial regulators and data protection authorities throughout the EU and U.K. have broad audit and investigatory powers under the GDPR to probe how personal data is being used and processed.
Under the GDPR and certain other privacy regimes, we are subject to rules regarding cross-border transfers of personal data. Recent legal developments in Europe have created uncertainty regarding transfers of data from the EEA and the United Kingdom to the U.S. and other jurisdictions. For example, in 2020 the Court of Justice of the European Union, or the CJEU, invalidated the EU-U.S. Privacy Shield Framework and stated that reliance on the standard contractual clauses — a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism — alone may not necessarily be sufficient in all circumstances. On October 7, 2022, President Biden signed an Executive Order on ‘Enhancing Safeguards for United States Intelligence Activities’ that introduced new redress mechanisms and binding safeguards to address the concerns raised by the CJEU in relation to data transfers from the EEA to the United States, forming the basis for the new EU-US Data Privacy Framework, or the DPF, as released on December 13, 2022. The DPF (and the UK Extension to the DPF) have been effective transfer mechanisms to U.S. entities self-certified under the DPF (and the UK Extension) since July 2023 and October 2023, respectively. However, we expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the U.S. and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. We currently rely on standard contractual clauses for existing intragroup, customer and vendor agreements. As the enforcement landscape further develops, and supervisory authorities issue further guidance on international data transfers, we could suffer additional costs, complaints and/or regulatory investigations or fines. We may have to stop using certain tools and vendors and make other operational changes and/or it could otherwise affect the manner in which we provide our services, could adversely affect our business, operations and financial condition.
Extensive government regulation, compliance failures and changes in law or regulation could adversely affect us.
Our business activities are subject to extensive and evolving laws, rules and regulations with which we seek to comply, and we are subject to periodic, routine examinations by governmental agencies, including the SEC, and self-regulatory organizations in the jurisdictions in which we operate. Any changes or potential changes in the regulatory framework applicable to our business may impose additional expenses or capital requirements on us, limit our fundraising activities, have an adverse effect on our business, financial condition, results of operations, reputation or prospects, impair employee retention or recruitment and require substantial attention by senior management. Currently proposed new rules and amendments to existing rules and regulations by these regulatory bodies and government agencies could significantly impact us and our operations, including by increasing compliance burdens and associated regulatory costs and complexity. In addition, these rules enhance the risk of regulatory action, which could adversely impact our reputation and our fundraising efforts, including as a result of public regulatory sanctions and increased regulatory enforcement activity in the financial services industry. It is impossible to determine the extent of the impact of any new laws, regulations, initiatives or regulatory guidance that may be proposed or may become law on our business or the markets in which we operate, but they could make it more difficult for us to operate our business.
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

We could also be adversely affected by changes in applicable tax laws, regulations, or administrative interpretations thereof and new tax laws in both U.S. and non-U.S. jurisdictions may be passed with little advance notice. For example, the Inflation Reduction Act of 2022 (the “IRA”) imposes, among other things, a new excise tax on stock repurchases as discussed below, which could adversely affect the amount and/or timing of the tax we may be required to pay. Other changes that could be enacted in the future, including changes to tax laws enacted by state or local governments in jurisdictions in which we operate, could result in further changes to state and local taxation and materially adversely affect our financial position and results of operations.
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
Our business is subject to regulation in the United States, including by the SEC, the Commodity Futures Trading Commission (the “CFTC”), the Internal Revenue Service (the “IRS”), the Financial Industry Regulatory Authority, Inc. (“FINRA”) and other regulatory agencies. Any change in such regulation or oversight could have a material adverse effect on our business, financial condition and results of operations. The current leadership of the SEC has signaled that they intend to seek to enact changes to numerous areas of law and regulations currently in effect, and we expect a greater level of SEC enforcement activity. The SEC has signaled an increased emphasis on investment adviser and private fund regulation and has proposed and adopted a number of new rules that impose significant changes on investment advisers and their management of private funds. For example, in 2023, the SEC adopted new rules and amendments under the Investment Advisers Act of 1940, as amended (the “Advisers Act”) applicable to private fund advisers like GCM that impact various aspects of the relationships between private fund advisers like GCM and their clients, the handling of cybersecurity risks, and trade clearance and settlement. In particular, such rules limit circumstances in which an adviser can be indemnified by a private fund; require the private fund’s auditor to notify the SEC upon the occurrence of certain material events; impose additional enhanced annual audit requirements; impose requirements to issue detailed quarterly statements to investors on performance, fees and expenses, and adviser and related person compensation; enhance requirements, including the need to obtain a fairness opinion and make certain disclosures, in connection with investment adviser-led secondary transactions (also known as general partner-led secondaries); prohibit investment advisers from engaging in certain practices, such as, without limitation, charging accelerated fees for unperformed services or fees and expenses associated with an examination to private fund clients; and impose prohibitions on and new disclosure requirements regarding preferential treatment of investors in private funds in side letters or other arrangements with an investment adviser. Amendments to the existing books and records and compliance rules under the Advisers Act complements new proposals and also requires that all registered investment advisers document their annual compliance review in writing. The time and attention as well as the financial costs associated with compliance with these rules could divert our resources away from managing certain funds’ investment programs, which could adversely affect such funds and their investments. Similarly, the cost of new compliance obligations attributable to certain funds – such as the costs associated with quarterly reporting or audit requirements – will increase the financial burden on certain funds to the extent those costs are treated as fund expenses and could reduce distributions. Further, the impact of these rules is uncertain and, given that the rules have recently been challenged in court by industry groups, could become subject to increased uncertainty. Any legal or regulatory uncertainty with respect to these or other rules is likely to result in a diversion of our time and resources as well as expose us to regulatory risk, all of which in turn could negatively impact certain funds and their investments.
On December 14, 2022, the SEC adopted amendments to Rule 10b5-1 and has included in its regulatory agenda potential final rulemaking on climate change disclosures and proposed rules on human capital management and corporate diversity, which, if adopted, would mandate the disclosure of certain other environmental, social and governance related matters, including with respect to board diversity and human capital management. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective. As regulations develop, we will consider the implications for our business of the overlapping global measures, and how they fit together. The SEC has also recently adopted changes to Form PF which require reporting as soon as practicable, and no later than 72 hours, after the occurrence of certain fund-level events and enhanced disclosure regarding fund investments and structures that will likely further increase related administrative costs and burdens. On February 6, 2024, the SEC adopted rules to expand the definitions of “dealer” and “government securities dealer” which could result in additional regulatory burden on our operations. On October 10, 2022 the SEC adopted rules to amend how the beneficial ownership of securities is reported and to expand the scope of instances where such a filing is required, which will likely require us to devote additional resources to fulfilling our beneficial ownership and short-sale reporting obligations and there could be additional regulatory attention focused on such activities. On October 26, 2022, the SEC further proposed rules to govern outsourcing of services and oversight of services providers by investment advisers, which would impose substantial obligations on registered investment advisers to conduct initial due diligence and ongoing monitoring of a broad universe of service providers that we may use in our investment advisory business. Moreover, in February 2023, the SEC proposed extensive amendments to the custody rule for registered investment advisers. If adopted, the amendments would require, among other things, investment advisers to obtain certain contractual terms from each advisory client’s qualified custodian; document that privately-offered securities cannot be maintained by a qualified custodian; and promptly obtain verification from an independent public accountant of any purchase, sale or transfer of privately-offered securities. The amendments also would apply to assets of a client, including real estate and other assets that generally are not considered securities under the federal securities laws. If adopted, including with modifications, these new rules could significantly impact certain of our operations, including by increasing compliance burdens and associated regulatory costs and complexity and reducing the ability to receive certain expense reimbursements or indemnification in certain circumstances. In addition, even if not adopted, evaluating and responding to proposed rules could result in increased costs and require significant attention from management, and the new or proposed rules enhance the risk of regulatory action, which could adversely impact our reputation and our fundraising efforts, including as a result of public regulatory sanctions.
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
In the wake of highly publicized financial failures, including the recent banking failures in 2023, investors exhibited concerns over the integrity of the U.S. financial markets, and the regulatory environment in which we operate is subject to further regulation in addition to those rules already promulgated. For example, there are a significant number of regulations that affect our business under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The SEC in particular continues to increase its regulation of the asset management and private equity industries, focusing on the private equity industry’s fees, allocation of expenses to funds, marketing practices, allocation of fund investment opportunities, disclosures to fund investors, the allocation of broken-deal expenses and general conflicts of interest disclosures. The SEC has also heightened its focus on the valuation practices employed by investment advisers. The lack of readily ascertainable market prices for many of the investments made by our funds or the funds in which we invest could subject our valuation policies and processes to increased scrutiny by the SEC. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations.
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

In addition, we are registered as an investment adviser with the SEC and are subject to the requirements and regulations of the Advisers Act. Such requirements relate to, among other things, restrictions on entering into transactions with clients, maintaining an effective compliance program, incentive fees, solicitation arrangements, allocation of investments, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an adviser and their advisory clients, as well as general anti-fraud prohibitions. As a registered investment adviser, we have fiduciary duties to our clients. Similarly, we are registered as a broker-dealer with the SEC and are a member of FINRA. As such, we are also subject to the requirements and regulations of the Exchange Act and FINRA rules. We regularly are subject to requests for information, inquiries and informal or formal examinations by the SEC, FINRA and other regulatory authorities, with which we routinely cooperate. Such examinations can result in fines, suspensions of personnel, changes in policies, procedures or disclosure or other sanctions, including censure, the issuance of cease-and-desist orders, the suspension or termination of our investment adviser or broker-dealer registrations or the commencement of a civil or criminal lawsuit against us or our personnel. SEC or FINRA actions and initiatives can have an adverse effect on our financial results. Even if an investigation or proceeding did not result in a sanction, imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing clients or fail to gain new clients.
In addition, a number of jurisdictions, including the U.S. have restrictions on foreign direct investment pursuant to which their respective heads of state and/or regulatory bodies have the authority to block or impose conditions with respect to certain transactions, such as investments, acquisitions and divestitures, if such transaction threatens to impair national security. In the U.S., the Committee on Foreign Investment in the United States has the authority to review and potentially block, unwind or impose conditions on certain foreign investments in U.S. companies or real estate, which may reduce the number of potential buyers and limit the ability of our funds to realize value from certain existing and future investments. State regulatory agencies may also impose restrictions on investments in certain types of assets, which could affect our ability to find attractive and diversified investments and to complete such investments in a timely manner. Other countries continue to establish and/or strengthen their own national security investment clearance regimes, which could have a corresponding effect of limiting our ability to make investments in such countries. Complying with these laws imposes potentially significant costs and complex additional burdens, and any failure by us, our funds or the companies in which they invest to comply with them could expose us to significant penalties, sanctions, loss of future investment opportunities, additional regulatory scrutiny and reputational harm.
In the EU, MiFID II requires, among other things, all MiFID investment firms to comply with prescriptive disclosure, transparency, reporting and recordkeeping obligations and obligations in relation to the receipt of investment research, best execution, product governance and marketing communications. As we operate investment firms which are subject to MiFID II, we have implemented policies and procedures to comply with MiFID II where relevant, including where certain rules have an extraterritorial impact on us. Compliance with MiFID II has resulted in greater overall complexity, higher compliance, administration and operational costs, and less overall flexibility. The complexity, operational costs and reduction in flexibility may be further compounded as a result of the U.K. formally withdrawing from the EU (commonly referred to as “Brexit”). This is because the U.K. is: (i) no longer required to transpose EU law into U.K. law; (ii) electing to transpose certain EU legislation into U.K. law subject to various amendments and subject to the Financial Conduct Authority’s (“FCA’s”) oversight rather than that of EU regulators; and (iii) looking to implement its own vision for its financial services industry through the Edinburgh Reforms, which may revise and/or repeal onshored EU law. Taken together, (i), (ii) and (iii) will likely result in divergence between the U.K. and EU regulatory frameworks.
In addition, across the EU and U.K., we are subject to the AIFMD, under which we are subject to regulatory requirements regarding, among other things, registration for marketing activities, the structure of remuneration for certain of our personnel and reporting obligations. Certain requirements of the AIFMD and the interpretation thereof remain uncertain and may be subject to change as a result of further legislation amending the AIFMD, the issuance of any further national and/or EU guidelines with respect to the AIFMD and the interpretation thereof, and changes to national implementing legislation in relevant European Economic Area (“EEA”) countries or in the U.K. Outside the EEA, the regulations to which we are subject relate primarily to registration and reporting obligations. As described above, Brexit and the potential resulting divergence between the U.K. and EU regulatory frameworks may result in additional complexity and costs in complying with AIFMD across both the U.K. and EU.
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

An EU Regulation on the prudential requirements of investment firms (Regulation (EU) 2019/2033) and its accompanying Directive (Directive (EU) 2019/2034) (together, “IFR/IFD”) impose a prudential regime for most MiFID investment firms, including general capital requirements, liquidity requirements, remuneration requirements, requirements to conduct internal capital adequacy assessments and additional requirements on disclosures and public reporting, which could hinder our ability to deploy capital as freely as we would wish and to recruit and incentivize staff. Different and extended internal governance, disclosure, reporting, liquidity, and group “prudential” consolidation requirements, among other requirements under IFR/IFD, could also have a material impact on our European operations. Further, the U.K. has established its own prudential regime for investment firms that are subject to MiFID II (as implemented in the U.K.), which is intended to achieve similar outcomes to the IFR/IFD.
In addition, certain regulatory requirements and proposals in the EU and U.K. intended to enhance protection for retail investors and impose additional obligations on the distribution of certain products to retain investors may impose additional costs on our operations and limit our ability to access capital from retail investors in such jurisdictions.
It is expected that additional laws and regulations will come into force in the EEA, the EU, the U.K. and other countries in which we operate over the coming years. These laws and regulations may affect our costs and manner of conducting business in one or more markets, the risks of doing business, the assets that we manage or advise, and our ability to raise capital from investors. Any failure by us to comply with either existing or new laws or regulations could have a material adverse effect on our business, financial condition and results of operations.
A 1% U.S. federal excise tax could be imposed on us in connection with redemptions.
On August 16, 2022, the IRA was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations and certain other persons (a “covered corporation”). Because we are a Delaware corporation and our securities are trading on the Nasdaq, we are a “covered corporation” for this purpose. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. Our board of directors has approved a share repurchase plan that may be used to repurchase shares of the GCMG’s outstanding Class A common stock and warrants in an amount up to $140 million. Any repurchases of our stock or other transactions covered by the excise tax described above are potentially subject to this excise tax, which could increase our costs and adversely affect our operating results.
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
Similar laws in non-U.S. jurisdictions, such as EU sanctions or the U.K. Bribery Act, as well as other applicable anti-bribery, anti-corruption, anti-money laundering, or sanction or other export control laws in the U.S. and abroad, may also impose stricter or more onerous requirements than the FCPA, OFAC, the U.S. Department of Commerce and the U.S. Department of State, and implementing them may disrupt our business or cause us to incur significantly more costs to comply with those laws. Different laws may also contain conflicting provisions, making compliance with all laws more difficult. If we fail to comply with these laws and regulations, we could be exposed to claims for damages, civil or criminal financial penalties, reputational harm, incarceration of our employees, restrictions on our operations and other liabilities, which could materially and adversely affect our business, results of operations and financial condition. In addition, we may be subject to successor liability for FCPA violations or other acts of bribery, or violations of applicable sanctions or other export control laws committed by companies in which we or our funds invest or which we or our funds acquire. While we have developed and implemented policies and procedures designed to ensure strict compliance by us and our personnel with the FCPA and other anti-corruption, sanctions and export control laws in jurisdictions in which we operate, such policies and procedures may not be effective to prevent violations. Any determination that we have violated the FCPA or other applicable anti-corruption, sanctions or export control laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business, financial condition and results of operations.
Misconduct by our employees, advisors or third-party service providers could harm us by impairing our ability to attract and retain clients and subjecting us to significant legal liability and reputational harm.
Our employees, advisors or third-party service providers could engage in misconduct that adversely affects our business. We are subject to a number of laws, obligations and standards arising from our business and our discretionary authority over the assets we manage. The violation of these laws, obligations and standards by any of our employees, advisors or third-party service providers would adversely affect our clients and us by subjecting us to, among other things, civil and criminal penalties or material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence. Our business often requires that we deal with confidential matters of great significance to companies and funds in which we may invest for our clients. If our employees, advisors or third-party service providers were to engage in fraudulent activity, violate regulatory standards or improperly use or disclose sensitive or confidential information, we could be subject to legal or regulatory action and suffer serious harm to our reputation, financial position and current and future business relationships. It is not always possible to detect or deter misconduct, and the precautions we take that seek to detect and prevent undesirable activity may not be effective. In addition, allowing employees to work remotely may require us to develop and implement additional precautions in order to detect and prevent employee misconduct. Such additional precautions, which may include implementation of security and other restrictions, may make our systems more difficult and costly to operate and may not be effective in preventing employee misconduct in a remote work environment. If one of our employees, advisors or third-party service providers were to engage in misconduct or were to be accused of misconduct, our reputation and our business, financial condition and results of operations could be materially and adversely affected.
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
In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial advisors has been increasing. Our asset management and advisory activities may subject us to the risk of significant legal liabilities to our clients and third parties, including our clients’ stockholders or beneficiaries, under securities or other laws and regulations for materially false or misleading statements made in connection with securities and other transactions. We make investment decisions on behalf of our clients that could result in substantial losses. Any such losses also may subject us to the risk of legal and regulatory liabilities or actions alleging negligent misconduct, breach of fiduciary duty or breach of contract. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. We may incur significant legal expenses in defending litigation. In addition, negative publicity and press speculation about us, our investment activities or the private markets in general, whether or not based in truth, or litigation or regulatory action against us or any third-party managers recommended by us or involving us may tarnish our reputation and harm our ability to attract and retain clients. Also, events that damage the reputation of our industry generally, such as highly publicized incidents of fraud or other scandals, could have a material adverse effect on our business, regardless of whether any of these events directly relate to our funds and accounts. The pervasiveness of social media and electronic communications and the increasing prevalence of artificial intelligence could also lead to faster and wider dissemination of any adverse publicity or inaccurate information about us, making effective remediation more difficult and further magnifying the reputational risks associated with negative publicity. Substantial legal or regulatory liability could have a material adverse effect on our business, financial condition and results of operations or cause significant reputational harm to us, which could seriously harm our business.

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
We may not be able to obtain or maintain sufficient insurance on commercially reasonable terms or with adequate coverage levels against potential liabilities we may face in connection with potential claims, which could have a material adverse effect on our business. We may face a risk of loss from a variety of claims, including those related to securities, antitrust, contracts, cybersecurity, fraud, compliance with laws and various other issues, whether or not such claims are valid.

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
Another pandemic or global health crisis like the COVID-19 pandemic may adversely impact our business, financial condition and results of operations.
In response to the COVID-19 pandemic, many countries took measures to limit the spread of the virus, including instituting quarantines or lockdowns, imposing travel restrictions and vaccination mandates for certain workers or activities and limiting operations of certain non-essential businesses. Such restrictions adversely impacted global commercial activity and contributed to significant disruption and uncertainty in the global financial markets, resulting in increased volatility in equity prices, supply chain disruptions and an increase in inflationary pressures, among other things. A widespread recurrence of COVID-19, or the occurrence of another pandemic or global health crisis, could increase the possibility of periods of increased restrictions on business operations, which may adversely impact our business, financial condition, results of operations, liquidity and prospects materially and exacerbate many of the other risks discussed in this Annual Report on Form 10-K.
It is not possible to predict with certainty the possible future business and economic ramifications arising from a widespread reoccurrence of COVID-19 or the occurrence of another pandemic or global health crisis, but such events could: (i) restrict our ability to easily travel and meet with prospective and current clients in person (which inhibits building and strengthening our relationships with them); (ii) impede our ability to market our funds and attract new business (which may result in lower or delayed revenue growth); (iii) restrict our ability to conduct on-site due diligence as may be appropriate for a potential investment (which can impede the identification of investment risks); (iv) cause a slowdown in fundraising activity (which could result in delayed or decreased management fees); (v) cause a slowdown in our deployment of capital (which could adversely affect our revenues and our ability to raise capital for new or successor funds); (vi) limit the ability of general partners to exit existing investments (which could decease incentive fee revenue); and (vii) adversely impact our liquidity and cash flows due to declines in revenues. Further, our funds could be invested in industries that are materially impacted, and companies in those industries could suffer materially, become insolvent or cease operations altogether, any of which would decrease the value of investments and/or cause significant volatility in valuations.
In addition, a pandemic or global health crisis may pose enhanced operational risks. For example, our employees may become sick or otherwise unable to perform their duties for an extended period, which may cause us to experience a loss of productivity or a delay in the implementation of strategic plans. In addition to any potential impact of extended illness on our operations, we may be exposed to the risk of litigation by our employees against us for, among other things, failure to take adequate steps to protect their well-being. Local laws may also be subject to rapid change, which can lead to confusion, make compliance with new laws uncertain and subject us to additional increased litigation risks. Extended public health restrictions and remote working arrangements may also impact employee morale, integration of new employees and preservation of our culture. Remote working environments may also be less secure and more susceptible to hacking attacks. Moreover, our third party service providers could be impacted by an inability to perform due to pandemic-related restrictions or by failures of, or attacks on, their technology platforms.
We believe that the adverse impact on our business, financial condition and results of operations of another pandemic or global health crisis like COVID-19 will be significantly driven by a number of factors that we are unable to predict or control, including, for example: the severity and duration of the health crisis; the emergence and spread of disease; the health crisis’s impact on the U.S. and global economies; the timing, scope and effectiveness of additional governmental responses to the health crisis; the timing and path of economic recovery; and the negative impact on our clients, counterparties, vendors and other business partners that may indirectly adversely affect us.

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
Our business can be materially affected by difficult financial market and economic conditions and events throughout the world that are outside our control, including current high and rising interest rates, high inflation, economic recession risk, regional and international bank failures, reduced availability of credit, changes in laws, trade barriers, commodity prices, currency exchange rates, natural disasters, climate change, pandemics or other severe public health crises, terrorism, political hostilities, civil disturbances, war or the threat of war. These factors may affect the level and volatility of securities prices and the liquidity and value of investments, and we may not be able to or may choose not to manage our exposure to them. The global financial markets continue to experience volatility and disruption. In the U.S., the Federal Reserve’s increases in interest rates to address record inflation have contributed to volatility in the debt and equity markets, and investments in many industries have experienced significant volatility as a result of economic and political events and geopolitical tensions (including those between the U.S. and China, Russia and Ukraine and in the Middle East) in or affecting the world’s major economies over the last several years. Heightened competition for workers, supply chain issues and rising energy and commodity prices have contributed to increasing wages and other inputs. Inflation and higher input costs may put pressure on the profit margins of portfolio companies within our funds and accounts, particularly where pricing power is lacking. There can be no assurance further initiatives taken by governmental authorities designed to strengthen and stabilize the economy and financial markets will be successful or whether they will lead to a recession, and there is no way to predict the ultimate impact of the disruption or the effect that these initiatives will have on the performance of our funds. Adding to the strain on the economy is war and conflict in Russia and Ukraine and in the Middle East, which creates market uncertainty, and the failure of certain banks in the U.S. and elsewhere, which creates bank-specific and broader financial institution liquidity risk concerns. Future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages and could have a negative impact on the economy and business activity globally, and therefore could adversely affect the performance of our business. Furthermore, any new or incremental regulatory measures for the U.S. financial services industry may increase costs and create regulatory uncertainty and additional competition for our products. In addition, if the U.S. were to default on its debt, the negative ramifications on the U.S. and global economies could be unprecedented and long-lasting and may dramatically exacerbate the risks highlighted here and elsewhere in this Annual Report on Form 10-K
Our funds have been affected by reduced opportunities to exit and realize value from their investments and by the fact that they may not be able to find suitable investments in which to effectively deploy capital. During periods of difficult market conditions or slowdowns in a particular sector, companies in which our funds invest may experience decreased revenues, financial losses, difficulty in obtaining access to financing and increased funding costs. During such periods, these companies may also have difficulty in expanding their businesses and operations and be unable to meet their debt service obligations or other expenses as they become due. In addition, during periods of adverse economic conditions, our funds may have difficulty accessing financial markets, which could make it more difficult or impossible for them to obtain funding for additional investments and harm their assets under management and results of operations. A general market downturn, or a specific market dislocation, may result in lower investment returns for our funds, which would adversely affect our revenues. Furthermore, such conditions could also increase the risk of default with respect to investments held by our funds that have significant debt investments.
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
Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenues relating to changes in market and economic conditions. This risk may be further exacerbated if, as a result of poor fund performance or difficult market and fundraising environments, investors and clients negotiate lower fee or fee concessions that are materially less favorable to us than our desired fee structure. If our revenues decline without a commensurate reduction in our expenses, our earnings will be reduced. Accordingly, difficult market conditions could have a material adverse effect on our business, financial condition and results of operations.
Inflation may adversely affect the business, results of operations and financial condition of our funds and their investments.
Certain of our funds and their investments operate in industries that have been impacted by inflation. Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our funds’ portfolio companies’ operations. If such portfolio companies are unable to pass any increases in the costs of their operations along to their customers, it could adversely affect their operating results. Such conditions would increase the risk of default on their obligations as a borrower. In addition, any projected future decreases in the operating results of our funds’ portfolio companies due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our funds’ investments could result in future realized or unrealized losses.
Increased interest rates could have a material adverse effect on our business and that of our funds’ portfolio companies.
Increased interest rates have had and could continue to have a dampening effect on overall economic activity, the financial condition of our investors and the financial condition of the end customers who ultimately create demand for the capital we supply, all of which could negatively affect demand for our funds’ capital. The Federal Reserve increased the federal funds rate throughout 2022 and 2023, and the rate and timing of additional changes is uncertain. Such increases and uncertainty surrounding interest rates can make it difficult for us to obtain financing at attractive rates, and impact our ability to execute on our growth strategies or future acquisitions, which could have a material adverse effect on our business, financial condition and results of operations.
If the investments we make on behalf of our funds perform poorly, we may suffer a decline in our revenues and earnings, and our ability to raise capital for future funds may be materially and adversely affected.
Our revenues are derived from fees earned for our management of our funds, incentive fees, or carried interest, with respect to certain of our funds, and monitoring and reporting fees. In the event that our funds perform poorly, our revenues and earnings derived from incentive fees and carried interest will decline, and it will be more difficult for us to raise capital for new funds or gain new or retain current clients in the future. In addition, the risk of clawback can occur as a result of diminished investment performance. If we are unable to repay the amount of the clawback, we would be subject to liability for a breach of our contractual obligations. If we are unable to raise or are required to repay capital, our business, financial condition and results of operations would be materially and adversely affected.
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
Our success largely depends on the identification and availability of suitable investment opportunities for our clients, and in particular the success of underlying funds in which our funds invest. The availability of investment opportunities will be subject to market conditions and other factors outside of our control and the control of the investment managers with which we invest for our funds. Past returns of our funds have benefited from investment opportunities and general market conditions that may not continue or reoccur, including favorable borrowing conditions in the debt markets during such historical periods, and there can be no assurance that our funds or the underlying funds in which we invest for our funds will be able to avail themselves of comparable opportunities and conditions, particularly in light of recent rising interest rates and other market conditions. There can also be no assurance that the underlying funds we select will be able to identify sufficient attractive investment opportunities to meet their investment objectives.
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
Before investing the assets of our funds, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence, we may be required to evaluate important and complex business, financial, tax, accounting, technological, environmental, social, governance and legal and regulatory issues. Outside consultants, legal advisors and accountants may be involved in the due diligence process in varying degrees depending on the type of investment and the parties involved. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the information available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations, and such an investigation will not necessarily result in the investment ultimately being successful. Moreover, the due diligence investigation that we will carry out with respect to any investment opportunity may not reveal or highlight all relevant facts or risks that are necessary or helpful in evaluating such investment opportunity. For example, instances of bribery, fraud, accounting irregularities and other improper, illegal or corrupt practices can be difficult to detect and may be more widespread in certain jurisdictions.
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
Many of the funds we manage, the funds in which we invest and portfolio companies within our funds and customized separate accounts currently rely on credit facilities either to facilitate efficient investing or for speculative purposes. While interest rates have historically been low, various economic factors have recently resulted in a significant increase in interest rates and the rate of inflation, and may also reduce credit availability, all of which may adversely affect the ability of our funds to achieve attractive rates of return and adversely affect the value of our carried interest. Our funds and the companies in which our funds invest raise capital in the structured credit, leveraged loan and high yield bond markets. If elevated interest rates persist or further increase or credit markets experience continued or increasing dislocations, contractions or volatility, our funds’ results of operations, and in turn ours, will suffer. Any such events could adversely impact our funds’ ability to invest efficiently, and may impact the returns of our funds’ investments.
The absence of available sources of sufficient debt financing for extended periods of time or an increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance those investments, and, in the case of rising interest rates, decrease the value of fixed-rate debt investments made by our funds. Certain investments may also be financed through fund-level credit facilities, which may or may not be available for refinancing at the end of their respective terms. Further, the cost of borrowing may not be covered by the appreciation of the assets in the investment, which could be exacerbated in difficult market conditions and adversely impact our revenues. Finally, limitations on the deductibility of interest expense on indebtedness used to finance our funds’ investments reduce the after-tax rates of return on the affected investments and make it more costly to use debt financing. Any of these factors may have an adverse impact on our business, results of operations and financial condition.
Similarly, private markets funds’ portfolio companies regularly utilize the corporate debt markets to obtain additional financing for their operations. The leveraged capital structure of such businesses increases the exposure of the funds’ portfolio companies to adverse economic factors such as rising interest rates, financial institution risks, downturns in the economy or deterioration in the condition of such business or its industry. Any adverse impact caused by the use of leverage by portfolio companies in which we directly or indirectly invest could in turn adversely affect the returns of our funds.
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
Our business is exposed to the risk that clients that owe us money for our services may not pay us, and investors may default on their obligations to fund their commitments. These risks could increase as a result of economic contractions, decreases in equity values and increases in interest rates or in the event of a continued economic slowdown. Also, if investors in our funds default on their obligations to fund commitments, there may be adverse consequences on the investment process, and we could incur losses and be unable to meet underlying capital calls. For example, investors in our closed-ended funds make capital commitments to those funds that we are entitled to call from those investors at any time during prescribed periods. We depend on investors fulfilling and honoring their commitments when we call capital from them for those funds to consummate investments and otherwise pay their obligations when due. In addition, certain of our funds may utilize lines of credit to fund investments. Because interest expense and other costs of borrowings under lines of credit are an expense of the fund, the fund’s net multiple of invested capital may be reduced, as well as the amount of carried interest generated by the fund. Any material reduction in the amount of carried interest generated by a fund will adversely affect our revenues.
Any investor that did not fund a capital call would be subject to several possible penalties, including having a meaningful amount of its existing investment forfeited in that fund. However, the impact of the penalty is directly correlated to the amount of capital previously invested by the investor in the fund. For instance, if an investor has invested little or no capital early in the life of the fund, then the forfeiture penalty may not be as meaningful. A failure of clients or investors to honor a significant amount of capital calls could have a material adverse effect on our business, financial condition and results of operations.
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
Valuation methodologies for certain assets in our funds can be highly subjective, and the values of assets established pursuant to such methodologies may never be realized, which could result in significant losses for our funds.
For our closed-ended funds, there are no readily ascertainable market prices for a large number of the investments in these funds or the underlying funds in which these funds invest. The value of the fund investments of our funds is determined periodically by us based in general on the fair value of such investments as reported by the underlying fund managers. Our valuation of the funds in which we invest is largely dependent upon the processes employed by the managers of those funds. The fair value of investments is determined using a number of methodologies described in the particular funds’ valuation policies. These policies are based on a number of factors, including the nature of the investment, the expected cash flows from the investment, the length of time the investment has been held, restrictions on transfer and other generally accepted valuation methodologies. The value of the equity and credit investments of our funds is determined periodically by us based on reporting provided by the relevant equity sponsor and/or using independent third-party valuation firms to aid us in determining the fair value of these investments using generally accepted valuation methodologies. These may include references to market multiples, valuations for comparable companies, public or private market transactions, subsequent developments concerning the companies to which the securities relate, results of operations, financial condition, cash flows, and projections of such companies made accessible to us and such other factors that we may deem relevant. The methodologies we use in valuing individual investments are based on a variety of estimates and assumptions specific to the particular investments, and actual results related to the investment may vary materially as a result of the inaccuracy of such assumptions or estimates. In addition, because the illiquid investments held by our funds, and the underlying funds in which we invest may be in industries or sectors that are unstable, in distress, or undergoing some uncertainty, such investments are subject to rapid changes in value caused by sudden company-specific or industry-wide developments.
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
Further, the SEC has highlighted valuation practices as one of its areas of focus in investment adviser examinations and has instituted enforcement actions against advisors for misleading investors about valuation. If the SEC were to investigate and find errors in our methodologies or procedures, we and/or members of our management could be subject to penalties and fines, which could harm our reputation and have a material adverse effect on our business, financial condition and results of operations.
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
Risk management applies to our investment management operations as well as to the investments we make for our funds. We have developed and continue to update strategies and procedures specific to our business for managing risks, which include market risk, liquidity risk, operational risk and reputational risk. Management of these risks can be very complex. These strategies and procedures may fail under some circumstances, particularly if we are confronted with risks that we have underestimated or not identified, including those related to difficult market or geopolitical conditions. In addition, some of our methods for managing the risks related to our clients’ investments are based upon our analysis of historical private markets behavior. Statistical techniques are applied to these observations in order to arrive at quantifications of some of our risk exposures. Historical analysis of private markets returns requires reliance on valuations performed by fund managers, which may not be reliable measures of current valuations. These statistical methods may not accurately quantify our risk exposure if circumstances arise that were not observed in our historical data. In particular, as we enter new lines of business or offer new products, our historical data may be incomplete. Failure of our risk management techniques could have a material adverse effect on our business, financial condition and results of operations, including our right to receive incentive fees.
We are subject to increasing and diverging scrutiny from clients, investors, regulators elected officials, stockholders and other stakeholders or third parties with respect to Sustainable and Impact investing matters, which may constrain investment opportunities, adversely impact our ability to raise capital, and result in increased costs or otherwise adversely affect us.
In recent years, our business has been subject to increasing scrutiny from clients, investors, regulators, elected officials, stockholders and other stakeholders with respect to Sustainable and Impact investing matters. Clients and investors, including U.S. public pension funds and certain non-U.S. investors, have placed increasing importance on impacts of investments made by the funds to which they invest or commit capital, including with respect to Sustainable and Impact investing matters. Certain investors have also demonstrated increased concern with respect to existing investments, including by urging asset managers to take certain actions that could adversely affect the value of an investment, or refrain from taking certain actions that could improve the value of an investment. We may also be subject to competing demands or scrutiny from different clients, investors and other stakeholders or third parties with divergent views on Sustainable and Impact investing matters, including their roles in the investment process. Our clients may decide to redeem or withdraw previously committed capital from our funds (where such withdrawal is permitted) or to not invest or commit capital to future funds based on their assessment of how we approach and consider the cost of these investments and whether the return-driven objectives of our funds align with their investment priorities. As part of their increased focus on the allocation of their capital to environmentally sustainable economic activities, certain clients and investors have also begun to request or require data and/or use third-party benchmarks and ratings to allow them to monitor the impact of their investments. To the extent our access to capital from investors, including public pension funds, is impaired, we may not be able to maintain or increase the size of our funds or raise sufficient capital for new funds, which may adversely impact our revenues.
The transition to sustainable finance accelerates existing risks and raises new risks for our business that may impact our profitability and success. In particular, Sustainable and Impact investing matters have been the subject of increased focus by certain regulators, including in the U.S. and the EU, particularly with respect to the accuracy of statements made regarding practices, initiatives and investment strategies. The SEC has established an enforcement taskforce to examine sustainable investing practices and disclosures by public companies and investment managers and identify inaccurate or misleading statements, often referred to as “greenwashing.” There have been enforcement actions relating to sustainable investing disclosures and policies and procedures failures, and we expect that there will be a greater level of enforcement activity in this area in the future. The SEC has focused on the labeling by funds of their activities or investments as “sustainable” and examined the methodology used for determining such investments, with a focus on whether such labeling is misleading. The SEC has also proposed rules for investment advisers that address, among other things, enhanced sustainable investment-related disclosure requirements (which rules may be finalized in 2024), including requiring funds that integrate sustainability factors into their investment strategies to provide enhanced disclosures regarding sustainable investing strategies, how environmental factors (including greenhouse gas emissions) are integrated into investment decision-making, how funds engage with portfolio companies on sustainability matters and, require funds that make sustainability factors a significant or primary consideration in investment decisions, subject to certain exceptions, to report on portfolio company greenhouse gas emissions, including carbon footprint and weighted average carbon intensity. Additionally, in 2022 the SEC proposed extensive rules aimed at enhancing and standardizing climate-related disclosures in an effort to foster greater consistency, comparability and reliability of climate-related information. The proposal, if adopted, would require domestic registrants and foreign private issuers to include certain climate-related information in their registration statements and annual reports, including data regarding greenhouse gas emissions and information regarding climate-related risks and opportunities and related financial impacts, governance, and strategy. Although the ultimate date of effectiveness and the final form and substance of the requirements for the proposed rule is not yet known and the ultimate scope and impact on our business is uncertain, compliance with the proposed rule, if finalized, may result in increased legal, accounting and financial compliance costs and may make certain activities more difficult, time-consuming and costly. In September 2023, the SEC adopted amendments to Rule 35d-1 (the Names Rule) that expands the Names Rule to require that any fund whose name includes terms suggesting that the fund focuses on investments that have, or whose issuers have, particular characteristics, have an 80% investment policy. In addition, in October 2020, the DOL finalized a rule intended to clarify the fiduciary requirements for investment managers of “plan assets” considering non-pecuniary factors (including sustainability) when investing. In November 2022, the DOL released a final rule related to fiduciary requirements for ERISA plan fiduciaries when considering sustainability factors in selecting investments, clarifying that fiduciaries may consider climate change and other factors when they make investment decisions. Main portions of this rule took effect on February 1, 2023. On January 26, 2023, attorneys general of twenty-five states and three private parties filed suit in an attempt to block the rule. In September 2023, a federal district court dismissed the case, ruling in favor of the DOL and its authority to adopt the rule, which decision has been appealed. We cannot predict the outcome of this lawsuit challenging the DOL rule, as well as another pending lawsuit challenging the rule from two Wisconsin-based 401(k) plan participants. While the rule is designed in part to address fiduciary duty-related uncertainties for U.S. pension plans subject to ERISA when investing in funds that have a sustainability component, it is unclear whether the rule will provide sufficient certainty for U.S. pension plans in connection with investment decision-making associated with funds that have a sustainability component.
The European Commission has initiated legislative reforms, which include, without limitation: (a) Regulation 2019/2088 (Sustainable Finance Disclosure Regulation) regarding the introduction of transparency and disclosure obligations for investors, funds and asset managers in relation to sustainability factors, for which most rules took effect beginning in March 2021 and which is currently under review with expected updates in the future; (b) Regulation 2020/852 (Taxonomy Regulation) regarding the introduction of an EU-wide taxonomy of environmentally sustainable activities, which began to take effect in a staggered approach beginning in January 1, 2022; (c) amendments to existing regulations including MiFID II and AIFMD to embed sustainability requirements; and (d) Directive (EU) 2022/2464 (Corporate Sustainability Reporting Directive) regarding corporate sustainability reporting, which directive took effect beginning in January 2023. As a result of these legislative initiatives, we are required to provide additional disclosure to investors in our EU funds and funds marketed in the EU with respect to sustainability matters, depending on the extent to which the fund promotes environmental and / or social characteristics, or adopts as an objective, sustainability. This may expose us to increased disclosure risks, for example due to a lack of available or credible data, and the potential for conflicting disclosures may also expose us to an increased risk of misstatement litigation or misselling allegations. Failure to manage these risks could result in a material adverse effect on our business in a number of ways. In addition, proposed guidelines in the EU, which are expected to be adopted upon entry into force of AIFMD II, would require any fund whose name includes sustainable investing related terminology to have a minimum proportion of at least 80% of its investments used to meet the environmental or social characteristics of the fund, and if the fund has the word “sustainable” or any other term derived from the word “sustainable” in its name, at least 50% of its investments would be required to be in “sustainable investments” as defined under the Sustainable Finance Disclosure Regulation. While these sustainable investing legislative developments at EU level will no longer have legal effect in the U.K. as a result of Brexit, they may, nevertheless, inform the U.K. government’s current developing legislative approach in relation to sustainable investing and the disclosure requirements applicable to our U.K. regulated entities. In November 2023, the U.K. Financial Conduct Authority published final rules on its Sustainable Disclosure Requirements (“SDR”), introducing new rules and guidance for asset managers to make mandatory disclosures at both the manager and product levels, which aim to address potential greenwashing risks through the introduction of sustainable investment labels, disclosure requirements and restrictions on the use of sustainability-related terms in product naming and marketing, as well as through the introduction of disclosures consistent with the recommendations of the Financial Stability Board’s Task Force on Climate-related Financial Disclosures (“TCFD”). The FCA has stated that it intends to further expand the SDR and labelling rules in the future. Further, the U.K. is expected to create U.K. Sustainability Disclosure Standards (“UK SDS”) based on the sustainable disclosure standards developed by the International Sustainability Standards Board (“ISSB”). In the likely event that divergent sustainable investing disclosure obligations arise between the U.S., U.K. and the EU, this may also present an increased compliance risk if we are required to comply with different regulatory standards.
The complexity of the global regulatory framework with respect to Sustainable and Impact investing matters increases the risk that any act or lack thereof with respect to these matters will be perceived negatively by a governmental authority or regulator. A lack of harmonization globally and within jurisdictions in relation to sustainable investing legal and regulatory reform leads to a risk of fragmentation in group level priorities as a result of the different pace of sustainability transition across global jurisdictions. Further, conflicting sustainable investing policies within jurisdictions, such as between federal and some state policies in the U.S., is leading to a complex and fragmented regulatory environment, which may be difficult to navigate. For instance, in recent years, several U.S. states and local governments have enacted (or proposed) rules specifically addressing considerations of sustainable investing factors by state and local government retirement funds. In contrast to the DOL’s rule described above, many of these state rules have taken more aggressive positions, divided between those that are explicitly in favor of sustainable investments and those that are against such investments. This may create conflicts across our global business which could risk inhibiting our future implementation of, and compliance with, rapidly developing standards and requirements. Failure to keep pace with sustainability transition could impact our competitiveness in the market and damage our reputation resulting in a material adverse effect on our business. In addition, failure to comply with applicable legal and regulatory changes in relation to sustainable investing matters may attract increased regulatory scrutiny of our business, and could result in fines and/or other sanctions being levied against us.
We may consider Sustainable Investing and Impact factors in connection with investments for certain of our funds, and certain of our funds are constructed with specific Sustainable Investing or Impact components. Sustainable and Impact investing factors are not universally agreed upon or accepted by investors, and our consideration of these factors or construction of specific Sustainable Investing or Impact funds could attract opposition from certain segments of our existing and potential investor base. Any actual opposition to our consideration of Sustainable Investing or Impact factors could impact our ability to maintain or raise capital for our funds, which may adversely impact our revenues. In addition, if regulators, which are increasingly focused on sustainable investment matters, disagree with the procedures or standards we use for Sustainable and Impact investing, or new regulation or legislation requires a methodology of measuring or disclosing the impact that is different from our current practice, our business and reputation could be adversely affected.
Climate change, climate change-related regulation and sustainability concerns could adversely affect our business and the operations of portfolio companies in which our funds invest, and any actions we take or fail to take in response to such matters could damage our reputation.
We, our funds and our funds’ portfolio companies face risks associated with climate change including risks related to the impact of climate- and sustainability-related legislation and regulation (both domestically and internationally), risks related to technology and climate change-related business trends (such as the process for transitioning to a lower-carbon economy) and risks stemming from the physical impacts of climate change.
New climate change-related rules and regulations or interpretations of existing laws may result in enhanced disclosure obligations, which could negatively affect us, our funds and portfolio companies in which they invest and materially increase the regulatory burden and cost of compliance. For example, developing and acting on sustainability initiatives, and collecting, measuring and reporting sustainable investing-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s proposed climate-related reporting requirements, which would seek to categorize certain types of sustainable investing strategies and require investment funds and advisers to provide disclosure based on the sustainable investing strategies they pursue, the EU’s CSRD and the U.K.’s and other jurisdictions’ expected adoption of the ISSB sustainability disclosure standards, and similar proposals by other non-U.S. regulatory bodies. Further, the SEC proposed rules that, if enacted, would require certain climate-related disclosures by public companies, including disclosure of financed emissions, an extensive and complex category of emissions that is difficult to calculate accurately and for which there is currently no agreed measurement standard or methodology. We may also communicate certain climate-related initiatives, commitments and goals in our SEC filings or other disclosures, which subjects us to additional risks, including the risk of being accused of “greenwashing.”
Certain portfolio companies in which our funds invest operate in sectors that could face transition risk if carbon-related regulations or taxes are implemented. For certain of these portfolio companies, business trends related to climate change may require capital expenditures, product or service redesigns, and changes to operations and supply chains to meet changing customer expectations. While this can create opportunities, not addressing these changed expectations could create business risks for portfolio companies, which could negatively impact the returns in our funds and accounts. Further, advances in climate science may change society’s understanding of sources and magnitudes of negative effects on climate, which could also negatively impact portfolio company financial performance. Further, significant chronic or acute physical effects of climate change, including extreme and more frequent weather events such as hurricanes or floods, can also have an adverse impact on certain portfolio companies and investments, especially those that rely on physical factories, plants or stores located in the affected areas, or that focus on tourism or recreational travel. As the effects of climate change increase, the frequency and impact of weather and climate-related events and conditions could increase as well.
In addition, our reputation may be harmed if certain stakeholders, such as our clients, stockholders or other third parties, believe that we are not adequately or appropriately responding to climate change, including through the way in which we operate our business, the composition of our funds’ and accounts’ existing portfolios, the new investments made by them, or the decisions we make to continue to conduct or change our activities in response to climate change considerations.
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
We cannot predict whether our multi-class structure will result in a lower or more volatile market price of Class A common stock or in adverse publicity or other adverse consequences. Several stockholder advisory firms and large institutional investors oppose the use of multiple-class share structures. As a result, the multi-class structure of our common stock may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure and may result in large institutional investors not purchasing shares of our Class A common stock. Any actions or publications by stockholder advisory firms or institutional investors critical of our corporate governance practices or capital structure could adversely affect the value of our Class A common stock.
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
Because members of our senior management team hold most or all of their economic interest in GCMH directly through holding companies and other vehicles rather than through ownership of shares of our Class A common stock, they could have interests that do not align with, or conflict with, those of the holders of our Class A common stock or with us. For example, members of our senior management team may have different tax positions from those of our company and/or our Class A common stockholders, which could influence their decisions regarding whether and when to enter into certain transactions or dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate the obligations thereunder. In addition, the structuring of future transactions and investments may take into consideration the members’ tax considerations even where no similar benefit would accrue to us.

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
We currently pay dividends to our stockholders, but our ability to do so is subject to the discretion of our board of directors and may be limited by our holding company structure and applicable provisions of Delaware law.
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
We are required to comply with the SEC’s rules implementing Section 302 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports, and we are required to comply with the SEC’s rules implementing Section 404 of the Sarbanes-Oxley Act, which requires management provide an annual management report on the effectiveness of controls over financial reporting. Additionally, we are required to have our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. An adverse report may be issued in the event our independent registered public accounting firm is not satisfied with the level at which our controls are documented, designed or operating.
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
Pursuant to the Stockholders’ Agreement, following the final expiration of the Lock-up Period (as defined there) on November 17, 2023, the voting parties are no longer restricted from selling shares of our Class A common stock held by them or that may be received by them in exchange for Grosvenor common units, our Class C common stock or warrants, as the case may be, other than by applicable securities laws. As such, sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock. As of February 27, 2024, the GCMH Equityholders owned approximately 77% of the Grosvenor common units. As restrictions on resale end and registration statements for the sale of shares of our Class A common stock and warrants by the parties to the Registration Rights Agreement are available for use, the sale or possibility of sale of these shares of Class A common stock and warrants could have the effect of increasing the volatility in the market price of our Class A common stock or warrants, or decreasing the market price itself.
Warrants are exercisable for our Class A common stock, which may increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
As of February 27, 2024, there were 17,684,970 outstanding warrants to purchase 17,684,970 shares of our Class A common stock at an exercise price of $11.50 per share. To the extent such warrants are exercised, additional shares of our Class A common stock will be issued, which will result in dilution to the holders of our Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Class A common stock.
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
Pursuant to our publicly announced stock repurchase plan, as of December 31, 2023 we were authorized to repurchase up to $115 million in the aggregate of our Class A common stock and warrants to purchase our Class A common stock, including through the repurchase of outstanding shares of our Class A common stock and warrants and through a reduction of shares of Class A common stock to be issued to employees to satisfy associated obligations in connection with the settlement of equity-based awards granted under our Amended and Restated 2020 Incentive Award Plan (and any successor equity plan thereto). The timing and amount of any share and warrant repurchases will be determined based on legal requirements, price, market and economic conditions and other factors. This activity could increase (or reduce the size of any decrease in) the market price of our Class A common stock at that time. Additionally, repurchases under our share repurchase program will continue to diminish our cash reserves, which could impact our ability to pursue possible strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our Class A shares could decline. Although our share repurchase program is intended to enhance long-term stockholder value, short-term share price fluctuations could reduce the program’s effectiveness.
During the year ended December 31, 2023, we spent $25.8 million to settle in cash or reduce shares of Class A common stock to be issued to employees in satisfaction of associated tax obligations in connection with the settlement of vested restricted stock units and $4.5 million to repurchase shares of Class A common stock. As of December 31, 2023, $40.2 million remains available under our stock repurchase plan. On February 8, 2024, our board of directors further increased the firm’s existing repurchase authorization by $25 million, from $115 million to $140 million.
The obligations associated with being a public company involve significant expenses and require significant resources and management attention, which may divert from our business operations.
As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires the filing of annual, quarterly and current reports with respect to a public company’s business and financial condition. The Sarbanes-Oxley Act requires, among other things, that a public company establish and maintain effective internal control over financial reporting. As a result, we are incurring, and will continue to incur, significant legal, accounting and other expenses associated with being a public company.
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
General Risk Factors
The market price and trading volume of our securities has been, and may continue to be volatile.
The market price and trading volume of our Class A common stock has been volatile, and may continue to be volatile. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our Class A common stock and warrants in spite of our operating performance. The market price of our Class A common stock and warrants could fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:
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
•adverse market reaction to indebtedness we may incur, securities we may grant under our Amended and Restated 2020 Incentive Award Plan or otherwise, or any other securities we may issue in the future, including shares of Class A common stock;
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
The trading market for our securities is influenced to some extent by the research and reports that industry or financial analysts publish about us and our business. Securities research analysts may establish and publish their own periodic projections for GCMG from time to time. Those projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of these securities research analysts.

Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price could decline. If one or more of these analysts cease coverage of us or fail to publish reports covering us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity and availability of our critical systems and information.
We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) and the Center for Internet Security (CIS) Critical Security Controls. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF and CIS Controls as a guide to help us identify, assess and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational and financial risk areas.
Our cybersecurity risk management program includes:
•risk assessments designed to help identify material cybersecurity risks to our systems, information, products, services and our broader enterprise IT environment;
•a security team principally responsible for managing our (1) cybersecurity risk assessment processes, (2) security controls and (3) response to cybersecurity incidents;
•policies, security technologies and safeguards to fulfill overall NIST CSF program goals and key controls established by the CIS;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security program; this includes penetration testing, and assisting internal audit in assessing the effectiveness of our controls;
•cybersecurity awareness training of our employees, incident response personnel and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for key service providers, suppliers and vendors who have access to our critical systems and information.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations or financial condition. However, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with or effective in protecting our systems and information. Please see the section entitled “Risk Factors –Failure to maintain the security of our information and technology networks, or those of our third-party service providers, or cyber security incidents could harm our reputation and have a material adverse effect on our results of operations, financial condition and cash flow,” for more information.
Cybersecurity Governance
Our board of directors considers cybersecurity risk as part of its risk oversight function and has delegated to the audit committee oversight of cybersecurity and other information technology risks. The audit committee oversees management’s implementation of our cybersecurity risk management program.

The audit committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the audit committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.
The audit committee reports to the full board of directors regarding its risk management activities, including those related to cybersecurity. The full board of directors also receives briefings from management on our cyber risk management program from time to time. Members of the board of directors receive presentations on cybersecurity topics from our Chief Technology Officer, internal security staff or external experts as part of the board of directors’ continuing education on topics that impact public companies.
Our management team, including the Chief Technology Officer and Chief Information Security Officer, are responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our current Chief Technology Officer has over 25 years of cybersecurity experience, including past roles as a Chief Information Security officer and with a leading accounting and professional services firm. Our current Chief Information Security Officer has 20 years of relevant information technology and cybersecurity experience.
Our management team supervises efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.
ITEM 2. PROPERTIES
We do not own any real estate or other physical properties materially important to our operations. The Company has entered into operating lease agreements for office space. We lease office space in various countries around the world and maintain our headquarters in Chicago, Illinois. We lease (the “Lease”) our principal headquarters at 900 N. Michigan Avenue, Suite 1100, Chicago, IL 60611 from 900 North Michigan, LLC, a Delaware limited liability company. The term of the Lease expires September 30, 2026. The Lease provides for monthly rent and payment of operating expenses on a triple-net basis. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we may be a defendant in various lawsuits related to our business. We do not believe that the outcome of any current litigation will have a material effect on our consolidated statements of financial condition or statements of income.
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
Holders of Record
As of February 27, 2024, there were approximately 42,996,776 shares of our Class A common stock outstanding and 17,684,970 warrants to purchase our Class A common stock outstanding, with 1 and 2 holders of record of our Class A common stock and warrants, respectively. The number of record holders does not include persons who held shares of our Class A common stock in nominee or “street name” accounts through brokers.
Dividend Policy
On February 8, 2024, the Company declared a quarterly dividend of $0.11 per share of Class A common stock to record holders as of the close of business on March 1, 2024. The payment date will be March 15, 2024.
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

Issuer Purchases of Equity Securities
On August 6, 2021, GCMG’s Board of Directors authorized a stock repurchase plan which may be used to repurchase shares of our outstanding Class A common stock and warrants to purchase shares of Class A common stock, as well as to retire (by cash settlement or the payment of tax withholding amounts upon net settlement) equity-based awards granted under our 2020 Incentive Award Plan (and any successor plan thereto). GCMG’s Board of Directors has made subsequent increases to its stock repurchase authorization for shares and warrants. As of December 31, 2022, the total authorization was $90.0 million, excluding fees and expenses. On August 8, 2023, GCM Grosvenor’s Board of Directors increased the firm’s existing repurchase authorization by $25 million, from $90 million to $115 million. On February 8, 2024, GCM Grosvenor’s Board of Directors further increased the firm’s existing repurchase authorization by $25 million, from $115 million to $140 million.
During the three months ended December 31, 2023, we did not purchase any shares of Class A common stock or warrants to purchase shares of Class A Common stock. See Note 8 of our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K
Stock Performance Graph
The following graph depicts the total return to stockholders from the closing price on November 18, 2020 (the date our Class A common stock began trading on Nasdaq) through December 31, 2023, relative to the performance of S&P 500 and S&P Composite 1500 Financials. The graph assumes $100 invested on November 18, 2020, and dividends reinvested in the security or index.
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
This section of the Annual Report on Form 10-K discusses activity as of and for the years ended December 31, 2023 and 2022. For discussion on activity for the year ended December 31, 2021 and period-over-period analysis on results for the year ended December 31, 2022 to 2021, refer to Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 23, 2023.
Overview
We are a leading alternative asset management solutions provider that invests across all major alternative investment strategies. We invest on a primary basis and through direct-oriented strategies, which we define as secondaries, co-investments, direct investments and seed investments. We operate customized separate accounts and commingled funds. We collaborate with our clients to invest on their behalf across the private and public markets, either through portfolios customized to meet a client’s specific objectives or through specialized commingled funds that are developed to meet broad market demands for strategies and risk-return objectives.
We operate at scale across the full range of private markets and absolute return strategies. Private markets and absolute return strategies are primarily defined by the liquidity of the underlying securities purchased, the length of the client commitment, and the form and timing of incentive fees. For private markets strategies, clients generally commit to invest over a three-year time period and have an expected duration of seven years or more. In private markets strategies, carried interest is typically based on realized gains on liquidation of the investment. For absolute return strategies, the securities tend to be more liquid, clients have the ability to redeem assets more regularly, and performance fees can be earned on an annual basis. We offer the following investment strategies:
•Private Equity
•Infrastructure
•Real Estate
•Absolute Return Strategies
•Alternative Credit
•Sustainable and Impact Investing
Our clients include large, sophisticated, global institutional investors who rely on our investment expertise and differentiated investment access to navigate the alternatives market, but also include a growing individual investor client base. As one of the pioneers of the customized separate account solutions, we are equipped to provide investment services to clients with a wide variety of needs, internal resources and investment objectives, and our client relationships are deep and frequently span decades.
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
Our ability to realize investments.
Challenging market and economic conditions may adversely affect our ability to exit and realize value from our investments and we may not be able to find suitable investments in which to effectively deploy capital. During periods of adverse economic conditions, such as current geopolitical turmoil abroad and elevated inflation and interest rates, our funds may have difficulty accessing financial markets, which could make it more difficult to obtain funding for additional investments and impact our ability to successfully exit positions in a timely manner. A general market downturn, a recession or a specific market dislocation may result in lower investment returns for our funds, which would adversely affect our revenues.
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
Our ability to generate competitive returns.
The ability to attract and retain clients is partially dependent on returns we are able to deliver versus client objectives, our peers and industry benchmarks. The capital we are able to attract drives the growth of our assets under management and the management and incentive fees we earn. Similarly, in order to maintain our desired fee structure in a competitive environment, we must be able to continue to provide clients with investment returns and service that incentivize our investors to pay our desired fee rates.
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

GCM V, LLC (“GCM V”)(1)
Public Stockholders
Class C Common Stock(2)
Economic: 0%
Voting: ~75%
Class A Common Stock(2) and Warrants for Class A Common Stock(3)
Economic: ~100%
Voting: ~25%
GCM Grosvenor Inc. (“GCMG”)
Warrants for Class A Common Stock(3)
Sole Member
100% Economic and Voting
GCMH Equityholders(4)
GCM Grosvenor Holdings, LLC (“IntermediateCo”)
Limited Partners
Common Units(5)
Economic: ~78%
Voting: 0%
General Partner
Common Units(5) and Warrants for Common Units
Economic: ~23%
Voting: 100%
GCM Grosvenor Operating Businesses
Grosvenor Capital Management Holdings, LLLP and its Subsidiaries

Note: The diagram depicts a simplified version of our structure and does not include all legal entities in our structure. Approximate ownership percentages are as of February 27, 2024.

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
We provided investment management / advisory services on assets of $76.9 billion, $73.7 billion and $72.1 billion as of December 31, 2023, 2022 and 2021, respectively.
Fund expense reimbursement revenue
We incur certain costs, primarily related to accounting, client reporting, investment-decision making and treasury-related expenditures, for which we receive reimbursement from the GCM Funds in connection with our performance obligations to provide investment management services. We concluded that we control the services provided and resources used before they are transferred to the customer, and therefore we act as a principal. Accordingly, the reimbursement for these costs incurred by us are presented on a gross basis within management fees. Expense reimbursements are recognized at a point in time, in the periods during which the related expenses are incurred and the reimbursements are contractually earned.
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
Agreements generally include a clawback provision that, if triggered, would require us to return up to the cumulative amount of carried interest distributed, typically net of tax, upon liquidation of those funds, if the aggregate amount paid as carried interest exceeds the amount actually due based upon the aggregate performance of each fund. We have defined the portion to be deferred as the amount of carried interest, typically net of tax, that we would be required to return if all remaining investments had no value as of the end of each reporting period. As of December 31, 2023, deferred revenue relating to constrained realized carried interest was approximately $5.6 million.
Assets under management that are subject to carried interest, excluding investments of the firm and our professionals from which we generally do not earn incentive fees, were approximately $43.3 billion as of December 31, 2023.
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
Assets under management that are subject to performance fees, excluding investments of the firm and our professionals from which we generally do not earn incentive fees, were approximately $12.8 billion as of December 31, 2023.
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
General, Administrative and Other
General, administrative and other consists primarily of professional fees, travel and related expenses, IT operations, communications and information services, occupancy, fund expenses, depreciation and amortization, and other costs associated with our operations.
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
Provision for Income Taxes
We are a corporation for U.S. federal income tax purposes and therefore are subject to U.S. federal and state income taxes on our share of taxable income generated by the Company and its subsidiaries. GCMH is treated as a pass-through entity for U.S. federal and state income tax purposes. As such, income generated by GCMH flows through to its partners, and is generally not subject to U.S. federal or state income tax at the partnership level. Our non-U.S. subsidiaries generally operate as corporate entities in non-U.S. jurisdictions, with certain of these entities subject to local or non-U.S. income taxes. The tax liability with respect to income attributable to noncontrolling interests in GCMH is borne by the holders of such noncontrolling interests.
Net Income (Loss) Attributable to Noncontrolling Interests
Net income attributable to redeemable noncontrolling interest related to certain limited partnership interests that were subject to redemptions by third-party investors. As these interests were redeemable upon the occurrence of an event that is not solely within the control of the Company, amounts relating to third-party interests in such consolidated entities were classified within the mezzanine section of the Consolidated Statements of Financial Condition as redeemable noncontrolling interest. There was no remaining redeemable noncontrolling interest following the exercise of the Mosaic call right on July 2, 2021, as further described in Note 3 of our Consolidated Financial Statements included elsewhere in Part II, Item 8 of this Annual Report on Form 10-K.
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

Results of Operations
The following is a discussion of our consolidated results of operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022. This information is derived from our accompanying Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Revenues
Management fees	$375,444	$367,242	$351,216
Incentive fees	64,903	75,167	173,853
Other operating income	4,652	4,121	6,523
Total operating revenues	444,999	446,530	531,592

Expenses
Employee compensation and benefits	356,044	277,311	333,837
General, administrative and other	100,801	88,907	88,351
Total operating expenses	456,845	366,218	422,188
Operating income (loss)	(11,846)	80,312	109,404
Investment income	11,640	10,108	52,495
Interest expense	(23,745)	(23,314)	(20,084)
Other income	1,008	1,436	3,394
Change in fair value of warrant liabilities	1,429	20,551	7,853
Net other income (expense)	(9,668)	8,781	43,658
Income (loss) before income taxes	(21,514)	89,093	153,062
Provision for income taxes	7,692	9,611	10,993
Net income (loss)	(29,206)	79,482	142,069
Less: Net income attributable to redeemable noncontrolling interest	—	—	19,827
Less: Net income attributable to noncontrolling interests in subsidiaries	5,033	6,823	36,912
Less: Net income (loss) attributable to noncontrolling interests in GCMH	(47,013)	52,839	63,848
Net income attributable to GCM Grosvenor Inc.	$12,774	$19,820	$21,482
Revenues

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Private markets strategies	$214,338	$197,267	$175,447
Absolute return strategies	146,550	159,134	165,397
Fund expense reimbursement revenue	14,556	10,841	10,372
Total management fees	375,444	367,242	351,216
Incentive fees	64,903	75,167	173,853
Administrative fees	3,570	3,184	5,111
Other	1,082	937	1,412
Total other operating income	4,652	4,121	6,523
Total operating revenues	$444,999	$446,530	$531,592
Management fees increased $8.2 million, or 2%, to $375.4 million, for the year ended December 31, 2023 compared to the year ended December 31, 2022. Private market strategies fees increased $17.1 million, or 9%, due to a $7.8 million increase in fees related to private markets strategies specialized funds and a $9.3 million increase in fees related to private markets strategies customized separate accounts, both as a result of capital raising and deployment. A decrease of $3.0 million in catch-up management fees in the year ended December 31, 2023 as compared to the year ended December 31, 2022 partially offset the increase in private markets strategies customized separate accounts management fees. Fund expense reimbursement revenue increased $3.7 million, or 34%, to $14.6 million. These increases in private market strategies management fees were partially offset by a decrease of $12.6 million, or 8%, in absolute return strategies fees, driven by lower FPAUM as a result of net withdrawals throughout the years ended December 31, 2023 and 2022 and lower investment performance in 2022.
Incentive fees consisted of carried interest and performance fees. Carried interest decreased $23.0 million, or 32%, to $49.6 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to lower distributions from investments and lower carry realizations during the year ended December 31, 2023. Performance fees increased $12.7 million, to $15.3 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase in performance fees was primarily due to higher returns for absolute return strategies funds during the year ended December 31, 2023 as compared to the year ended December 31, 2022.
Expenses
Employee Compensation and Benefits

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Cash-based employee compensation and benefits	$156,153	$160,522	$162,901
Equity-based compensation	50,667	30,721	44,190
Partnership interest-based compensation	103,934	31,811	27,671
Carried interest compensation	28,505	41,920	67,773
Cash-based incentive fee related compensation	15,628	11,001	28,002
Other non-cash compensation	1,157	1,336	3,300
Total employee compensation and benefits	$356,044	$277,311	$333,837
Employee compensation and benefits increased $78.7 million, or 28%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The overall increase was primarily driven by increases in partnership interest-based compensation and equity-based compensation, partially offset by a decrease in carried interest compensation. Partnership interest-based compensation increased $72.1 million in the year ended December 31, 2023 compared to the year ended December 31, 2022 due to expense recorded for and subsequent amortization of the Holdings Awards (as further described in Note 12 in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K) and the amortization of expense for awards granted to employees in the fourth quarter of 2022. Equity-based compensation increased $19.9 million, or 65%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to increases in awards granted and vested during the year ended December 31, 2023. Carried interest compensation decreased $13.4 million, or 32%, for the year ended December 31, 2023 compared to the year ended December 31, 2022 due to lower realized carried interest during the year ended December 31, 2023. Cash-based incentive fee related compensation increased $4.6 million, or 42%, due to higher performance fees during the year ended December 31, 2023.
General, Administrative and Other
General, administrative and other increased $11.9 million, or 13%, to $100.8 million, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The overall increase was primarily driven by increases in professional fees of $4.1 million, in travel related costs of $2.6 million due to the continued return of business travel, and in reimbursable expenses incurred on behalf of funds.
Net Other Income (Expense)
Investment income increased to $11.6 million for the year ended December 31, 2023 compared to investment income of $10.1 million for the year ended December 31, 2022, primarily due to the change in value of private and public market investments.

Interest expense increased $0.4 million, or 2%, to $23.7 million, for the year ended December 31, 2023 compared to the year ended December 31, 2022, due to a higher effective interest rates on both the hedged and unhedged portions of the Term Loan Facility principal amount outstanding during the year ended December 31, 2023, largely offset by a change in the amount of the amortization of realized gains or losses on interest rate swaps that initially qualified for hedge accounting and were subsequently terminated.
Other income was $1.0 million for the year ended December 31, 2023 compared to other income of $1.4 million for the year ended December 31, 2022.
Change in fair value of warrant liabilities of $1.4 million for the year ended December 31, 2023 was due to a decrease in the fair value of the warrants from December 31, 2022 to December 31, 2023.
Provision for Income Taxes
The Company’s effective tax rate was (36)% and 11% for the years ended December 31, 2023 and 2022, respectively. The primary factors impacting the effective tax rate are the allocation of income (loss) to noncontrolling interest as well as state and foreign income taxes paid at the partnership level that are included in income tax expenses but are partially eliminated in consolidation through noncontrolling interest.
Net Income (Loss) Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests in subsidiaries was $5.0 million and $6.8 million for the years ended December 31, 2023 and 2022, respectively. The decrease was primarily attributable to a decrease in income generated by our consolidated subsidiaries not wholly owned by the Company.
Net income (loss) attributable to noncontrolling interests in GCMH was $(47.0) million and $52.8 million for the years ended December 31, 2023 and 2022, respectively. The decrease was primarily attributable to an increase in partnership-interest based compensation as described above, which was fully allocated to noncontrolling interests in GCMH, and underlying performance of GCMH.
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

	Private Markets Strategies	Absolute Return Strategies	Total
Fee-paying AUM	(in millions)
Balance as of December 31, 2021	$33,080	$25,575	$58,655
Contributions	5,859	571	6,430
Withdrawals	(167)	(2,464)	(2,631)
Distributions	(1,436)	(31)	(1,467)
Change in market value	(85)	(1,562)	(1,647)
Foreign exchange and other	(375)	(109)	(484)
Balance as of December 31, 2022	$36,876	$21,980	$58,856
Contributions	4,485	497	4,982
Withdrawals	(205)	(2,365)	(2,570)
Distributions	(1,006)	(167)	(1,173)
Change in market value	239	1,583	1,822
Foreign exchange and other	(120)	(114)	(234)
Balance as of December 31, 2023	$40,269	$21,414	$61,683
Contracted, not yet fee-paying AUM (“CNYFPAUM”) represents limited partner commitments which are expected to be invested and begin charging fees over the ensuing five years.

	As of December 31,
	2023	2022	2021
	(in millions)
Contracted, not yet Fee-Paying AUM	$7,304	$7,603	$7,683
AUM	$76,908	$73,667	$72,130
Of the $7.3 billion CNYFPAUM as of December 31, 2023, approximately $2.7 billion is subject to an agreed upon fee ramp in schedule. The ramp in schedule will result in management fees being charged on approximately $0.9 billion, $0.7 billion and $1.1 billion of such amount beginning in 2024, in 2025 and in 2026 and beyond, respectively. Management fees will be charged on the remaining approximately $4.6 billion of CNYFPAUM as such capital is invested, which will depend on a number of factors, including the availability of eligible investment opportunities.
Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
FPAUM increased $2.8 billion, or 5%, to $61.7 billion during the year ended December 31, 2023 primarily due to $5.0 billion of contributions and a $1.8 billion increase in market value, partially offset by $2.6 billion and $1.2 billion of withdrawals and distributions, respectively.
•Private markets strategies FPAUM increased $3.4 billion, or 9%, to $40.3 billion during the year ended December 31, 2023 primarily due to $4.5 billion of contributions, partially offset by $1.0 billion of distributions.
•Absolute return strategies FPAUM decreased $0.6 billion, or 3%, to $21.4 billion during the year ended December 31, 2023 primarily due to $2.4 billion of withdrawals, partially offset by a $1.6 billion increase in market value and $0.5 billion of contributions.
CNYFPAUM decreased $0.3 billion, or 4%, to $7.3 billion during the year ended December 31, 2023 due to CNYFPAUM that became FPAUM during the period, net of closing of new commitments.
AUM increased $3.2 billion, or 4%, to $76.9 billion during the year ended December 31, 2023, primarily driven by the $2.8 billion increase in FPAUM, as well as mark to market increases that do not impact FPAUM.

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
Summary of Non-GAAP Financial Measures

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Revenues
Private markets strategies	$214,338	$197,267	$175,447
Absolute return strategies	146,550	159,134	165,397
Management fees, net (1)	360,888	356,401	340,844
Administrative fees and other operating income	4,652	4,121	6,523
Fee-Related Revenue	365,540	360,522	347,367
Less:
Cash-based employee compensation and benefits, net (2)	(149,327)	(158,875)	(159,791)
General, administrative and other, net (1,3)	(76,271)	(73,134)	(67,175)
Fee-Related Earnings	139,942	128,513	120,401
Incentive fees:
Performance fees	15,313	2,623	51,947
Carried interest	49,590	72,544	121,906
Incentive fee related compensation and NCI:
Cash-based incentive fee related compensation	(15,628)	(11,001)	(28,002)
Carried interest compensation, net (4)	(28,553)	(41,868)	(69,079)
Carried interest attributable to noncontrolling interests	(5,095)	(8,411)	(21,304)
Realized investment income, net of amount attributable to noncontrolling interests in subsidiaries (5)	3,103	4,699	1,496
Interest income	2,021	787	18
Other (income) expense	109	(79)	60
Depreciation	1,383	1,540	1,688
Adjusted EBITDA	162,185	149,347	179,131
Depreciation	(1,383)	(1,540)	(1,688)
Interest expense	(23,745)	(23,314)	(20,084)
Adjusted Pre-Tax Income	137,057	124,493	157,359
Adjusted income taxes (6)	(33,853)	(30,127)	(38,553)
Adjusted Net Income	$103,204	$94,366	$118,806
____________
(1)Excludes fund reimbursement revenue of $14.6 million, $10.8 million and $10.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(2)Excludes severance expense of $6.8 million, $1.6 million and $3.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(3)Excludes amortization of intangibles of $1.3 million, $2.3 million and $2.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. Also excludes completed and contemplated corporate transaction-related costs of $6.4 million, $2.1 million and $7.8 million for the years ended December 31, 2023, 2022 and 2021, respectively, and non-core expenses of $2.2 million, $0.6 million and $0.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. Non-core expenses includes New York office relocation costs of $1.2 million for the year ended December 31, 2023.
(4)Excludes the impact of non-cash carried interest compensation of $1.3 million for the year ended December 31, 2021. The net non-cash carried interest compensation for each of the years ended December 31, 2023 and 2022 was de minimis.
(5)Investment income or loss is generally realized when the Company redeems all or a portion of its investment or when the Company receives or is due cash, such as from dividends or distributions. Amounts were de minimis for periods prior to the Mosaic repurchase on July 2, 2021.
(6)Represents corporate income taxes at a blended statutory effective tax rates of 24.7%, 24.2% and 24.5% applied to Adjusted Pre-Tax Income for the years ended December 31, 2023, 2022 and 2021, respectively. The 24.7%, 24.2% and 24.5% are based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 3.7%, 3.2% and 3.5%, respectively.
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
The following table shows reconciliations of incentive fees to net incentive fees attributable to GCM Grosvenor for the years ended December 31, 2023, 2022 and 2021, respectively:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Incentive fees:
Performance fees	$15,313	$2,623	$51,947
Carried interest	49,590	72,544	121,906
Less incentive fees contractually owed to others:
Cash carried interest compensation	(28,505)	(41,920)	(67,773)
Non-cash carried interest compensation	(48)	52	(1,306)
Carried interest attributable to redeemable noncontrolling interest holder	—	—	(8,059)
Carried interest attributable to other noncontrolling interest holders	(5,095)	(8,411)	(13,245)
Firm share of incentive fees(1)	31,255	24,888	83,470
Less: Cash-based incentive fee related compensation	(15,628)	(11,001)	(28,002)
Net Incentive Fees Attributable to GCM Grosvenor	$15,627	$13,887	$55,468
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
The following table shows reconciliations of net income attributable to GCM Grosvenor Inc. and Adjusted Pre-Tax Income, Adjusted Net Income and Adjusted EBITDA for the years ended December 31, 2023, 2022 and 2021, respectively:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Adjusted Pre-Tax Income & Adjusted Net Income
Net income attributable to GCM Grosvenor Inc.	$12,774	$19,820	$21,482
Plus:
Net income (loss) attributable to noncontrolling interests in GCMH	(47,013)	52,839	63,848
Provision for income taxes	7,692	9,611	10,993
Change in fair value of derivatives	—	—	(1,934)
Change in fair value of warrants	(1,429)	(20,551)	(7,853)
Amortization expense	1,313	2,316	2,332
Severance	6,826	1,647	3,110
Transaction expenses (1)	6,445	2,051	7,827
Loss on extinguishment of debt	—	—	675
Changes in TRA liability and other (2)	3,048	(241)	(1,372)
Partnership interest-based compensation	103,934	31,811	27,671
Equity-based compensation	50,667	30,721	44,190
Other non-cash compensation	1,157	1,336	3,300
Less:
Unrealized investment income, net of noncontrolling interests	(8,309)	(6,919)	(15,604)
Non-cash carried interest compensation	(48)	52	(1,306)
Adjusted Pre-Tax Income	137,057	124,493	157,359
Less:
Adjusted income taxes (3)	(33,853)	(30,127)	(38,553)
Adjusted Net Income	$103,204	$94,366	$118,806

Adjusted EBITDA
Adjusted Net Income	$103,204	$94,366	$118,806
Plus:
Adjusted income taxes (3)	33,853	30,127	38,553
Depreciation expense	1,383	1,540	1,688
Interest expense	23,745	23,314	20,084
Adjusted EBITDA	$162,185	$149,347	$179,131
____________
(1)Represents 2023 and 2022 expenses related to contemplated corporate transactions and 2021 expenses related to a debt offering, other contemplated corporate transactions and other public company transition expenses.
(2)For the year ended December 31, 2021, includes $1.3 million that was recognized as other income related to the disgorgement of statutory short-swing “profits” from a holder of our Class A common stock. For the year ended December 31, 2023 includes $1.2 million related to New York office relocation costs.
(3)Represents corporate income taxes at a blended statutory effective tax rates of 24.7%, 24.2% and 24.5% applied to Adjusted Pre-Tax Income for the years ended December 31, 2023, 2022 and 2021, respectively. The 24.7%, 24.2% and 24.5% are based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 3.7%, 3.2% and 3.5%, respectively.

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
The following table shows a reconciliation of diluted weighted-average shares of Class A common stock outstanding to adjusted shares outstanding used in the computation of adjusted net income per share for the years ended December 31, 2023, 2022 and 2021, respectively.

	Year Ended December 31,
$000, except per share amounts	2023	2022	2021
	(in thousands, except share and per share amounts)
Adjusted Net Income Per Share
Adjusted Net Income	$103,204	$94,366	$118,806

Weighted-average shares of Class A common stock outstanding - basic	43,198,517	43,872,300	43,765,651
Exercise of private warrants - incremental shares under the treasury stock method	—	—	90,062
Exercise of public warrants - incremental shares under the treasury stock method	—	—	691,396
Exchange of partnership units	144,235,246	144,235,246	144,235,246
Assumed vesting of RSUs - incremental shares under the treasury stock method	—	460,446	277,019
Weighted-average shares of Class A common stock outstanding - diluted	187,433,763	188,567,992	189,059,374
Effect of RSU’s, if antidilutive for GAAP	808,716	—	—
Adjusted shares - diluted	188,242,479	188,567,992	189,059,374

Adjusted Net Income Per Share - Diluted	$0.55	$0.50	$0.63
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
The following table shows reconciliations of Total Operating Revenues to Fee-Related Revenue for the years ended December 31, 2023, 2022 and 2021, respectively:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Fee-Related Revenue
Total Operating Revenues	$444,999	$446,530	$531,592
Less:
Incentive fees	(64,903)	(75,167)	(173,853)
Fund reimbursement revenue	(14,556)	(10,841)	(10,372)
Fee-Related Revenue	$365,540	$360,522	$347,367
The following table shows reconciliations of Adjusted EBITDA to Fee-Related Earnings for the years ended December 31, 2023, 2022 and 2021, respectively:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Adjusted EBITDA	$162,185	$149,347	$179,131
Less:
Incentive fees	(64,903)	(75,167)	(173,853)
Depreciation expense	(1,383)	(1,540)	(1,688)
Other non-operating expense	(2,130)	(708)	(78)
Realized investment income, net of amount attributable to noncontrolling interests in subsidiaries (1)	(3,103)	(4,699)	(1,496)
Plus:
Incentive fee-related compensation	44,181	52,869	97,081
Carried interest attributable to redeemable noncontrolling interest holder	—	—	8,059
Carried interest attributable to other noncontrolling interest holders, net	5,095	8,411	13,245
Fee-Related Earnings	$139,942	$128,513	$120,401
____________
(1)Investment income or loss is generally realized when the Company redeems all or a portion of its investment or when the Company receives or is due cash, such as a from dividends or distributions. Amounts were de minimis for periods prior to the Mosaic repurchase on July 2, 2021.
Liquidity and Capital Resources
We have historically financed our operations and working capital through net cash provided by operating activities and borrowings under our Term Loan Facility and Revolving Credit Facility (each as defined below). As of December 31, 2023, we had $44.4 million of cash and cash equivalents and available borrowing capacity of $50.0 million under our Revolving Credit Facility. On July 29, 2022, the SEC declared effective our Registration Statement on Form S-3, pursuant to which the Company may issue a combination of securities described in the prospectus in one or more offerings from time to time. Our primary cash needs are to fund working capital requirements, invest in growing our business, make investments in GCM Funds, make scheduled principal payments and interest payments on our outstanding indebtedness, pay dividends to holders of our Class A common stock, and pay tax distributions to members. Additionally, as a result of the Transaction, we need cash to make payments under the Tax Receivable Agreement. We expect that our cash flow from operations, current cash and cash equivalents and available borrowing capacity under our Revolving Credit Facility will be sufficient to fund our operations and planned capital expenditures and to service our debt obligations for the next twelve months and the foreseeable future.
We are required to maintain minimum net capital balances for regulatory purposes for certain of our foreign subsidiaries as well as our U.S. broker-dealer subsidiary. These net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of December 31, 2023 we are in compliance with these regulatory requirements.

Cash Flows

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net cash provided by operating activities	$92,065	$216,513	$178,803
Net cash used in investing activities	(18,840)	(10,073)	(28,114)
Net cash used in financing activities	(113,662)	(215,067)	(251,274)
Effect of exchange rate changes on cash	(372)	(2,395)	(1,376)
Net decrease in cash and cash equivalents	$(40,809)	$(11,022)	$(101,961)
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
Net cash provided by operating activities was $92.1 million and $216.5 million for the years ended December 31, 2023 and 2022, respectively. These operating cash flows were primarily driven by:
•net income of $93.3 million and $125.6 million for the years ended December 31, 2023 and 2022, respectively, after adjusting for $122.6 million and $46.1 million of net non-cash activities, respectively;
•a decrease in working capital of $(11.8) million during the year ended December 31, 2023, as compared to an increase in working capital of $28.8 million during the year ended December 31, 2022, largely due to higher receipts of incentive fees in the year ended December 31, 2022, partially offset by lower payments for cash-based compensation in the year ended December 31, 2023;
•proceeds received from investments of $10.5 million and $21.8 million for the years ended December 31, 2023 and 2022, respectively; and
•proceeds received for terminated interest rate derivatives of $40.3 million in the year ended December 31, 2022.
Net Cash Used in Investing Activities
Net cash used in investing activities was $(18.8) million and $(10.1) million for the years ended December 31, 2023 and 2022, respectively. These investing cash flows were driven by:
•purchases of premises and equipment of $(3.8) million and $(0.8) million during the years ended December 31, 2023 and 2022, respectively; and
•contributions/subscriptions to investments of $(27.6) million and $(29.4) million during the years ended December 31, 2023 and 2022, respectively; partially offset by
•distributions received from investments of $12.6 million and $20.1 million during the years ended December 31, 2023 and 2022, respectively.
Net Cash Used in Financing Activities
Net cash used in financing activities was $(113.7) million and $(215.1) million, for the years ended December 31, 2023 and 2022, respectively. These financing cash flows were driven by:
•capital contributions received from noncontrolling interest holders of $2.3 million and $1.8 million during the years ended December 31, 2023 and 2022, respectively;
•capital distributions paid to partners and member of $(58.3) million and $(118.3) million during the years ended December 31, 2023 and 2022, respectively;
•capital distributions paid to noncontrolling interest holders of $(15.4) million and $(37.4) million during the years ended December 31, 2023 and 2022 respectively;

•principal payments on the Term Loan Facility of $(4.0) million during each of the years ended December 31, 2023 and 2022;
•payments to repurchase Class A common stock of $(4.5) million and $(26.4) million during the years ended December 31, 2023 and 2022, respectively;
•payments to repurchase warrants of $(2.6) million during the year ended December 31, 2022;
•the settlement of equity-based compensation to satisfy withholding tax requirements of $(10.2) million and $(6.4) million during the years ended December 31, 2023 and 2022, respectively;
•dividends paid of $(20.3) million and $(18.4) million during the years ended December 31, 2023 and 2022, respectively; and
•payments to related parties, pursuant to tax receivable agreement of $(3.2) million and $(3.3) million during the years ended December 31, 2023 and 2022.
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
On June 23, 2021, the Company further amended its Term Loan Facility to increase the aggregate principal amount from $290.0 million to $400.0 million. On June 29, 2023, the Company entered into Amendment No. 7 to the Credit Agreement to incorporate changes for the contemplated transition to the Term Secured Overnight Financing Rate (“Term SOFR”), and on July 1, 2023, in conjunction with a Benchmark Transition Event, the interest rate defaulted to the Term SOFR plus a Benchmark Replacement Adjustment as recommended by the Relevant Governmental Body (all terms as defined in the Amended Credit Agreement). As of December 31, 2023, GCMH had borrowings of $389.0 million outstanding under the Term Loan Facility and no outstanding balance under the Revolving Credit Facility. As of December 31, 2023, we had available borrowing capacity of $50.0 million under our Revolving Credit Facility.
See Note 14 of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a summary of our outstanding indebtedness.
The terms of the Company’s current debt instruments contain covenants that may restrict the Company and its subsidiaries from paying distributions to its members. As a holding company, we are dependent upon the ability of GCMH to make distributions to its members, including us. However, the ability of GCMH to make such distributions is subject to its operating results, cash requirements and financial condition, restrictive covenants in our debt instruments and applicable Delaware law. These restrictions include restrictions on the payment of distributions whenever the payment of such distributions would cause GCMH to no longer be in compliance with any of its financial covenants under the Term Loan Facility. Absent an event of default under the Credit Agreement governing the terms of the Term Loan Facility, GCMH may make unlimited distributions when the Total Leverage Ratio (as defined in the Credit Agreement) is below 2.75x. As of December 31, 2023, the Total Leverage Ratio was below 2.75x and the Company was in compliance with all financial covenants.
See Note 15 of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a summary of our interest rate derivatives to hedge interest rate risk related to the Company’s outstanding indebtedness. Effective November 1, 2022, the Company terminated the existing interest rate derivatives and received $40.3 million of cash for the fair market value of the swaps at termination. Also effective on November 1, 2022, the Company entered into a swap agreement to hedge interest rate risk related the outstanding indebtedness that has a notional amount of $300 million and a fixed rate of 4.37%.
Dividend Policy
We are a holding company with no material assets other than our indirect ownership of equity interests in GCMH and certain deferred tax assets. As such, we do not have any independent means of generating revenue. However, management of GCM Grosvenor expects to cause GCMH to make distributions to its members, including us, in an amount at least sufficient to allow us to pay all applicable taxes, to make payments under the Tax Receivable Agreement, and to pay our corporate and other overhead expenses. On February 8, 2024, we declared a quarterly dividend of $0.11 per share of Class A common stock to record holders as of the close of business on March 1, 2024. The payment date will be March 15, 2024. The payment of cash dividends on shares of our Class A common stock in the future, in this amount or otherwise, will be within the discretion of GCMG’s Board of Directors at such time.
Stock Repurchase Plan
On August 6, 2021, GCMG’s Board of Directors authorized a stock repurchase plan which may be used to repurchase the Company’s outstanding Class A common stock and warrants to purchase Class A common stock. Our Class A common stock and warrants may be repurchased from time to time in open market transactions, in privately negotiated transactions, including with employees or otherwise, pursuant to the requirements of Rule 10b5-1 and Rule 10b-18 of the Exchange Act, as well as to retire (by cash settlement or the payment of tax withholding amounts upon net settlement) equity-based awards granted under our 2020 Incentive Award Plan, as amended and restated (and any successor plan thereto), with the terms and conditions of these repurchases depending on legal requirements, price, market and economic conditions and other factors. We are not obligated under the terms of the program to repurchase any of our Class A common stock or warrants, the program has no expiration date and we may suspend or terminate the program at any time without prior notice. Any shares of Class A common stock and any warrants repurchased as part of this program will be canceled. GCMG’s Board of Directors has made subsequent increases to its stock repurchase authorization for shares and warrants. As of December 31, 2022, the total authorization was $90 million, excluding fees and expenses. On August 8, 2023, GCM Grosvenor's Board of Directors increased the firm’s existing share repurchase authorization by $25 million, from $90 million to $115 million.
For the years ended December 31, 2023 and 2022, we spent $25.8 million and $6.4 million, respectively, to reduce Class A shares to be issued to employees to satisfy tax obligations in connection with the settlement of RSUs; and $4.5 million and $26.4 million, respectively, to repurchase shares of Class A common stock. For the year ended December 31, 2022, we also spent $2.6 million to repurchase the Company’s outstanding warrants to purchase Class A common stock. As of December 31, 2023, $40.2 million remained available under our stock repurchase plan.
On February 8, 2024, GCM Grosvenor’s Board of Directors further increased the firm’s existing repurchase authorization by $25 million, from $115 million to $140 million.
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
Tax Receivable Agreement
Exchanges of Grosvenor common units by limited partners of GCMH will result in increases in the tax basis in our share of the assets of GCMH and its subsidiaries that otherwise would not have been available. These increases in tax basis are expected to increase our depreciation and amortization deductions and create other tax benefits, and therefore may reduce the amount of tax that we would otherwise be required to pay in the future. The Tax Receivable Agreement requires us to pay 85% of the amount of these and certain other tax benefits, if any, that we realize (or are deemed to realize in certain circumstances) to the TRA Parties. As of December 31, 2023, the amount payable to related parties pursuant to the Tax Receivable Agreement was $53.8 million.

Contractual Obligations, Commitments and Contingencies
The following table represents our contractual obligations as of December 31, 2023, aggregated by type:

	Contractual Obligations
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	(in thousands)
Operating leases	$75,259	$4,349	$13,241	$8,002	$49,667
Debt obligations (1)	389,000	4,000	8,000	377,000	—
Interest on debt obligations (2)	127,822	31,370	61,599	34,853	—
Capital commitments to our investments (3)	85,622	85,622	—	—	—
Total	$677,703	$125,341	$82,840	$419,855	$49,667
____________
(1)Represents scheduled debt obligation payments under our Term Loan Facility.
(2)Represents interest to be paid on our debt obligations. The interest payments are calculated using the interest rate of 8.0% on our Term Loan Facility in effect as of December 31, 2023 and exclude the impact of interest rate hedges.
(3)Represents general partner capital funding commitments to several of the GCM Funds. These amounts are generally due on demand and are therefore presented in the less than one-year category, however, based on historical precedent, are likely to be due over a substantially longer period of time.
The table above does not include payments that we are obligated to make under the Tax Receivable Agreement, as the actual timing and amount of any payments that may be made under the Tax Receivable Agreement are unknown at this time and will vary based on a number of factors. However, we expect that the payments that we are required to make to the TRA Parties in connection with the Tax Receivable Agreement will be substantial. Any payments made by us to the TRA Parties under the Tax Receivable Agreement will generally reduce the amount of cash that might have otherwise been available to us or to GCMH. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts will accrue interest until paid. Our failure to make any payment required under the Tax Receivable Agreement (including any accrued and unpaid interest) within 60 calendar days of the date on which the payment is required to be made will generally constitute a material breach of a material obligation under the Tax Receivable Agreement, which may result in the termination of the Tax Receivable Agreement and the acceleration of payments thereunder, unless the applicable payment is not made because (i) we are prohibited from making such payment under applicable law or the terms governing certain of our secured indebtedness or (ii) we do not have, and cannot by using commercially reasonable efforts obtain, sufficient funds to make such payment.
Critical Accounting Policies and Estimates
We prepare our Consolidated Financial Statements in accordance with GAAP. In applying many of these accounting principles, we are required to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our Consolidated Financial Statements and accompanying footnotes. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following critical accounting policies and estimates could potentially produce materially different results if we were to change underlying assumptions, estimates or judgments. See Note 2 to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for a summary of our significant accounting policies. The following is a summary of our accounting policies that are most affected by assumptions, estimates or judgments.
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
We analyze awards granted to recipients at the time they are granted or modified. Awards that are in substance a profit-sharing arrangement in which rights to distributions of profits are based fully on the discretion of the managing member of Holdings, Holdings II and Management LLC, are recorded as partnership interest-based compensation expense in the Consolidated Statements of Income (Loss) when Holdings, Holdings II and Management LLC makes distributions to the recipients. Awards that are in substance stock-based compensation are recorded as partnership interest-based compensation expense on a straight-line basis over the service period. Profit-sharing arrangements that contain a stated target payment are recognized as partnership interest-based compensation expense equal to the present value of expected future payments on a straight-line basis over the service period. Any such expense previously recorded is reversed if the target amount is canceled or forfeited or if the required service period is not provided. For the year ended December 31, 2023, the Company recorded approximately $104 million of partnership interest-based compensation. Changes to the existing awards granted to recipients, granting of new awards or fluctuation in distributions of profits could significantly impact expense recognized in future periods.
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
Investment returns are highly susceptible to market factors, judgments and actions of third parties that are outside of our control. Accordingly, performance fees are considered variable consideration and are therefore constrained and not recognized as revenue until it is probable that a significant reversal will not occur. In the event that a client redeems from one of the GCM Funds prior to the end of a measurement period, any accrued performance fee is ordinarily due and payable by such redeeming client as of the redemption date. For the year ended December 31, 2023, the Company recorded $15 million of performance fees. Performance fees can vary materially period to period based on actual investment returns and timing of redemptions.
Carried Interest
Carried interest is a performance-based capital allocation from a fund’s limited partners in certain GCM Funds invested in longer-term public market investments and private market investments. Carried interest is typically a percentage of the profits calculated in accordance with the terms of fund agreements at rates that range between 2.5-20% after returning invested capital, certain fees and a preferred return to the fund’s limited partners. Carried interest is ultimately realized when underlying investments distribute proceeds or are sold and therefore carried interest is highly susceptible to market factors, judgments and actions of third parties that are outside of our control. Accordingly, carried interest is considered variable consideration and is therefore constrained and not recognized as revenue until (a) it is probable that a significant reversal will not occur or (b) the uncertainty associated with the variable consideration is subsequently resolved.
Agreements generally include a clawback provision that, if triggered, would require us to return up to the cumulative amount of carried interest distributed, typically net of tax, upon liquidation of those funds, if the aggregate amount paid as carried interest exceeds the amount actually due based upon the aggregate performance of each fund. Accordingly, the amount of carried interest, typically net of tax, that we would be required to return if all remaining investments had no value as of the end of each reporting period is deferred at each reporting period. For the year ended December 31, 2023, the Company recorded $50 million of carried interest. Carried interest can vary materially period to period based on the judgments, market factors and actions of third parties discussed above.
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
We use the asset and liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the carrying value of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the statutory tax rates expected to be applied in the periods in which those temporary differences are settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period of the change. A valuation allowance is recorded on our net deferred tax assets when it is “more-likely-than not” that such assets will not be realized. When evaluating the realizability of our deferred tax assets, all evidence, both positive and negative, is evaluated. Items considered in this analysis include the ability to carry back losses, the reversal of temporary differences, tax planning strategies and expectations of future earnings. As of December 31, 2023, the Company has $58 million of deferred tax assets. Changes in judgment regarding the realizability of the deferred tax assets or changes in corporate tax rates could significantly increase or decrease the carrying value of the assets.
The amount of tax benefit to be recognized is the amount of benefit that is “more-likely-than-not” to be sustained upon examination. We analyze our tax filing positions in the U.S. federal, state, local and foreign tax jurisdictions where we are required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, we determine that uncertainties in tax positions exist, a liability is established. We recognize interest and penalties related to unrecognized tax benefits, if any, within provision for income taxes in the Consolidated Statements of Income (Loss). Accrued interest and penalties, if any, would be included within accrued expenses and other liabilities in the Consolidated Statements of Financial Condition. As of December 31, 2023, the Company has no liability related to uncertain tax positions. Changes in judgment regarding the uncertainty of tax positions could result in liabilities.
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
Based on current projections, we anticipate having sufficient taxable income to utilize these tax attributes and receive corresponding tax deductions in future periods. As of December 31, 2023, the Tax Receivable Agreement results in a liability of $54 million. Significant changes in the projected liability resulting from the Tax Receivable Agreement may occur based on changes in anticipated future taxable income, changes in applicable tax rates or other changes in tax attributes that may occur and could affect the expected future tax benefits to be received by us.
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
•Incentive fees from our specialized funds and customized separate accounts are not materially affected by changes in the fair value of unrealized investments because they are based on realized gains and subject to achievement of performance criteria rather than on the fair value of the specialized fund’s or customized separate account’s assets prior to realization. We had $5.6 million of deferred incentive fee revenue on our Consolidated Statements of Financial Condition as of December 31, 2023. Minor decreases in underlying fair value would not affect the amount of deferred incentive fee revenue subject to clawback.
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
Interest Rate Risk
As of December 31, 2023, we had $389.0 million of borrowings outstanding under our Term Loan Facility. The Term Loan Facility accrued interest at 2.50% over the LIBOR, subject to a 0.50% LIBOR floor through June 30, 2023 and defaulted to Term SOFR plus a Benchmark Replacement Adjustment of 0.11% on July 1, 2023 at the Benchmark Transition Event as discussed in Note 14 in the Notes Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K. For the year ended December 31, 2023, the weighted average interest rate for our Term Loan Facility was 7.59%.
Based on the floating rate component of our Term Loan Facility and excluding any impact of interest rate hedges as of December 31, 2023, we estimate that a 100 basis point increase in interest rates would result in increased interest expense of $3.9 million over the next 12 months.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of GCM Grosvenor Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of GCM Grosvenor Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income (loss), comprehensive income (loss), equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 29, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Partnership Interest-Based Awards
Description of the Matter	As described in Note 12 to the consolidated financial statements, Grosvenor Holdings, L.L.C. (Holdings) entered into and restated two participation certificates (Holdings Awards) with its existing employee members on May 9, 2023. The Company engaged a third-party valuation firm to assist management in determining the fair value of these Holdings Awards on the grant date. As a result, an aggregate grant date fair value of $155.5 million was determined. The fair value of the Holdings Awards will be recorded by the Company as employee compensation and benefits expense over the vesting periods for each award, with an equal offset to net income (loss) attributable to noncontrolling interests in Holdings. Significant assumptions used in the Company’s fair value estimate included the discount rate, equity volatility, and the discount applied for lack of marketability of the Holdings Awards.

Auditing the Company’s valuation of these Holdings Awards is especially challenging because the calculation involves subjective management assumptions in determining the discount rate, equity volatility, and the discount applied for lack of marketability of the Holdings Awards. These significant assumptions are forward-looking and include management’s subjectivity, which could be affected by future economic and market conditions. The use of a Monte Carlo simulation in the valuation of these Holdings Awards also requires significant auditor judgment due to the complexity of the simulation.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company's processes to determine the fair value of the Holdings Awards, including among other things, controls over management's review of the significant assumptions underlying the fair value determination.

To test the fair value of the Holdings Awards, we involved our valuation specialists. Our audit procedures included, among others, evaluating the valuation model utilized for appropriateness, replicating the results of the valuation model, and assessing significant assumptions as described above for reasonableness. Additionally, we tested the accuracy of data utilized within the valuation model by agreeing key data fields to source documentation and comparing against other publicly available information.

Other Investments Measured at Fair Value
Description of the Matter	As described in Notes 2 and 6 to the consolidated financial statements, the Company records its investments in subordinated notes of a structured alternatives investment solution at fair value under the fair value option. As of December 31, 2023, the Company determined the fair value of its investments in subordinated notes to be $11.2 million based on a discounted cash flow analysis using significant unobservable inputs. The significant inputs used in the Company’s fair value estimate included the discount rate, expected remaining term, expected deployment and realization timing of private investments, and expected total value to paid in capital of private assets.

Auditing the Company's fair value measurement of its investments in subordinated notes involved a high degree of subjectivity as the significant inputs used in the determination of fair value were based on assumptions about future market and economic conditions and could have a significant effect on the fair value measurement of such investments.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company's valuation processes to determine the fair value of the investments in subordinated notes. This included management's review controls over the assessment of the valuation methodology, significant inputs included in the fair value estimate, as well as management’s review of the completeness and accuracy of the data used in the estimate.

Our audit procedures included, among other procedures, evaluating the Company’s valuation methodology and significant inputs used to estimate the fair value of the investments in subordinated notes and testing the mathematical accuracy of the valuation model. For example, we compared the prospective financial information used by management in determining the significant inputs described above to current market and economic trends and performed a sensitivity analysis of the significant inputs to evaluate the change in the fair value estimate that would result from changes in the inputs. We involved our valuation specialists to assist in our evaluation of the valuation methodology and significant inputs used in the fair value estimate. We also evaluated subsequent events and transactions and considered whether they corroborate or contradict the Company's fair value measurement as of December 31, 2023.
/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

Chicago, Illinois
February 29, 2024

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of GCM Grosvenor Inc.

Opinion on Internal Control Over Financial Reporting

We have audited GCM Grosvenor Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, GCM Grosvenor Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2023 and 2022, the related consolidated statements of income (loss), comprehensive income (loss), equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 29, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Chicago, Illinois
February 29, 2024

GCM Grosvenor Inc.
Consolidated Statements of Financial Condition
(In thousands, except share and per share amounts)

	As of December 31,
	2023	2022
Assets
Cash and cash equivalents	$44,354	$85,163
Management fees receivable	24,996	18,720
Incentive fees receivable	27,371	16,478
Due from related parties	13,581	13,119
Investments	240,202	223,970
Premises and equipment, net	7,378	4,620
Lease right-of-use assets	38,554	12,479
Intangible assets, net	2,627	3,940
Goodwill	28,959	28,959
Deferred tax assets, net	58,298	60,320
Other assets	18,623	21,165
Total assets	504,943	488,933
Liabilities and Equity (Deficit)
Accrued compensation and employee related obligations	98,561	89,325
Debt	384,727	387,627
Payable to related parties pursuant to the tax receivable agreement	53,759	55,366
Lease liabilities	41,481	15,520
Warrant liabilities	6,431	7,861
Accrued expenses and other liabilities	31,213	27,240
Total liabilities	616,172	582,939
Commitments and contingencies (Note 17)

Preferred stock, $0.0001 par value, 100,000,000 shares authorized; none issued	—	—
Class A common stock, $0.0001 par value, 700,000,000 authorized; 42,988,563 and 41,806,215 issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	4	4
Class B common stock, $0.0001 par value, 500,000,000 authorized; none issued	—	—
Class C common stock, $0.0001 par value, 300,000,000 authorized; 144,235,246 issued and outstanding as of December 31, 2023 and December 31, 2022	14	14
Additional paid-in capital	1,936	—
Accumulated other comprehensive income	2,630	4,096
Retained earnings	(32,218)	(23,934)
Total GCM Grosvenor Inc. deficit	(27,634)	(19,820)
Noncontrolling interests in subsidiaries	59,757	67,900
Noncontrolling interests in GCMH	(143,352)	(142,086)
Total deficit	(111,229)	(94,006)
Total liabilities and equity (deficit)	$504,943	$488,933
See accompanying notes to Consolidated Financial Statements.

GCM Grosvenor Inc.
Consolidated Statements of Income (Loss)
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues
Management fees	$375,444	$367,242	$351,216
Incentive fees	64,903	75,167	173,853
Other operating income	4,652	4,121	6,523
Total operating revenues	444,999	446,530	531,592
Expenses
Employee compensation and benefits	356,044	277,311	333,837
General, administrative and other	100,801	88,907	88,351
Total operating expenses	456,845	366,218	422,188
Operating income (loss)	(11,846)	80,312	109,404
Investment income	11,640	10,108	52,495
Interest expense	(23,745)	(23,314)	(20,084)
Other income	1,008	1,436	3,394
Change in fair value of warrant liabilities	1,429	20,551	7,853
Net other income (expense)	(9,668)	8,781	43,658
Income (loss) before income taxes	(21,514)	89,093	153,062
Provision for income taxes	7,692	9,611	10,993
Net income (loss)	(29,206)	79,482	142,069
Less: Net income attributable to redeemable noncontrolling interest	—	—	19,827
Less: Net income attributable to noncontrolling interests in subsidiaries	5,033	6,823	36,912
Less: Net income (loss) attributable to noncontrolling interests in GCMH	(47,013)	52,839	63,848
Net income attributable to GCM Grosvenor Inc.	$12,774	$19,820	$21,482

Earnings (loss) per share of Class A common stock:
Basic	$0.30	$0.45	$0.49
Diluted	$(0.28)	$0.28	$0.28
Weighted average shares of Class A common stock outstanding :
Basic	43,198,517	43,872,300	43,765,651
Diluted	187,433,763	188,567,992	189,059,374
See accompanying notes to Consolidated Financial Statements.

GCM Grosvenor Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$(29,206)	$79,482	$142,069
Other comprehensive income (loss), net of tax:
Net change in cash flow hedges	(7,324)	32,752	7,541
Foreign currency translation adjustment	(352)	(2,083)	(1,183)
Total other comprehensive income (loss)	(7,676)	30,669	6,358
Comprehensive income (loss) before noncontrolling interests	(36,882)	110,151	148,427
Less: Comprehensive income attributable to redeemable noncontrolling interest	—	—	19,827
Less: Comprehensive income attributable to noncontrolling interests in subsidiaries	5,033	6,823	36,912
Less: Comprehensive income (loss) attributable to noncontrolling interests in GCMH	(53,223)	78,405	68,720
Comprehensive income attributable to GCM Grosvenor Inc.	$11,308	$24,923	$22,968
See accompanying notes to Consolidated Financial Statements.

GCM Grosvenor Inc.
Consolidated Statements of Equity (Deficit)
(In thousands)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Noncontrolling Interest in GCMH	Total Equity (Deficit)	Redeemable Noncontrolling Interest
Balance at December 31, 2020	$4	$14	$2,705	$(29,832)	$(2,233)	$94,013	$(146,861)	$(82,190)	$115,121

Capital contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	3,461	—	3,461	11
Capital distributions paid to noncontrolling interests	—	—	—	—	—	(37,699)	—	(37,699)	—
Capital distributions paid to redeemable noncontrolling interest	—	—	—	—	—	—	—	—	(43,500)
Issuance of Class A common stock due to exercised warrants	—	—	5,252	—	—	—	18,066	23,318	—
Repurchase of Class A common stock	—	—	(207)	—	—	—	(680)	(887)	—
Exercise of Mosaic Call Right	—	—	(14,033)	—	—	—	(47,462)	(61,495)	(91,459)
Settlement of equity-based compensation in satisfaction of withholding tax requirements	—	—	(2,487)	(499)	—	—	(3,948)	(6,934)	—
Partners’ distributions	—	—	—	—	—	—	(77,936)	(77,936)	—
Deemed contributions	—	—	—	—	—	—	27,671	27,671	—
Unrealized gain on cash flow hedges	—	—	—	—	1,757	—	5,784	7,541	—
Translation adjustment	—	—	—	—	(271)	—	(912)	(1,183)	—
Equity-based compensation	—	—	9,979	—	—	—	33,777	43,756	—
Declared dividends	—	—	—	(15,498)	—	—	—	(15,498)	—
Deferred tax and other tax adjustments	—	—	292	—	(260)	—	—	32	—
Equity reallocation between controlling and non-controlling interests	—	—	—	(1,875)	—	—	1,875	—	—
Net income	—	—	—	21,482	—	36,912	63,848	122,242	19,827
Balance at December 31, 2021	$4	$14	$1,501	$(26,222)	$(1,007)	$96,687	$(126,778)	$(55,801)	$—

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

See accompanying notes to Consolidated Financial Statements.

GCM Grosvenor Inc.
Consolidated Statements of Equity (Deficit) — (Continued)
(In thousands)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Noncontrolling Interests in GCMH	Total Equity (Deficit)
Balance at December 31, 2022	$4	$14	$—	$(23,934)	$4,096	$67,900	$(142,086)	$(94,006)

Capital contributions from noncontrolling interest in subsidiaries	—	—	—	—	—	2,255	—	2,255
Capital distributions paid to noncontrolling interest in subsidiaries	—	—	—	—	—	(15,431)	—	(15,431)
Repurchase of Class A common stock	—	—	(1,003)	—	—	—	(3,475)	(4,478)
Settlement of equity-based compensation in satisfaction of withholding tax requirements	—	—	(2,307)	—	—	—	(7,912)	(10,219)
Partners’ distributions	—	—	—	—	—		(58,278)	(58,278)
Deemed contributions	—	—	—	—	—	—	103,934	103,934
Net change in cash flow hedges	—	—	—	—	(1,387)	—	(5,937)	(7,324)
Translation adjustment	—	—	—	—	(79)	—	(273)	(352)
Equity-based compensation, equity-classified awards	—	—	4,862	—	—	—	16,744	21,606
Declared dividends	—	—	—	(20,114)	—	—	—	(20,114)
Deferred tax and other tax adjustments	—	—	384	—	—	—	—	384
Equity reallocation between controlling and non-controlling interests	—	—	—	(944)	—	—	944	—
Net income (loss)	—	—	—	12,774	—	5,033	(47,013)	(29,206)
Balance at December 31, 2023	$4	$14	$1,936	$(32,218)	$2,630	$59,757	$(143,352)	$(111,229)

See accompanying notes to Consolidated Financial Statements.

GCM Grosvenor Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income (loss)	$(29,206)	$79,482	$142,069
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	2,696	3,856	4,020
Equity-based compensation, equity-classified awards	21,606	25,424	43,756
Deferred income tax expense	2,826	5,843	5,692
Other non-cash compensation	1,157	1,336	3,300
Partnership interest-based compensation	103,934	31,811	27,671
Amortization of debt issuance costs	1,100	1,111	1,025
Amortization of terminated swap	(6,703)	4,171	4,634
Proceeds received (payments made) for terminated interest rate derivatives	—	40,344	(26,296)
Loss on extinguishment of debt	—	—	675
Change in fair value of derivatives	—	—	212
Change in fair value of warrants liabilities	(1,429)	(20,551)	(7,853)
Change in payable to related parties pursuant to tax receivable agreement	1,583	(729)	—
Amortization of deferred rent	—	—	(1,593)
Proceeds received from investments	10,485	21,771	21,297
Non-cash investment income	(11,640)	(10,108)	(52,495)
Non-cash lease expense	6,911	3,856	—
Other	513	87	462
Change in assets and liabilities:
Management fees receivable	(6,207)	2,803	(7,202)
Incentive fees receivable	(10,893)	75,123	(22,177)
Due from related parties	(462)	(1,342)	(451)
Other assets	2,344	(1,061)	23,008
Accrued compensation and employee related obligations	8,222	(40,202)	24,519
Lease liabilities	(7,022)	(5,512)	—
Accrued expenses and other liabilities	2,250	(1,000)	(5,470)
Net cash provided by operating activities	92,065	216,513	178,803
Cash flows from investing activities
Purchases of premises and equipment	(3,763)	(782)	(577)
Proceeds from assignment of aircraft share interest	—	—	1,337
Contributions/subscriptions to investments	(27,635)	(29,436)	(40,332)
Distributions from investments	12,558	20,145	11,458
Net cash used in investing activities	(18,840)	(10,073)	(28,114)
Cash flows from financing activities
Capital contributions received from noncontrolling interest	2,255	1,789	3,472
Capital distributions paid to partners and member	(58,278)	(118,349)	(77,936)
Capital distributions paid to the noncontrolling interest	(15,431)	(37,399)	(81,199)
Exercise of Mosaic call option	—	—	(150,122)
Proceeds from senior loan issuance	—	—	110,000
Principal payments on senior loan	(4,000)	(4,000)	(53,259)
Debt issuance costs	—	—	(3,080)
Payments to repurchase Class A common stock	(4,478)	(26,391)	(887)
Proceeds from exercise of warrants	—	—	24,469
Payments to repurchase warrants	—	(2,569)	(1,273)
Settlement of equity-based compensation in satisfaction of withholding tax requirements	(10,219)	(6,445)	(6,934)
Dividends paid	(20,321)	(18,432)	(14,525)
Payments to related parties, pursuant to tax receivable agreement	(3,190)	(3,271)	—
Net cash used in investing activities	(113,662)	(215,067)	(251,274)
Effect of exchange rate changes on cash	(372)	(2,395)	(1,376)
Net decrease in cash and cash equivalents	$(40,809)	$(11,022)	$(101,961)
Cash and cash equivalents
Beginning of year	85,163	96,185	198,146
End of year	$44,354	$85,163	$96,185

GCM Grosvenor Inc.
Consolidated Statements of Cash Flows — (Continued)
(In thousands)

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$30,025	$18,411	$13,779
Cash paid during the year for income taxes, net	$3,446	$8,543	$4,370
Supplemental disclosure of cash flow information from operating activities
Non-cash right-of-use assets obtained in exchange for new operating leases	$34,116	$693	$—
Non-cash adjustment to operating lease right-of-use assets from lease modification	$(836)	$—	$—
Supplemental disclosure of cash flow information from investing activities
Non-cash premises and equipment additions in accrued expenses and other liabilities	$693	$—	$—
Supplemental disclosure of non-cash information from financing activities
Deemed contributions from GCMH Equityholders	$103,934	$31,811	$27,671
Establishment of deferred tax assets, net related to tax receivable agreement and the Transaction	$384	$28	$292
Dividends declared but not paid	$1,667	$1,366	$973
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
GCMG was incorporated on July 27, 2020 under the laws of the State of Delaware for the purpose of consummating the Transaction as described below and merging with CF Finance Acquisition Corp. (“CFAC”), which was incorporated on July 9, 2014 under the laws of the State of Delaware. GCMG owns all of the equity interests of GCM Grosvenor Holdings, LLC (“IntermediateCo”), formerly known as CF Finance Intermediate Acquisition, LLC until November 18, 2020, which is the general partner of GCMH subsequent to the Transaction. GCMG’s ownership (through IntermediateCo) of GCMH as of December 31, 2023 and December 31, 2022 was approximately 23.0% and 22.5%, respectively.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Consolidated Financial Statements include the accounts of the Company, its wholly-owned or majority-owned subsidiaries and entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. All intercompany balances and transactions have been eliminated in consolidation. Amounts presented in accrued compensation and benefits and employee related obligations in prior periods were collapsed and presented in accrued compensation and employee related obligations in order to conform to the current period’s presentation.
The portion of the consolidated subsidiaries not owned by GCMG and any related activity is eliminated through noncontrolling interests in the Consolidated Statements of Financial Condition and net income (loss) attributable to noncontrolling interests in the Consolidated Statements of Income (Loss).
The Company was an “emerging growth company” (“EGC”), as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), following the consummation of the merger of CFAC and the Company. The Company elected to use this extended transition period for complying with new or revised accounting standards pursuant to Section 102(b)(1) of the JOBS Act that have different effective dates for public and private

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

companies, However, as of December 31, 2023, the Company no longer qualifies as an EGC. Therefore, the Company is no longer able to take advantage of the extended transition period for adopting new or revised accounting standards.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and short-term, highly liquid money market funds with original maturities of three months or less. In circumstances when Federal Deposit Insurance Corporation insured limits are exceeded, the risk of default depends on the creditworthiness of the counterparties to each of these transactions. Interest earned on cash and cash equivalents of $2.0 million, $0.8 million and less than $0.1 million during the years ended December 31, 2023, 2022 and 2021, respectively, is recorded within other income (expense) in the Consolidated Statements of Income (Loss). As of December 31, 2023 and 2022, the Company held $20.2 million and $20.7 million, respectively, of foreign cash included within cash and cash equivalents in the Consolidated Statements of Financial Condition.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

Foreign Currency
The Company consolidates certain subsidiaries that have a non-U.S. dollar functional currency. The assets and liabilities of these subsidiaries are translated at the exchange rate prevailing at the reporting date and income and expenses are translated at the average monthly rates of exchange with the resulting translation adjustment included in the Consolidated Statements of Financial Condition as a component of accumulated other comprehensive income (loss).
The Company earns fees denominated in several different foreign currencies. Corresponding transaction gains or losses are recognized in other income (expense) in the Consolidated Statements of Income (Loss).
Management Fees and Incentive Fees Receivables
Management fees and incentive fees receivables are equal to contractual amounts reduced for allowances, including expected credit losses, if applicable. The Company considers fees receivable to be fully collectible; accordingly, minimal to no allowance for credit losses has been established as of December 31, 2023 and 2022. The Company’s management fees and incentive fees receivables are predominantly with its investments funds, which have low risk of credit loss based on the Company’s historical experience. Historical experience may be adjusted for current conditions and forecasts, including the Company’s expectation of near-term realizations. Allowances are charged directly to general, administrative and other in the Consolidated Statements of Income (Loss).
Due from Related Parties
Due from related parties includes amounts receivable from the Company’s existing partners, employees, and nonconsolidated funds. Refer to Note 18 for further disclosure of transactions with related parties.
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
•Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly, including inputs in markets that are not considered to be active; and
•Level 3 – Inputs that are unobservable and require significant management judgment or estimation.
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
Investments
Investments primarily consist of investments in GCM Funds and other funds the Company does not control, but is deemed to exert significant influence, and are generally accounted for using the equity method of accounting. Under the equity method of accounting, the Company records its share of the underlying income or loss of such entities, which reflects the net asset value of such investments. Management believes the net asset value of the funds is representative of fair value. The resulting gains and losses are included as investment income in the Consolidated Statements of Income (Loss).

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
For certain other debt investments, the Company has elected the fair value option. Such election is irrevocable and is made at the investment level at initial recognition. The debt investments are not publicly traded and are a Level 3 fair value measurement. For investments carried at fair value, the Company records the increase or decrease in fair value as investment income in the Consolidated Statements of Income (Loss). See Note 6 for additional information regarding the Company’s other investments.
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
The Company determines whether a contract contains a lease at inception. Lease ROU assets and lease liabilities are initially recognized on the lease commencement date based on the present value of the minimum lease payments over the lease term. When determining the lease term, the Company generally does not include options to renew as it is not reasonably certain at contract inception that the Company will exercise the option(s). As the implicit rate is not generally readily determinable, the Company uses its incremental borrowing rate to determine the present value of future minimum lease payments. Lease ROU assets may include initial direct costs incurred by the Company and are reduced by lease incentives. Operating lease expense is recognized on a straight-line basis over the lease term within general, administrative and other in the Consolidated Statements of Income (Loss).
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
The Company performed an annual assessment of its goodwill on October 1, 2023 and 2022 and did not identify any impairment.
Public and Private Warrants
The Company evaluated the public and private warrants under Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified as equity (deficit) in the Consolidated Statements of Financial Condition. Specifically, the exercise of the public and private warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of the Company’s Class A shareholders. Because such a tender offer may not result in a change in control and trigger cash settlement and the Company does not control the occurrence of such event, the Company concluded that the public warrants and private warrants do not meet the conditions to be classified as equity (deficit) in the Consolidated Statements of Financial Condition. Since the public and private warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities in the Consolidated Statements of Financial Condition at fair value upon the closing of the Transaction in accordance with ASC 820, Fair Value Measurement, with subsequent changes in their respective fair values recorded in the change in fair value of warrant liabilities within the Consolidated Statements of Income (Loss) at each reporting date.
Noncontrolling Interests
For entities that are consolidated, but not 100% owned, a portion of the income or loss and equity is allocated to owners other than the Company. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included within noncontrolling interests in the Consolidated Financial Statements.
Noncontrolling interests is presented as a separate component of equity (deficit) in the Consolidated Statements of Financial Condition. Net income includes the net income attributable to the holders of noncontrolling interests in the Consolidated Statements of Income (Loss). Profits and losses, other than profit interest expense, are allocated to noncontrolling interest in proportion to their relative ownership interests regardless of their basis.
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
Certain agreements contain a requirement to return management fees for commitments left unfunded at the termination of the GCM Fund’s life. As of December 31, 2023 and December 31, 2022, deferred revenue of $3.2 million and $2.4 million, respectively, relating to the portion of the fees collected that the Company views as probable of being returned based on the Company’s investing experience, was recorded within accrued expenses and other liabilities in the Consolidated Statements of Financial Condition.
Fund Expense Reimbursement Revenue
The Company incurs certain costs, primarily related to accounting, client reporting, investment-decision making and treasury-related expenditures, for which it receives reimbursement from the GCM Funds in connection with its performance obligations to provide investment management services. The Company concluded it controls the services provided and resources used before they are transferred to the customer and therefore is a principal. Accordingly, the reimbursement for these costs incurred by the Company are presented on a gross basis within management fees and the related costs within general, administrative and other in the Consolidated Statements of Income (Loss) with any outstanding amounts recorded within due from related parties in the Consolidated Statements of Financial Condition. Expense reimbursements are generally recognized at a point in time, in the periods during which the related expenses are incurred and the reimbursements are contractually earned.
The Company may pay on behalf of and seek reimbursement from GCM Funds for certain professional fees and administrative or other fund expenses that the Company arranges for the GCM Funds. The Company concluded that the nature of its promise is to arrange for the services to be provided and it does not control the services provided by third parties before they are transferred to the customer. As a result, the Company is acting in the capacity of an agent to the GCM Funds. Accordingly, outstanding amounts related to these disbursements are recorded within due from related parties in the Consolidated Statements of Financial Condition.
Certain operating agreements limit the expenses a fund bears to a percentage of the market value of the assets managed. The Company is required to reimburse the customer for such exceeded amounts (which the Company may be entitled to recoup in subsequent periods if expenses are sufficiently below the limit). The Company records these amounts as adjustments to the transaction price, which are reflected within management fees in the Consolidated Statements of Income (Loss).

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
Investment returns are highly susceptible to market factors, judgments and actions of third parties that are outside of the Company’s control. Accordingly, performance fees are considered variable consideration and are therefore constrained and not recognized as revenue until it is probable that a significant reversal will not occur. In the event that a client redeems from one of the GCM Funds prior to the end of a measurement period, any accrued performance fee is ordinarily due and payable by such redeeming client as of the redemption date.
Carried Interest
Carried interest is a performance-based capital allocation from a fund’s limited partners earned by the Company in certain GCM Funds invested in longer-term public market investments and private market investments. Carried interest is typically calculated as a percentage of the profits calculated in accordance with the terms of fund agreements at rates that range between 2.5%-20% after returning invested capital, certain fees and a preferred return to the fund’s limited partners. Carried interest is ultimately realized when underlying investments distribute proceeds or are sold and therefore carried interest is highly susceptible to market factors, judgments and actions of third parties that are outside of the Company’s control. Accordingly, carried interest is considered variable consideration and is therefore constrained and not recognized as revenue until it is probable that a significant reversal will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
Agreements generally include a clawback provision that, if triggered, would require the Company to return up to the cumulative amount of carried interest distributed, typically net of tax, upon liquidation of those funds, if the aggregate amount paid as carried interest exceeds the amount actually due based upon the aggregate performance of each fund. Accordingly, the amount of carried interest, typically net of tax, that the Company would be required to return if all remaining investments had no value as of the end of each reporting period is deferred at each reporting period. As of December 31, 2023 and December 31, 2022, deferred revenue relating to constrained realized carried interest of $5.6 million and $6.5 million respectively, was recorded within accrued expenses and other liabilities in the Consolidated Statements of Financial Condition.
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
Management and incentive fee revenue in the Consolidated Statements of Income (Loss) is recorded on a gross basis. Expenses pursuant to the revenue sharing arrangements in connection with these distribution agreements of $5.5 million, $5.7

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

million and $6.9 million for the years ended December 31, 2023, 2022 and 2021, respectively, were recorded within general, administrative and other in the Consolidated Statements of Income (Loss).
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
For certain GCM Funds, realized carried interest is subject to clawback. Although the Company defers the portion of realized carried interest not meeting the criteria for revenue recognition, accruing an expense for amounts due to employees and former employees is based upon when it becomes probable and reasonably estimable that carried interest has been earned and therefore a liability has been incurred. As a result, the recording of an accrual for amounts due to employees and former employees generally precedes the recognition of the related carried interest revenue. The Company withholds a portion of the amounts due to employees and former employees as a reserve against contingent repayments to the GCM Funds. As of December 31, 2023 and 2022, an accrual of $12.7 million and $13.3 million, respectively, relating to amounts withheld was recorded within accrued compensation and employee related obligations in the Consolidated Statements of Financial Condition.
Other Non-cash Compensation
The Company has established deferred compensation programs for certain employees and accrues deferred compensation expense ratably over the related vesting schedules, recognizing an increase or decrease in compensation expense based on the performance of certain GCM Funds. In addition, the Company has granted compensation awards to employees that represent investments that will be made in GCM Funds on behalf of the employees and were compensation for past services that were fully vested upon the award date. Compensation expense related to deferred compensation and other awards are included within employee compensation and benefits in the Consolidated Statements of Income (Loss).
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
Equity-Based Compensation
The Company accounts for grants of equity-based awards, including restricted stock units (“RSUs”), at fair value as of the grant date. Each RSU represents the right to receive payment in the form of one share of Class A common stock or an amount equal to the market value of one share of Class A common stock. Holders of unvested RSUs do not have the right to vote with the underlying shares of Class A common stock, but are generally entitled to accrue dividend equivalents, which are generally paid in cash when such RSUs are delivered. The Company recognizes compensation expense attributable to these grants on a straight-line basis over the requisite service period, which is generally the vesting period. Expenses related to grants of equity-based awards are recorded within employee compensation and benefits in the Consolidated Statements of Income (Loss) and within additional paid-in capital and noncontrolling interests in GCMH in the Consolidated Statements of Financial Condition. The grant-date fair value of RSUs is determined by the closing stock price on the grant date. Awards the Company intends to settle in cash as of the balance sheet date are classified as liabilities within accrued compensation and employee related obligations in the Consolidated Statements of Financial Condition and are subsequently remeasured to the closing stock price as of each reporting date through either the payment date or the date that the Company no longer intends to settle in cash, with the changes in fair value recorded within employee compensation and benefits in the Consolidated Statements of Income (Loss). Forfeitures of equity-based awards are recognized as they occur. See Note 13 for additional information regarding the Company’s equity-based compensation.
Derivative Instruments
Derivative instruments enable the Company to manage its exposure to interest rate risk. The Company generally does not engage in derivative or hedging activities, except to hedge interest rate risk on floating rate debt, as described in Note 15.
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

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

For a qualifying cash flow hedge, changes in the fair value of the derivative, to the extent that the hedge is effective, are recorded within accumulated other comprehensive income (loss) in the Consolidated Statements of Financial Condition and are reclassified to interest expense in the Consolidated Statements of Income (Loss) when the underlying transactions (interest payments) have an impact on earnings. Cash flows are classified in the same category as cash flows from the hedged floating rate debt in the Consolidated Statements of Cash Flows.
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
The Company recognizes interest and penalties related to the underpayment of income taxes, including those resulting from the late filing of tax returns within the provision for income taxes in the Consolidated Statements of Income (Loss). The Company has not incurred a significant amount of interest or penalties in any of the periods presented.
GCMH is treated as a partnership for U.S. federal income tax purposes, and is subject to various state and local taxes. GCMH Equityholders, as applicable, are taxed individually on their share of the earnings; therefore, the Company does not record a provision for federal income taxes on the GCMH Equityholders’ share of the earnings. The Company is subject to U.S. federal, applicable state corporate and foreign income taxes, including with respect to its allocable share of any taxable income of GCMH.
Tax Receivable Agreement
In connection with the Transaction as described in Note 1, GCMG entered into a Tax Receivable Agreement with the GCMH Equityholders that will provide for payment by GCMG to the GCMH Equityholders of 85% of the amount of the tax savings, if any, that GCMG realizes (or, under certain circumstances, is deemed to realize) as a result of, or attributable to, (i) increases in the tax basis of assets owned directly or indirectly by GCMH or its subsidiaries from, among other things, any redemptions or exchanges of GCMH common shares (ii) existing tax basis (including amortization deductions arising from such tax basis) in intangible assets owned directly or indirectly by GCMH and its subsidiaries, and (iii) certain other tax benefits (including deductions in respect of imputed interest) related to GCMG making payments under the Tax Receivable Agreement.
Earnings (Loss) Per Share
The Company determines earnings (loss) per share in accordance with ASC 260, Earnings Per Share. The two-class method of computing earnings (loss) per share is required for entities that have participating securities. The Company’s Class C Common Stock has no economic interest in the earnings of the Company and the Company’s outstanding RSUs do not receive non-forfeitable dividends. As a result, the two-class method is not applicable.
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
Concentration
The Company has a client base that is diversified across a range of different types of institutional clients and individual investors. The institutional client base consists primarily of public, corporate and Taft-Hartley pension funds as well as banks, insurance companies, sovereign entities, foundations and endowments. The client base is also geographically diversified with concentrations in North America, Asia, the Middle East and Europe.
Recently Issued Accounting Standards
Recently Issued Accounting Standards - Adopted in Current Reporting Period
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. The Company adopted this standard on January 1, 2023 on a prospective basis. Adoption did not have a material impact on the Consolidated Financial Statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which amends current guidance to provide optional practical expedients and exceptions, if certain criteria are met, for applying GAAP to contracts, hedging relationships and other transactions that are affected by the reference rate reform. Initially the update did not apply to contract modifications or hedging relationships entered into after December 31, 2022, but in December 2022, the FASB issued ASU 2022-06, which defers the sunset date for applying reference rate reform relief in ASC 848 to December 31, 2024. The Company concluded that the amendments to our credit agreement and interest rate swap, as further discussed in Note 14 and Note 15, met the criteria to apply optional practical expedients. The Company elected the practical expedients that allow companies to account for a modification of a contract as not substantial and to update hedge documentation without having to de-designate the hedging relationship. This guidance must be adopted prior to December 31, 2024. The Company’s adoption of these ASUs in the year ended December 31, 2023 did not have a material impact on the Consolidated Financial Statements.
Recently Issued Accounting Standards – To be Adopted in Future Periods
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 scopes in entities with a single reportable segment and requires those entities to provide all disclosures required in Topic 280, requires that current annual disclosures about a reportable segment’s profit or loss and assets also be provided in interim periods and requires other various new disclosures. Enhanced reporting requirements for all entities includes disclosure of (1) significant segment expenses, (2) the title and position of the chief operating decision maker (the “CODM”) and (3) how the CODM uses disclosed measure(s) of a segment’s profit or loss in assessing segment performance and allocating resources. This guidance is effective for public entities for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. Companies are required to apply the amendments retrospectively to all prior periods presented in the financial statements and early adoption is permitted. The Company is evaluating this guidance and currently expects that adoption will result in new disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires enhanced income tax disclosure including disclosures of specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold, additional disclosures about income taxes paid, and disclosure of pre-tax income or loss from continuing operations disaggregated between domestic and foreign income or loss. This guidance is effective for public business entities for fiscal years beginning after December 15,

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

2024. Companies should provide the enhanced disclosures on a prospective basis, however retrospective application is permitted. Early adoption is permitted for annual financial statements that have not yet been issued. The Company is evaluating this guidance and currently expects that adoption will result in enhanced income tax disclosures.
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
4. Revenues
For the years ended December 31, 2023, 2022 and 2021, management fees and incentive fees consisted of the following:

	Year Ended December 31,
Management fees	2023	2022	2021
Management fees, net	$360,888	$356,401	$340,844
Fund expense reimbursement revenue	14,556	10,841	10,372
Total management fees	$375,444	$367,242	$351,216

	Year Ended December 31,
Incentive fees	2023	2022	2021
Performance fees	$15,313	$2,623	$51,947
Carried interest	49,590	72,544	121,906
Total incentive fees	$64,903	$75,167	$173,853
The Company recognized revenues during the years ended December 31, 2023, 2022 and 2021 of $0.5 million, $0.4 million and $2.3 million, respectively, that were previously received and deferred at the beginning of the respective periods.
5. Investments
Investments consist of the following:

	As of December 31,
	2023	2022
Equity method investments	$228,822	$213,776
Other investments	11,380	10,194
Total investments	$240,202	$223,970
As of December 31, 2023 and 2022, the Company held investments of $240.2 million and $224.0 million, respectively, of which $56.1 million and $64.9 million were owned by noncontrolling interest holders, respectively. Future net income (loss) and cash flow from investments held by noncontrolling interest holders will not be attributable to the Company.
Equity Method Investments
The summarized financial information of the Company’s equity method investments is as follows:

	As of December 31,
	2023	2022
Total assets	$42,312,866	$40,326,304
Total liabilities	$1,357,554	$1,655,742
Total equity	$40,955,312	$38,670,562

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share amounts and where otherwise noted)

	Year Ended December 31,
	2023	2022	2021
Investment income	$187,989	$109,180	$195,613
Expenses	347,320	304,908	293,729
Net investment loss	(159,331)	(195,728)	(98,116)
Net realized and unrealized gain	1,831,634	1,108,471	8,441,314
Net income	$1,672,303	$912,743	$8,343,198
The Company evaluates each of its equity method investments to determine if any were significant as defined by the SEC. As of December 31, 2023 and 2022, no individual equity method investment held by the Company met the significance criteria. As such, the Company is not required to present separate financial statements for any of its equity method investments.
Other Investments
See Note 6 for fair value disclosures of certain investments held within other investments.
6. Fair Value Measurements
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis and level of inputs used for such measurements as of December 31, 2023 and 2022:

	Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$10,282	$—	$—	$10,282
Other investments	—	—	11,192	11,192
Total assets	$10,282	$—	$11,192	$21,474

Liabilities
Public warrants	$6,042	$—	$—	$6,042
Private warrants	—	—	389	389
Interest rate derivatives	—	7,469	—	7,469
Total liabilities	$6,042	$7,469	$389	$13,900

	Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$36,240	$—	$—	$36,240
Other investments	—	—	10,007	10,007
Total assets	$36,240	$—	$10,007	$46,247

Liabilities
Public warrants	$7,386	$—	$—	$7,386
Private warrants	—	—	475	475
Interest rate derivatives	—	6,473	—	6,473
Total liabilities	$7,386	$6,473	$475	$14,334

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share amounts and where otherwise noted)
Money Market Funds
Money market funds are valued using quoted market prices and are included in cash and cash equivalents in the Consolidated Statements of Financial Condition.
Interest Rate Derivatives
Management determines the fair value of its interest rate derivative agreement based on the present value of expected future cash flows based on observable future rates applicable to each swap contract using linear interpolation, inclusive of the risk of non-performance, using a discount rate appropriate for the duration. See Note 15 for additional information regarding interest rate derivatives.
Other Investments
Investments in the subordinated notes of a structured alternatives investment solution are not publicly traded and are classified as Level 3. Management determines the fair value of these other investments using a discounted cash flow analysis (“Cash Flow Analysis”), which includes assumptions regarding the expected deployment and realization timing of private investments. The position was classified as Level 3 as of December 31, 2023 and 2022 because of the use of significant unobservable inputs in the Cash Flow Analysis as follows:

	December 31, 2023		December 31, 2022			Impact to Valuation from an Increase in Input(2)
Significant Unobservable Inputs(1)	Range	Weighted Average	Range	Weighted Average
Discount rate(3)	26.5% - 27.5%	27.0%	25.5% - 26.5%	26.0%		Decrease
Expected remaining term (years)	8 – 12	N/A	9 – 13	N/A		Decrease
Expected return – liquid assets(4)	2.0% - 5.0%	4.3%	2.0% - 6.0%	5.0%	[4]	Increase
Expected total value to paid in capital – private assets(5)	1.55x – 2.05x	1.87x	1.32x – 2.40x	1.85x	[5]	Increase
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
The resulting fair values of $11.2 million and $10.0 million were recorded within investments in the Consolidated Statements of Financial Condition as of December 31, 2023 and 2022, respectively.
The following table presents changes in Level 3 assets measured at fair value for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022
Balance at beginning of period	$10,007	$11,010
Change in fair value	1,185	(1,003)
Balance at end of period	$11,192	$10,007

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share amounts and where otherwise noted)

Public Warrants
The public warrants are valued using quoted market prices on the Nasdaq Stock Market LLC under the ticker GCMGW.
Private Warrants
The private warrants were classified as Level 3 as of December 31, 2023 and 2022 because of the use of significant unobservable inputs in the valuation, however the overall private warrant valuation and change in fair value are not material to the Consolidated Financial Statements.
The valuations for the private warrants were determined to be $0.43 and $0.53 per unit as of December 31, 2023 and 2022, respectively. The resulting fair values of $0.4 million and $0.5 million were recorded within warrant liabilities in the Consolidated Statements of Financial Condition as of December 31, 2023 and 2022, respectively. See Note 9 for additional information regarding the warrant activity.
The following table presents changes in Level 3 liabilities measured at fair value for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Balance at beginning of period	$475	$1,584
Change in fair value	(86)	(1,109)
Balance at end of period	$389	$475
7. Intangible Assets
Intangible assets, net consist of the following:

	As of December 31, 2023
	Gross carrying amount	Accumulated amortization	Net carrying amount
Subject to amortization:
Investment management contracts	$36,190	$(36,190)	$—
Customer relationships	23,518	(20,891)	2,627
Technology	2,030	(2,030)	—
Other	620	(620)	—
	$62,358	$(59,731)	$2,627

	As of December 31, 2022
	Gross carrying amount	Accumulated amortization	Net carrying amount
Subject to amortization:
Investment management contracts	$36,190	$(36,190)	$—
Customer relationships	23,518	(19,578)	3,940
Technology	2,030	(2,030)	—
Other	620	(620)	—
	$62,358	$(58,418)	$3,940
Amortization expense of $1.3 million, $2.3 million and $2.3 million was recognized for the years ended December 31, 2023, 2022 and 2021, respectively.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

The following approximates the future estimated amortization expense relating to intangible assets:

Year Ended December 31,
2024	$1,313
2025	1,314
2026	—
2027	—
2028	—
Thereafter	—
8. Equity
The Company has one class of preferred stock authorized, three classes of common stock authorized: Class A common stock, Class B common stock and Class C common stock, and warrants. See Note 9 for additional information regarding the warrants. Holders of Class A common stock and Class C common stock vote together as a single class on all matters submitted to the stockholders for their vote or approval, except as required by applicable law.
Preferred Stock
The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.0001 per share. Voting and other rights and preferences may be determined from time to time by the Company’s Board of Directors. As of December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.
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

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share amounts and where otherwise noted)
Shares of Class A common stock, Class B common stock and Class C common stock are not subject to any conversion right.
Shares of Common Stock Outstanding
The following table shows a rollforward of the common stock outstanding for the years ended December 31, 2023, 2022 and 2021:

	Class A common stock	Class B common stock	Class C common stock
December 31, 2020	40,835,093	—	144,235,246
Exercise of warrants	1,794,003	—	—
Net shares delivered for vested RSUs	1,413,724	—	—
Repurchase of Class A shares	(78,730)	—	—
December 31, 2021	43,964,090	—	144,235,246
Exercise of warrants	30	—	—
Net shares delivered for vested RSUs	1,120,432	—	—
Repurchase of Class A shares	(3,278,337)	—	—
December 31, 2022	41,806,215	—	144,235,246
Net shares delivered for vested RSUs	1,746,537	—	—
Repurchase of Class A shares	(564,189)	—	—
December 31, 2023	42,988,563	—	144,235,246
As of December 31, 2023, 268,441 RSUs were vested, but not yet delivered, and are therefore not yet included in outstanding Class A common stock. The delivery of vested RSUs will be reduced by the number of shares withheld to satisfy statutory withholding tax obligations.
Dividends
Dividends are reflected in the Consolidated Statements of Equity (Deficit) when declared by the Board of Directors. The table below summarizes dividends declared during 2023, 2022 and 2021:

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share amounts and where otherwise noted)

Declaration Date	Record Date	Payment Date	Dividend per Common Share
January 4, 2021	March 1, 2021	March 15, 2021	$0.06
February 25, 2021	June 1, 2021	June 15, 2021	$0.08
August 6, 2021	September 1, 2021	September 15, 2021	$0.09
November 8, 2021	December 1, 2021	December 15, 2021	$0.10
Total dividends paid per share, year ended December 31, 2021			$0.33
February 10, 2022	March 1, 2022	March 15, 2022	$0.10
May 5, 2022	June 1, 2022	June 15, 2022	$0.10
August 8, 2022	September 1, 2022	September 15, 2022	$0.10
November 7, 2022	December 1, 2022	December 15, 2022	$0.11
Total dividends paid per share, year ended December 31, 2022			$0.41
February 9, 2023	March 1, 2023	March 15, 2023	$0.11
May 9, 2023	June 1, 2023	June 15, 2023	$0.11
August 8, 2023	September 1, 2023	September 15, 2023	$0.11
November 7, 2023	December 1, 2023	December 15, 2023	$0.11
Total dividends paid per share, year ended December 31, 2023			$0.44
Dividend equivalent payments of $1.2 million and $1.4 million were accrued for holders of RSUs as of December 31, 2023 and 2022, respectively. Distributions to partners represent distributions made to GCMH Equityholders.
Stock Repurchase Plan
On August 6, 2021, GCMG’s Board of Directors authorized a stock repurchase plan, which may be used to repurchase shares of the Company’s outstanding Class A common stock and warrants to purchase shares of Class A common stock. Class A common stock and warrants may be repurchased from time to time in open market transactions, in privately negotiated transactions, including with employees or otherwise, pursuant to the requirements of Rule 10b5-1 and Rule 10b-18 of the Exchange Act, as well as to retire (by cash settlement or the payment of tax withholding amounts upon net settlement) equity-based awards granted under our 2020 Incentive Award Plan, as amended and restated (and any successor plan thereto), with the terms and conditions of these repurchases depending on legal requirements, price, market and economic conditions and other factors. The Company is not obligated under the terms of the plan to repurchase any of its Class A common stock or warrants, the program has no expiration date, and the Company may suspend or terminate the program at any time without prior notice. Any shares of Class A common stock and any warrants repurchased as part of this program will be canceled. GCMG’s Board of Directors has made subsequent increases to its original stock repurchase authorization amount for shares and warrants. As of December 31, 2022, the total authorization was $90.0 million, excluding fees and expenses. On August 8, 2023, GCM Grosvenor’s Board of Directors increased the firm’s existing repurchase authorization by $25 million, from $90 million to $115 million. On February 8, 2024, GCM Grosvenor’s Board of Directors further increased the firm’s existing repurchase authorization by $25 million, from $115 million to $140 million.
The table below presents information about deemed repurchases for (1) RSUs that were settled in cash and (2) amounts withheld in connection with the payment of tax liabilities on behalf of employees upon the settlement of vested RSUs. See Note 13 for additional information regarding RSUs.

	Year Ended December 31,
	2023	2022	2021
Deemed repurchases of Class A common stock	3,289,385	740,699	615,285
Average cost per deemed repurchase of Class A common stock	$7.85	$8.70	$11.27
Total cost of deemed repurchases	$25,835	$6,445	$6,934

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share amounts and where otherwise noted)

The table below presents information about the repurchase of public warrants, which each entitle the holder to purchase one share of Class A common stock.

	Year Ended December 31,
	2023	2022	2021
Public warrants	—	2,812,764	681,800
Average cost per warrant	$—	$0.91	$1.87
Total cost of public warrants repurchases	$—	$2,569	$1,273
The table below presents information about Class A common stock repurchased on the open market.

	Year Ended December 31,
	2023	2022	2021
Class A common stock	564,189	3,278,337	78,730
Average cost per share	$7.94	$8.05	$11.26
Total cost of Class A common stock repurchases	$4,478	$26,391	$887
As of December 31, 2023, the Company had $40.2 million remaining under the stock repurchase plan.
9. Warrants
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
The following table shows a rollforward of the public and private warrants outstanding for the years ended December 31, 2023, 2022 and 2021:

	Public Warrants	Private Warrants	Total
December 31, 2020	20,273,567	2,700,000	22,973,567
Exercises of warrants	(1,794,003)	—	(1,794,003)
Transfer in (out)	1,800,000	(1,800,000)	—
Repurchases	(681,800)	—	(681,800)
December 31, 2021	19,597,764	900,000	20,497,764
Exercises of warrants	(30)	—	(30)
Repurchases	(2,812,764)	—	(2,812,764)
December 31, 2022	16,784,970	900,000	17,684,970
Exercises of warrants	—	—	—
Repurchases	—	—	—
December 31, 2023	16,784,970	900,000	17,684,970
No warrants were exercised or repurchased during the year ended December 31, 2023. During the years ended December 31, 2022 and 2021, 30 and 1,794,003 public warrants were exercised, respectively, resulting in less than $0.1 million and $20.6 million of proceeds, respectively. Pursuant to the stock repurchase plan described in Note 8, during the years ended December 31, 2022 and 2021, the Company repurchased 2,812,764 and 681,800 public warrants, respectively, for $2.6 million and $1.3 million, respectively, or an average of $0.91 and $1.87 per warrant, respectively.
10. Variable Interest Entities
The Company consolidates certain VIEs in which it is determined that the Company is the primary beneficiary.
The Company holds variable interests in certain entities that are VIEs which are not consolidated, as it is determined that the Company is not the primary beneficiary. The Company’s involvement with such entities is generally in the form of direct equity interests in, and fee arrangements with, the entities in which it also serves as the general partner or managing member. The Company evaluated its variable interests in the VIEs and determined it is not considered the primary beneficiary of the entities primarily because it does not have interests in the entities that could potentially be significant. No reconsideration events that caused a change in the Company’s consolidation conclusions occurred during either the year ended December 31, 2023 or 2022. As of December 31, 2023 and 2022, the total unfunded commitments from the special limited partner and general partners to the unconsolidated VIEs were $42.1 million and $41.1 million, respectively. These commitments are the primary source of financing for the unconsolidated VIEs.
The following table sets forth certain information regarding the VIEs in which the Company holds a variable interest but does not consolidate. The assets recognized on the Company’s Consolidated Statements of Financial Condition relate to the Company’s interests in and management fees, incentive fees and third party costs receivables from these non-consolidated VIEs. The Company’s maximum exposure to loss relating to non-consolidated VIEs as of December 31, 2023 and 2022 were as follows:

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

	As of December 31,
	2023	2022
Investments	$102,109	$98,712
Receivables	16,324	11,695
Maximum exposure to loss	$118,433	$110,407
The above table includes investments in VIEs which are owned by noncontrolling interest holders of approximately $30.9 million and $36.7 million as of December 31, 2023 and 2022, respectively.
11. Premises and Equipment
A summary of premises and equipment as of December 31, 2023 and 2022 is as follows:

	As of December 31,		Estimated Useful Lives
	2023	2022
Furniture, fixtures and leasehold improvements	$36,457	$36,481	3 – 7 years
Office equipment	1,063	1,064	5 years
Computer equipment and software	19,615	18,806	3 – 5 years
Aircraft	1,550	1,550	5 years
Assets in progress	3,407	107
Premises and equipment, at cost	62,092	58,008
Accumulated depreciation and amortization	(54,714)	(53,388)
Premises and equipment, net	$7,378	$4,620
In August 2019, the Company acquired a 12.5% interest in an aircraft which is being amortized over five years. In March 2021, the Company assigned 50% of its interest to Holdings for cash consideration of $1.3 million.
Total depreciation and amortization expense related to premises and equipment of $1.4 million, $1.5 million and $1.7 million was recognized for the years ended December 31, 2023, 2022 and 2021, respectively.
12. Employee Compensation and Benefits
For the years ended December 31, 2023, 2022 and 2021, employee compensation and benefits consisted of the following:

	Year Ended December 31,
	2023	2022	2021
Cash-based employee compensation and benefits	$156,153	$160,522	$162,901
Equity-based compensation	50,667	30,721	44,190
Partnership interest-based compensation	103,934	31,811	27,671
Carried interest compensation	28,505	41,920	67,773
Cash-based incentive fee related compensation	15,628	11,001	28,002
Other non-cash compensation	1,157	1,336	3,300
Total employee compensation and benefits	$356,044	$277,311	$333,837
Partnership Interest in Holdings, Holdings II and Management LLC
Payments and settlements for partnership interest awards to the employees are made by GCMH Equityholders. As a result, the Company records a non-cash profits interest compensation charge and an offsetting deemed contribution to equity

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)
(deficit) to reflect the payments or settlements made or owed by the GCMH Equityholders. Since payments or settlements are made by Holdings, Holdings II and Management LLC, the expense that is pushed down to GCMH and the offsetting deemed contribution are each attributed solely to noncontrolling interests in GCMH. Any liability related to the awards is recognized at Holdings, Holdings II or Management LLC as Holdings, Holdings II or Management LLC is the party responsible for satisfying the obligation, and is not shown in the Company’s Consolidated Financial Statements. The Company has recorded deemed contributions to equity (deficit) from Holdings, Holdings II and Management LLC of $103.9 million, $31.8 million and $27.7 million for the years ended December 31, 2023, 2022 and 2021, respectively, for partnership interest-based compensation expense which was or will ultimately be paid or settled by Holdings, Holdings II or Management LLC.
GCMH Equityholders have modified awards to certain individuals upon their voluntary retirement or intention to retire as employees. These awards generally include a stated target amount that, upon payment, terminates the recipient’s rights to future distributions and allows for a lump sum buy-out of the awards, at the discretion of the managing member of Holdings, Holdings II, and Management LLC. The awards are accounted for as partnership interest-based compensation at the fair value of these expected future payments, in the period the employees accepted the offer. No partnership interest-based compensation expense related to award modifications was recognized for the year ended December 31, 2023 (other than as discussed for the Holdings Awards below) and $6.3 million was recognized for each of the years ended December 31, 2022 and 2021.
The liability associated with awards that contain a stated target has been retained by Holdings as of December 31, 2023 and 2022 and is re-measured at each reporting date, with any corresponding changes in liability being reflected as employee compensation and benefits expense of the Company. No recipients had unvested stated target payments as of either December 31, 2023 or 2022. Certain recipients had unvested stated target payments of $6.3 million as of December 31, 2021, which was not reflected as employee compensation and benefits expense by the Company as of December 31, 2021. The Company recognized partnership interest-based compensation expense of $21.4 million, $23.1 million and $21.4 million for the years ended December 31, 2023, 2022 and 2021, respectively, related to profits interest awards that are in substance profit-sharing arrangements.
GCMH Equityholders Awards
In the year ended December 31, 2022, GCMH Equityholders entered into agreements that will transfer equity ownership between certain existing employee members of the GCMH Equityholders (“GCMH Equityholders Awards”). The GCMH Equityholders Awards will entitle recipients to receive Class A common stock upon vesting. The non-cash awards serve to transfer equity ownership from existing GCMH Equityholders to other existing member employees upon vesting. The GCMH Equityholders Awards do not dilute Class A common stockholders and do not impact cash flows of the Company. The GCMH Equityholders Awards are accounted for under ASC 718, Compensation—Stock Compensation. The awards generally will vest in May 2025 and do not entitle the recipients to dividends or distributions made on Class A common stock during the vesting period. As such, the fair value of the GCMH Equityholders Awards is based on the closing price of Class A common stock on the accounting grant date less the present value of dividends expected to be paid during the vesting period. GCMH Equityholders can settle the awards upon vesting by exchanging outstanding GCMH common units or by otherwise acquiring and delivering Class A common stock, and therefore the vesting of such awards will not dilute Class A common stockholders. The GCMH Equityholders Awards therefore have no economic impact on Class A common stockholders. As such, the expense that is pushed down to GCMH and the offsetting deemed contribution are each attributed solely to noncontrolling interests in GCMH, consistent with the accounting for payments to employees described above. The GCMH Equityholders Awards of 7,169,415 units had an aggregate grant date fair value of $53.4 million, or an average grant date fair value of $7.45 per unit. The Company recognized partnership interest-based compensation expense related to the GCMH Equityholders Awards of $21.9 million and $2.4 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, total unrecognized compensation expense related to unvested GCMH Equityholders Awards was $29.1 million and is expected to be recognized over the remaining weighted average period of 1.3 years.
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
The Holdings Awards had an aggregate grant date fair value of $155.5 million. The fair value of the Holdings Awards was determined by a third-party valuation firm utilizing a discounted cash flow analysis for the minimum allocable share and a Monte Carlo simulation valuation model for the profits interest with respect to net sale proceeds from dispositions of Holdings properties after the threshold distributions. Significant valuation inputs and assumptions included Holdings projected financial information and distributions, an estimated 10 year holding period, a 15.4% cost of equity, a 13.0% weighted average cost of capital, a 35% volatility assumption, the likelihood of a defined conversion event, a 40% discount for lack of marketability, and the fair value of reference properties that determine the threshold distributions for the profits interest with respect to net sale proceeds. The resulting fair value of the Holdings Awards is pushed down from Holdings to the Company and recorded as compensation expense. A portion of the Holdings Awards were vested upon grant, resulting in immediate expense recognition. The Company recognized partnership interest-based compensation expense related to the Holdings Awards of $60.6 million for the year ended December 31, 2023, which is net of $80.0 million target amounts reversed during the year ended December 31, 2023. A portion of the Holdings Awards will vest and be expensed over a requisite service period through December 31, 2024. As of December 31, 2023, total unrecognized compensation expense related to unvested Holdings Awards was $14.8 million and is expected to be recognized over the remaining weighted average period of 1.0 year.
Other
Other consists of employee compensation and benefits expense related to deferred compensation programs and other awards that represent investments made in GCM Funds on behalf of the employees.
13. Equity-Based Compensation
2020 Incentive Award Plan
During February 2021, the Company adopted the 2020 Incentive Award Plan. The 2020 Incentive Award Plan, as amended and restated, allows for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock or cash based awards or dividend equivalent awards to employees, directors and consultants.
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
In the year ended December 31, 2023, the Company granted 1.9 million equity-classified RSUs and 4.0 million liability-classified RSUs with aggregate grant date fair values of $15.8 million and $31.0 million, respectively, to certain employees.
Liability-classified RSUs are either classified as liabilities because they are required to be settled in cash or because the Company has the right to and intends to, as of each respective period end, settle the RSUs partially or wholly in cash. During

GCM Grosvenor Inc.

Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

the year ended December 31, 2023, the Company reclassified 1.3 million RSUs from liability-classified to equity-classified based on management’s intent to settle (or actual settlement of) the awards in shares of Class A common stock. The majority of liability-classified awards outstanding at December 31, 2023 were granted in October 2023 and vest on March 1, 2024.
Other than RSUs granted in October 2023, outstanding awards generally vest either (a) one-third at the grant date with the remainder over two years in equal annual installments or (b) over a one to three year period. Upon delivery, the Company may withhold the number of shares to satisfy the statutory withholding tax obligation and deliver the net number of resulting shares vested.
See Note 12 for additional information regarding GCMH Equityholders Awards and Holdings Awards.
A summary of non-vested equity-classified RSU activity for the year ended December 31, 2023 is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of December 31, 2022	2,240,797	$11.71
Granted	1,919,857	8.23
Reclassified from liability-classified RSUs	1,272,839	8.36
Vested	(3,127,735)	10.52
Forfeited	(141,595)	9.52
Balance as of December 31, 2023	2,164,163	$8.51
A summary of non-vested liability-classified RSU activity for the year ended December 31, 2023 is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of December 31, 2022	3,155,161	$8.41
Granted	4,002,901	7.76
Reclassified to liability-classified RSUs	(1,272,839)	8.36
Vested	(2,153,025)	8.40
Forfeited	(182,012)	7.89
Balance as of December 31, 2023	3,550,186	$7.73
The total grant-date fair value of RSUs that vested during the years ended December 31, 2023, 2022 and 2021 was $51.0 million, $24.2 million and $27.4 million, respectively. For the years ended December 31, 2023, 2022 and 2021, $50.7 million, $30.7 million and $44.2 million, respectively, of compensation expense related to RSUs was recorded within employee compensation and benefits in the Consolidated Statements of Income (Loss). As of December 31, 2023, total unrecognized compensation expense related to non-vested RSUs was $27.3 million and is expected to be recognized over the remaining weighted average period of 1.7 years.
The total tax benefit recognized related to the delivered RSUs for the years ended December 31, 2023, 2022 and 2021, was $2.2 million, $0.9 million and $1.3 million, respectively.
On January 15, 2024, the Company granted 1.4 million liability-classified RSUs that vest on April 15, 2024.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share amounts and where otherwise noted)
14. Debt
The table below summarizes the outstanding debt balance as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022
Senior loan	$389,000	$393,000
Less: debt issuance costs	(4,273)	(5,373)
Total debt	$384,727	$387,627
Maturities of debt for the next five years and thereafter are as follows:

Year Ended December 31,
2024	4,000
2025	4,000
2026	4,000
2027	4,000
2028	373,000
Thereafter	—
Total	$389,000
Senior Loan
On January 2, 2014, the Company entered into a senior secured term loan facility (“Senior Loan”) which was subsequently amended through several debt modifications.
On February 24, 2021, the Company completed an amendment and extension of its Senior Loan to further extend the maturity (“Amended Credit Agreement”). Approximately $290.0 million of the aggregate principal amount of the Senior Loan was extended from a maturity date of March 29, 2025 to a maturity date of February 24, 2028. Concurrently with the effectiveness of the Amended Credit Agreement, the Company made a voluntary prepayment on the Senior Loan in an aggregate principal amount of $50.3 million. On June 23, 2021, the Company further amended its Senior Loan to increase the aggregate principal amount from $290.0 million to $400.0 million (as extended and increased, the “2028 Term Loans”). The Company capitalized $0.9 million and $2.2 million of debt issuances costs related to payments to lenders in connection with the amendments and extension of its Senior Loan in February and June 2021, respectively, which were recorded within debt in the Consolidated Statements of Financial Condition. As a result of the prepayment in February 2021, the Company recorded an expense of $0.7 million related to the acceleration of deferred debt issuance costs, which was recorded within other income (expense) in the Consolidated Statements of Income (Loss) for the year ended December 31, 2021. The Company also expensed $2.6 million of third-party costs related to the amendment, which was recorded within general, administrative and other in the Consolidated Statements of Income (Loss) for the year ended December 31, 2021.
Since and beginning on June 30, 2021, quarterly principal payments of $1.0 million are required to be made toward the 2028 Term Loans (less any reduction for prior or future voluntary or mandatory prepayments of principal). Through June 30, 2023, the 2028 Term Loans had an interest rate of 2.50% over the LIBOR, subject to a 0.50% LIBOR floor. On June 29, 2023 the Company entered into Amendment No. 7 to the Credit Agreement to incorporate changes for the contemplated transition to the Term Secured Overnight Financing Rate (“Term SOFR”), and on July 1, 2023, in conjunction with a Benchmark Transition Event, the interest rate defaulted to the Term SOFR plus a Benchmark Replacement Adjustment of 0.11% as recommended by the Relevant Governmental Body (all terms as defined in the Amended Credit Agreement).
In addition to the scheduled principal repayments, the Company is required to offer to make prepayments of Consolidated Excess Cash Flow (“Cash Flow Payments”) no later than five days following the date the quarterly financial statements are due if the leverage ratio exceeds certain thresholds in the Amended Credit Agreement. The Cash Flow Payments

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

were calculated as defined in the Senior Loan agreement based on a percentage of calculated excess cash. During the years ended December 31, 2023, 2022 and 2021, the Company was not required to offer to make any Cash Flow Payments.
As of December 31, 2023 and 2022, $389.0 million and $393.0 million of 2028 Term Loans were outstanding, respectively, with weighted average interest rates of 7.59% and 4.27% for the years ended December 31, 2023 and 2022, respectively.
Under the credit and guaranty agreement governing the terms of the Senior Loan, the Company must maintain certain leverage and interest coverage ratios. The credit and guaranty agreement also contains other covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur debt and restrict the Company and its subsidiaries ability to merge or consolidate, or sell or convey all or substantially all of the Company’s assets. As of December 31, 2023 and 2022, the Company was in compliance with all covenants.
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
Credit Facility
Concurrent with the issuance of the Senior Loan, the Company entered into a $50.0 million revolving credit facility (“Credit Facility”). The Credit Facility matures on February 24, 2026 and carries an unused commitment fee that is paid quarterly. There were no outstanding borrowings related to the Credit Facility as of each of December 31, 2023 and 2022.
Other
Certain subsidiaries of the Company agree to jointly and severally guarantee, as primary obligors and not merely as surety guarantees the obligations of their parent entity, GCMH.
Amortization of deferred debt issuance costs was $1.1 million, $1.1 million and $1.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. These amounts are recorded within interest expense in the Consolidated Statements of Income (Loss).
The carrying value of the Senior Loan, excluding the unamortized debt issuance costs presented as a reduction to the principal balance approximated the fair value as of December 31, 2023 and December 31, 2022. As the Senior Loan was not accounted for at fair value, it was not included in the Company’s fair value hierarchy in Note 6, however had it been included, it would have been classified in Level 2.
15. Interest Rate Derivatives
The Company has entered into various derivative agreements with financial institutions to hedge interest rate risk related to its outstanding debt. The Company had the following interest rate derivative recorded within accrued expenses and other liabilities as of December 31, 2023 and 2022 in the Consolidated Statements of Financial Condition.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

Derivative	Notional Amount	Fair Value as of December 31, 2023	Fair Value as of December 31, 2022	Fixed Rate Paid	Floating Rate Received	Effective Date(2)	Maturity Date
Interest rate swap	$300,000	$(7,469)	$(6,473)	4.37%	1 month Term SOFR(1)	November 2022	February 2028
____________
(1)Floating rate received subject to a 0.50% Floor. Refer to Note 14 regarding the interest rate on the outstanding debt for the July 1, 2023 Benchmark Transition Event. The floating rate received under the interest rate swap also defaulted to Term SOFR plus a Benchmark Replacement Adjustment concurrent with the Benchmark Transition Event.
(2)Represents the date at which the derivative is in effect and the Company is contractually required to begin payment of interest under the terms of the agreement.
A rollforward of the amounts in accumulated other comprehensive income (loss) (“AOCI”) related to interest rate derivatives designated as cash flow hedges is as follows:

	Year Ended December 31,
	2023	2022	2021
Derivative gain (loss) at beginning of period	$29,130	$(3,622)	$(11,163)
Amount recognized in other comprehensive income[1]	1,536	27,285	540
Amount reclassified from accumulated other comprehensive income (loss) to interest expense	(8,860)	5,467	7,001
Derivative gain (loss) at end of period	21,806	29,130	(3,622)
Less: gain (loss) attributable to noncontrolling interests in GCMH	18,267	24,204	(2,959)
Derivative gain (loss) at end of period, net	$3,539	$4,926	$(663)
_____________
(1)Net of tax provision (benefit) of $(0.4) million, $2.6 million for the years ended December 31, 2023, and 2022, respectively, and an immaterial tax impact for the year ended December 31, 2021.
In February 2021, the Company terminated derivative instruments which were entered into in 2017 and 2018. Prior to termination, certain derivative instruments did not qualify for hedge accounting due to floor rate mismatches and as a result, all changes in fair value for those derivative instruments were reflected within other income (expense) in the Consolidated Statements of Income (Loss). The amounts previously recorded as hedges in AOCI will remain in AOCI and are recorded in interest expense within the Consolidated Statements of Comprehensive Income (Loss) over the original life of the swaps. Prior to terminating the instruments in February 2021, the Company recognized a gain of $1.9 million related to interest rate contracts not designated as hedging instruments, which was recorded within other income (expense) in the Consolidated Statements of Income (Loss) for the year ended December 31, 2021.
Effective on March 1, 2021, the Company entered into a swap agreement (“2028 Swap Agreement”) to hedge interest rate risk related to payments made during the extended maturity of the 2028 Term Loans that had a notional amount of $232.0 million. Effective on July 1, 2021, the Company entered into a swap agreement (“2028 Incremental Swap Agreement”) to hedge interest rate risk related to payments made for the increase in aggregate principal amount of the Incremental 2028 Term Loans that had a notional amount of $68.0 million. The 2028 Swap Agreement, the 2028 Incremental Swap Agreement and Incremental 2028 Term Loans had a 0.50% LIBOR floor. The 2028 Swap Agreement and 2028 Incremental Swap Agreement were determined to be effective cash flow hedges at inception based on a comparison of critical terms.
In October 2022, the Company terminated the 2028 Swap Agreement and 2028 Incremental Swap Agreement effective on November 1, 2022. The Company received $40.3 million of cash for the fair market value of the interest rate swaps at termination. The amount previously recorded as a hedge in AOCI will remain in AOCI and will be recorded in interest expense within the Consolidated Statements of Comprehensive Income (Loss) over the original life of the swaps.
The Company reclassified $6.7 million, $4.2 million and $4.6 million for the years ended December 31, 2023, 2022 and 2021, respectively, from AOCI to interest expense relating to the derivative instruments terminated that initially qualified for

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)
hedge accounting. The net impact of these reclassifications decreased interest expense for the year ended December 31, 2023 and increased interest expense for each of the years ended December 31, 2022 and 2021.
Effective on November 1, 2022, the Company entered into a swap agreement to hedge interest rate risk related to payments made for the 2028 Term Loans that has a notional amount of $300 million and a fixed rate of 4.37%. The swap agreement and the 2028 Term Loans had a 0.50% LIBOR floor through June 30, 2023 and defaulted to Term SOFR plus a Benchmark Replacement Adjustment on July 1, 2023 at the Benchmark Transition Event as discussed in Note 14. The swap was determined to be an effective cash flow hedge at inception based on a comparison of critical terms and remained an effective cash flow hedge at and following the Benchmark Transition Event.
The fair values of the interest rate swaps are based on observable market inputs and represent the net amount required to terminate the positions, taking into consideration market rates and non-performance risk. Refer to Note 6 for additional information.
During the next twelve months, the Company expects to reclassify approximately $8.9 million from AOCI to interest expense (which will decrease interest expense), including the impact of the swap terminations.
16. Accrued Expenses and Other Liabilities
A summary of accrued expenses and other liabilities as of December 31, 2023 and 2022 is as follows:

	As of December 31,
	2023	2022
Carried interest payable	$332	$250
Deferred revenue	8,795	8,972
Clawback obligation	200	200
Derivative liability	7,469	6,473
Other liabilities	14,417	11,345
Total accrued expenses and other liabilities	$31,213	$27,240
17. Commitments and Contingencies
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
The components of operating lease expense recorded within general, administrative and other in the Consolidated Statements of Income (Loss) were as follows:

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

	Years Ended December 31,
	2023	2022
Operating lease cost(1)	$8,874	$7,514
Variable lease cost(2)	4,458	4,112
Less: sublease income	179	193
Total lease cost	$13,153	$11,433
____________
(1)Includes $0.3 million of short term lease expense for each of the years ended December 31, 2023 and 2022.
(2)Includes common area maintenance charges and other variable costs not included in the measurement of ROU assets and lease liabilities.
The following table summarizes cash flows and other supplemental information related to our operating leases:

	Years Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$8,613	$8,813
Non-cash ROU assets obtained in exchange for new and extended operating leases	$34,116	$693
Weighted average remaining lease term in years	13.1 years	2.9 years
Weighted average discount rate	6.1%	4.1%
As of December 31, 2023 the maturities of operating lease liabilities were as follows:

Year Ended December 31,
2024	$4,349
2025	7,456
2026	5,785
2027	4,001
2028	4,001
Thereafter	49,667
Total lease payments	$75,259
Less: tenant improvement allowance	(7,049)
Less: imputed interest	(26,729)
Total operating lease liabilities	$41,481
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
The Company had $85.6 million and $88.9 million of unfunded investment commitments as of December 31, 2023 and 2022, respectively, representing general partner capital funding commitments to several of the GCM Funds.

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
18. Related Parties
In regard to the following related party disclosures, the Company’s management cannot be sure that such transactions or arrangements would be the same to the Company if the parties involved were unrelated and such differences could be material.
The Company provides certain employees partnership interest awards which are paid or settled by Holdings, Holdings II and Management LLC. Refer to Note 12 for further details.
The Company has a sublease agreement with Holdings. Because the terms of the sublease are identical to the terms of the original lease, there is no impact to net income in the Consolidated Statements of Income (Loss) or Consolidated Statements of Cash Flows.
The Company incurs certain costs, primarily related to accounting, client reporting, investment-decision making and treasury-related expenditures, for which it receives reimbursement from the GCM Funds in connection with its performance obligations to provide investment management services. The Company also incurs certain costs, primarily related to employee benefits and travel, for which it receives reimbursement from Holdings. Due from related parties in the Consolidated Statements of Financial Condition includes net receivables from GCM Funds of $13.5 million and $13.1 million as of December 31, 2023 and 2022, respectively, and from Holdings of less than $0.1 million as of December 31, 2023 and 2022, paid on behalf of affiliated entities that are reimbursable to the Company.
Our executive officers, senior professionals, and certain current and former employees and their families invest on a discretionary basis in GCM Funds, and such investments are generally not subject to management fees and performance fees. As of December 31, 2023 and 2022, such investments and future commitments were $377.5 million and $366.2 million in aggregate, respectively.
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
From time to time, certain of the Company’s executive officers utilize a private business aircraft, including an aircraft wholly owned or controlled by members of Holdings. Additionally, the Company arranges for the use of the private business

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

aircraft through a number of charter services, including entities predominantly or wholly owned or controlled by members of Holdings. The Company paid, net of reimbursements, approximately $3.4 million, $2.4 million and $1.0 million for the years ended December 31, 2023, 2022 and 2021, respectively, to utilize aircraft and charter services wholly owned or controlled by members of Holdings, which is recorded within general, administrative and other in the Consolidated Statements of Income (Loss).
19. Income Taxes
The provision for income taxes for the years ended December 31, 2023, 2022 and 2021 consist of the following:

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$(282)	$(206)	$1,970
State and local	3,309	2,137	2,155
Foreign	1,839	1,837	1,176
Total current provision for income taxes	$4,866	$3,768	$5,301
Deferred:
Federal	$3,730	$4,208	$4,428
State and local	(886)	1,838	1,364
Foreign	(18)	(203)	(100)
Total deferred income taxes expense	2,826	5,843	5,692
Total provision for income taxes	$7,692	$9,611	$10,993
A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Statutory U.S. federal income tax rate	21%	21%	21%
State and local income taxes	(17)%	3%	2%
Impact of noncontrolling interests	(37)%	(15)%	(17)%
Foreign income taxes	(8)%	2%	1%
Change in tax rates	6%	1%	—%
Provision-to-return adjustments	2%	—%	—%
Change in fair value of warrant liabilities	1%	(2)%	—%
Change in valuation allowance	(4)%	2%	—%
Tax receivable agreement liability expense	(2)%	—%	—%
Other	2%	(1)%	—%
Effective income tax rate	(36)%	11%	7%
Deferred tax assets and liabilities are recorded net within deferred tax assets, net in the Company’s Consolidated Statements of Financial Condition. Details of the Company’s deferred tax assets and liabilities are as follows:

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted

	As of December 31,
	2023	2022
Investment in GCMH	$92,656	$92,695
Unrealized gains and losses	2,437	2,041
Intangibles and other	2,423	934
Total deferred tax assets (before valuation allowance)	97,516	95,670
Valuation allowance	(38,122)	(35,229)
Total deferred tax assets	$59,394	$60,441

Right-of-use asset	$(1,096)	$(121)
Total deferred tax liabilities	$(1,096)	$(121)

Deferred tax assets, net	$58,298	$60,320
GCMG’s sole material asset is its investment in GCMH, which is treated as a partnership for U.S. federal income tax purposes and for purposes of certain jurisdictional income taxes. GCMH’s net taxable income and any related tax credits are passed through to its partners and are included in the partners’ tax returns, even though such net taxable income or tax credits may not have actually been distributed. While GCMG consolidates GCMH for financial reporting purposes, GCMG will be taxed on its share of earnings of GCMH not attributed to the noncontrolling interest holders, which will continue to bear their share of income tax on allocable earnings of GCMH. The income tax burden on the earnings taxed to the noncontrolling interest holders is not reported by the Company in its consolidated financial statements under GAAP. As a result, the Company’s effective tax rate differs materially from the statutory rate. The primary factors impacting the effective tax rate are the allocation of income (loss) to noncontrolling interest as well as state and foreign income taxes paid at the partnership level that are included in income tax expenses.

GCMG has recorded a valuation allowance of approximately $38.1 million and $35.2 million as of December 31, 2023 and 2022, respectively, which is primarily related to its outside partnership basis of its investment in GCMH for the amount of the deferred tax asset that is not expected to be realized.
The Company analyzes its tax filing positions in all U.S. federal, state, local and foreign tax jurisdictions where it is required to file income tax returns, as well for all open tax years in these jurisdictions. As of December 31, 2023, the Company has examined all open tax years and major jurisdictions and determined there is no tax liability resulting from unrecognized tax benefits related to uncertain tax positions taken or expected to be taken in future tax returns. The Company is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits, if any, within income taxes in the Consolidated Statements of Income (Loss). Accrued interest and penalties, if any, would be included within accrued expenses and other liabilities in the Consolidated Statements of Financial Condition.
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of December 31, 2023, tax years for 2023, 2022, 2021 and 2020 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2023, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before 2020.
In December 2021, the Organization for Economic Co-operation and Development (“OECD”) introduced a new global minimum tax of 15% on multi-national entities with global revenues in excess of €750 million, several foreign jurisdictions being effective on January 1, 2024. As of December 31, 2023, the Company’s global revenues were below the threshold, and as such, these rules currently do not have an impact on the Company’s Consolidated Financial Statements. The Company will continue to monitor the legislation for potential impacts.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

20. Earnings (Loss) Per Share
The following is a reconciliation of basic and diluted earnings (loss) per share for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Numerator for earnings (loss) per share calculation:
Net income attributable to GCM Grosvenor Inc., basic	$12,774	$19,820	$21,482
Exercise of private warrants	—	—	(382)
Exercise of public warrants	—	—	(1,126)
Exchange of Partnership units	(65,812)	33,209	33,252
Net income (loss) attributable to common stockholders, diluted	(53,038)	53,029	53,226

Denominator for earnings (loss) per share calculation:
Weighted-average shares, basic	43,198,517	43,872,300	43,765,651
Exercise of private warrants - incremental shares under the treasury stock method	—	—	90,062
Exercise of public warrants - incremental shares under the treasury stock method	—	—	691,396
Exchange of Partnership units	144,235,246	144,235,246	144,235,246
Assumed vesting of RSUs - incremental shares under the treasury stock method	—	460,446	277,019
Weighted-average shares, diluted	187,433,763	188,567,992	189,059,374

Basic EPS
Net income attributable to common stockholders, basic	$12,774	$19,820	$21,482
Weighted-average shares, basic	43,198,517	43,872,300	43,765,651
Net income per share attributable to common stockholders, basic	$0.30	$0.45	$0.49

Diluted EPS
Net income (loss) attributable to common stockholders, diluted	$(53,038)	$53,029	$53,226
Weighted-average shares, diluted	187,433,763	188,567,992	189,059,374
Net income (loss) per share attributable to common stockholders, diluted	$(0.28)	$0.28	$0.28
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

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

	Year Ended December 31,
	2023	2022	2021
Public warrants	16,784,970	16,784,970	—
Private warrants	900,000	900,000	—
Unvested RSUs under the treasury stock method	808,716	—	—
21. Regulatory and Net Capital Requirements
We are required to maintain minimum net capital balances for regulatory purposes for certain of our foreign subsidiaries as well as for our U.S. broker-dealer subsidiary. These net capital requirements are met by retaining cash. The Company's U.S. registered broker-dealer is subject to the SEC’s Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, as defined, shall not exceed 15 to 1. As of December 31, 2023, the Company's U.S. registered broker-dealer had net capital, as defined under Rule 15c3-1, of $0.6 million and excess net capital of $0.6 million. The ratio of aggregate indebtedness to net capital was 0.23 to 1. As of December 31, 2023, all regulated entities and the broker-dealer subsidiary are in compliance with regulatory requirements.
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
22. Subsequent Event
On February 8, 2024, GCM Grosvenor’s Board of Directors declared a quarterly dividend of $0.11 per share of Class A common stock to record holders as of the close of business on March 1, 2024. The payment date will be March 15, 2024.

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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.
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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Attestation Report of the Independent Registered Public Accounting Firm
Ernst & Young LLP, our independent registered public accounting firm, has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K and issued its report on the effectiveness of our internal control over financial reporting as of December 31, 2023, which is included in Item 8 herein.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Arrangement
During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
The remaining information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2023.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2023.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2023.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2023.

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
		10-K/A	001-39716	10.10	05/10/21

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.13†	Amendment No. 6, dated as of June 23, 2021, to the Credit Agreement, dated as of January 2, 2014, among Grosvenor Capital Management Holdings, LLLP, as borrower, Grosvenor Holdings, L.L.C., Grosvenor Holdings II, L.L.C., GCM Grosvenor Management, LLC, GCM Grosvenor Holdings, LLC, GCM, L.L.C., the several lenders from time to time parties thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and swingline lender	8-K	001-39716	10.1	06/24/21
10.14†	Amendment No. 7, dated as of June 29, 2023, to the Credit Agreement, dated as of January 2, 2014, among Grosvenor Capital Management Holdings, LLLP, as borrower, Grosvenor Holdings, L.L.C., Grosvenor Holdings II, L.L.C., GCM Grosvenor Management, LLC, GCM Grosvenor Holdings, LLC, GCM, L.L.C., the several lenders from time to time parties thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent	10-Q	001-39716	10.5	08/09/23
10.15#	Third Amended and Restated Employment Agreement, Dated August 2, 2020, by and Among Michael J. Sacks, Grosvenor Capital Management, L.P. and Grosvenor Capital Management Holdings, LLLP	S-4	333-242297	10.15	09/18/20
10.16#	Amended and Restated Employment and Non-Competition Agreement, Dated July 29, 2020, by and Between Grosvenor Capital Management, L.P. and Jonathan R. Levin	S-4	333-242297	10.16	09/18/20
10.17#	Employment and Protective Covenants Agreement, by and between Sandra Hurse and Grosvenor Capital Management, L.P	S-4	333-242297	10.17	10/05/20
10.18#	Amendment to Employment and Protective Covenants Agreement, by and between Sandra Hurse and Grosvenor Capital Management, L.P.	10-K/A	001-39716	10.18	05/10/21
10.19#	Amended and Restated Employment and Protective Covenants Agreement, by and Between Grosvenor Capital Management, L.P. and Frederick E. Pollock	S-4	333-242297	10.19	10/05/20
10.20#	Amendment to Employment and Protective Covenants Agreement, by and between Frederick E. Pollock and Grosvenor Capital Management, L.P.	10-K/A	001-39716	10.22	05/10/21
10.21#	Second Amendment to Amended and Restated Employment and Protective Covenants Agreement, by and between Frederick E. Pollock and Grosvenor Capital Management, L.P.	10-K/A	001-39716	10.23	05/10/21
10.22#	Second Amended and Restated Employment and Protective Covenants Agreement, by and Between Grosvenor Capital Management, L.P. and Frederick E. Pollock	10-Q	001-39716	10.1	05/10/23
10.23#	First Amended and Restated Employment and Protective Covenants Agreement, effective January 1, 2021, by and between Grosvenor Capital Management, L.P. and Pamela L. Bentley	8-K	001-39716	10.1	01/04/21
10.24	Form of Subscription Agreement, by and between GCM Grosvenor Inc. and the undersigned subscriber party thereto	10-Q	001-39716	10.1	11/20/20
10.25	Sponsor Support Agreement, dated as of August 2, 2020, by and among CF Finance Acquisition Corp., Grosvenor Capital Management Holdings, LLLP, Grosvenor Holdings, L.L.C. and CF Finance Holdings, LLC	8-K/A	001-38759	10.2	08/04/20

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.26	Forward Purchase Contract, dated December 12, 2018, by and between CF Finance Acquisition Corp. and CF Finance Holdings LLC.	8-K	001-38759	10.4	12/17/18
10.27	Amendment No. 1 to Forward Purchase Contract, dated August 2, 2020, by and between CF Finance Acquisition Corp. and CF Finance Holdings LLC	8-K/A	001-38759	10.1	08/4/20
10.28	Form of Indemnification Agreement	8-K	001-39716	10.5	11/20/20
10.29#	GCM Grosvenor Deferred Compensation Plan	S-4	333-242297	10.20	09/18/20
10.30#	GCM Grosvenor 2018 Asset Pool Award Plan	S-4	333-242297	10.21	09/18/20
10.31#	GCM Grosvenor 2017 Asset Pool Award Plan	S-4	333-242297	10.22	09/18/20
10.32#	GCM Grosvenor Inc. 2020 Incentive Award Plan	S-8	333-251110	99.1	12/04/20
10.33#	Form of Employee Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement pursuant to GCM Grosvenor Inc. 2020 Incentive Award Plan	10-Q	001-39716	10.1	05/10/22
10.34#	Form of Employee Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement pursuant to GCM Grosvenor Inc. 2020 Incentive Award Plan (Settlement Options)	10-Q	001-39716	10.1	11/09/22
10.35#	Form of Non-Employee Director Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement pursuant to GCM Grosvenor Inc. 2020 Incentive Award Plan	10-Q	001-39716	10.2	05/10/22
10.36#	GCM Grosvenor Inc. Amended and Restated Incentive Award Plan	10-Q	001-39716	10.1	08/09/23
10.37#	Form of Employee Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement pursuant to GCM Grosvenor Inc. Amended and Restated Incentive Award Plan	10-Q	001-39716	10.2	08/09/23
10.38#	Form of Employee Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement pursuant to GCM Grosvenor Inc. Amended and Restated Incentive Award Plan (Settlement Options)	10-Q	001-39716	10.3	08/09/23
10.39#	Form of Non-Employee Director Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement pursuant to GCM Grosvenor Inc. Amended and Restated Incentive Award Plan	10-Q	001-39716	10.4	08/09/23
10.40#	Grosvenor Capital Management, L.P. OCF III Bonus Plan	S-4	333-242297	10.23	09/18/20
10.41#	Grosvenor Capital Management, L.P. OCF IV Bonus Plan	S-4	333-242297	10.24	09/18/20
10.42#	GCM Grosvenor Inc. Non-Employee Director Compensation Policy (effective as of January 1, 2023)	10-K	001-39716	10.41	02/23/23
10.43	Office Lease, dated December 17, 2004, between LaSalle Bank National Association and Grosvenor Capital Management, L.P.	S-4	333-242297	10.37	10/09/20
10.44	First Amendment to Office Lease, dated May 31, 2007	S-4	333-242297	10.38	10/09/20
10.45	Second Amendment to Office Lease, dated July 1, 2008	S-4	333-242297	10.39	10/09/20
10.46	Third Amendment to Office Lease, dated August 31, 2009	S-4	333-242297	10.40	10/09/20
10.47	Fourth Amendment to Office Lease, dated September 1, 2011	S-4	333-242297	10.41	10/09/20
10.48	Fifth Amendment to Office Lease, dated May 31, 2012	S-4	333-242297	10.42	10/09/20
10.49	Sixth Amendment to Office Lease, dated January 18, 2013	S-4	333-242297	10.43	10/09/20

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.50	Seventh Amendment to Office Lease, dated November 30, 2017	S-4	333-242297	10.44	10/09/20
10.51	Eighth Amendment to Office Lease, dated December 26, 2019	S-4	333-242297	10.45	10/09/20
10.52	Ninth Amendment to Office Lease, dated May 16, 2023	10-Q	001-39716	10.6	08/09/23
21.1	List of subsidiaries of GCM Grosvenor Inc.					*
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					*
31.1	Chief Executive Officer Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002					*
31.2	Chief Financial Officer Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002					*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					**
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					**
97.1	Policy for Recovery of Erroneously Awarded Compensation					*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
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

GCM GROSVENOR INC.
Date: February 29, 2024	By:	/s/ Michael J. Sacks
Michael J. Sacks
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael J. Sacks	Chairman of the Board and Chief Executive Officer	February 29, 2024
Michael J. Sacks	(principal executive officer)
/s/ Jonathan Levin	President and Director	February 29, 2024
Jonathan Levin
/s/ Pamela L. Bentley	Chief Financial Officer	February 29, 2024
Pamela L. Bentley	(principal financial officer)
/s/ Kathleen P. Sullivan	Chief Accounting Officer	February 29, 2024
Kathleen P. Sullivan	(principal accounting officer)
/s/ Angela Blanton	Director	February 29, 2024
Angela Blanton
/s/ Francesca Cornelli	Director	February 29, 2024
Francesca Cornelli
/s/ Stephen Malkin	Director	February 29, 2024
Stephen Malkin
/s/ Blythe Masters	Director	February 29, 2024
Blythe Masters
/s/ Samuel C. Scott III	Director	February 29, 2024
Samuel C. Scott III