Form 10-Q
period 2024-03-31
GCM Grosvenor Inc.
filed 2024-05-08
CIK 1819796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 3, 2024, there were 44,223,213 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding and 144,235,246 shares of the registrant’s Class C common stock, par value $0.0001 per share, outstanding.

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
•“GCMH Equityholders” are to Holdings, Management LLC, Holdings II and GCM Progress Subsidiary LLC;
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
•“Transaction Agreement” are to the definitive transaction agreement, dated as of August 2, 2020, by and among CF Finance Acquisition Corp., a Delaware corporation, IntermediateCo, CF Finance Holdings, LLC, a Delaware limited liability company, GCMH, the GCMH Equityholders, GCMH GP, L.L.C., GCM V and us; and
•“TRA Parties” are to the GCMH LLLP Equityholders, and their successors and assigns with respect to the Tax Receivable Agreement (“TRA”).

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

The forward-looking statements in this Quarterly Report on Form 10-Q are only current expectations and predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the historical performance of GCM Grosvenor’s funds may not be indicative of GCM Grosvenor’s future results; risks related to redemptions and termination of engagements; the variable nature of GCM Grosvenor’s revenues; competition in GCM Grosvenor’s industry; effects of government regulation or compliance failures; market, geopolitical and economic conditions, identification and availability of suitable investment opportunities; risks related to the performance of GCM Grosvenor’s investments; and the other important factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and other filings with the Securities and Exchange Commission. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GCM Grosvenor Inc.
Condensed Consolidated Statements of Financial Condition
(In thousands, except share and per share amounts)

	As of
	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and cash equivalents	$41,863	$44,354
Management fees receivable	18,165	24,996
Incentive fees receivable	14,151	27,371
Due from related parties	10,285	13,581
Investments	248,433	240,202
Premises and equipment, net	13,165	7,378
Lease right-of-use assets	39,459	38,554
Intangible assets, net	2,298	2,627
Goodwill	28,959	28,959
Deferred tax assets, net	58,772	58,298
Other assets	21,754	18,623
Total assets	497,304	504,943
Liabilities and Equity (Deficit)
Accrued compensation and benefits	76,859	98,561
Debt	384,000	384,727
Payable to related parties pursuant to the tax receivable agreement	53,759	53,759
Lease liabilities	43,197	41,481
Warrant liabilities	8,575	6,431
Accrued expenses and other liabilities	31,785	31,213
Total liabilities	598,175	616,172
Commitments and contingencies (Note 13)

Preferred stock, $0.0001 par value, 100,000,000 shares authorized, none issued	—	—
Class A common stock, $0.0001 par value, 700,000,000 authorized; 42,996,776 and 42,988,563 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	4	4
Class B common stock, $0.0001 par value, 500,000,000 authorized, none issued	—	—
Class C common stock, $0.0001 par value, 300,000,000 authorized; 144,235,246 issued and outstanding as of March 31, 2024 and December 31, 2023	14	14
Additional paid-in capital	4,817	1,936
Accumulated other comprehensive income	2,973	2,630
Retained earnings	(34,201)	(32,218)
Total GCM Grosvenor Inc. deficit	(26,393)	(27,634)
Noncontrolling interests in subsidiaries	57,588	59,757
Noncontrolling interests in GCMH	(132,066)	(143,352)
Total deficit	(100,871)	(111,229)
Total liabilities and equity (deficit)	$497,304	$504,943

See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Income (Loss)
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenues
Management fees	$95,885	$92,245
Incentive fees	10,118	5,815
Other operating income	2,863	1,056
Total operating revenues	108,866	99,116
Expenses
Employee compensation and benefits	99,647	86,224
General, administrative and other	25,179	25,779
Total operating expenses	124,826	112,003
Operating loss	(15,960)	(12,887)
Investment income	5,677	6,324
Interest expense	(5,923)	(6,655)
Other income	553	714
Change in fair value of warrant liabilities	(2,144)	(2,221)
Net other expense	(1,837)	(1,838)
Loss before income taxes	(17,797)	(14,725)
Provision for income taxes	1,110	422
Net loss	(18,907)	(15,147)
Less: Net income attributable to noncontrolling interests in subsidiaries	1,302	2,773
Less: Net loss attributable to noncontrolling interests in GCMH	(22,333)	(16,690)
Net income (loss) attributable to GCM Grosvenor Inc.	$2,124	$(1,230)

Earnings (loss) per share of Class A common stock:
Basic	$0.05	$(0.03)
Diluted	$(0.13)	$(0.10)
Weighted average shares of Class A common stock outstanding:
Basic	43,670,260	42,380,335
Diluted	187,905,506	186,615,581
See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(18,907)	$(15,147)
Other comprehensive income (loss), net of tax:
Net change in cash flow hedges	3,201	(5,743)
Foreign currency translation adjustment	(678)	(58)
Total other comprehensive income (loss)	2,523	(5,801)
Comprehensive loss before noncontrolling interests	(16,384)	(20,948)
Less: Comprehensive income attributable to noncontrolling interests in subsidiaries	1,302	2,773
Less: Comprehensive loss attributable to noncontrolling interests in GCMH	(20,153)	(21,142)
Comprehensive income (loss) attributable to GCM Grosvenor Inc.	$2,467	$(2,579)
See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Equity (Deficit)
(Unaudited)
(In thousands)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Noncontrolling Interests in GCMH	Total Equity (Deficit)
Balance at December 31, 2023	$4	$14	$1,936	$(32,218)	$2,630	$59,757	$(143,352)	$(111,229)

Capital contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	396	—	396
Capital distributions paid to noncontrolling interests	—	—	—	—	—	(3,867)	—	(3,867)
Settlement of equity-based compensation in satisfaction of withholding tax requirements	—	—	(34)	—	—	—	(115)	(149)
Partners’ distributions	—	—	—	—	—	—	(7,896)	(7,896)
Deemed contributions	—	—	—	—	—	—	30,002	30,002
Net change in cash flow hedges	—	—	—	—	499	—	2,702	3,201
Translation adjustment	—	—	—	—	(156)	—	(522)	(678)
Equity-based compensation, equity-classified awards	—	—	3,221	—	—	—	10,806	14,027
Declared dividends	—	—	—	(5,465)	—	—	—	(5,465)
Deferred tax and other tax adjustments	—	—	(306)	—	—	—	—	(306)
Equity reallocation between controlling and non-controlling interests	—	—	—	1,358	—	—	(1,358)	—
Net income (loss)	—	—	—	2,124	—	1,302	(22,333)	(18,907)
Balance at March 31, 2024	$4	$14	$4,817	$(34,201)	$2,973	$57,588	$(132,066)	$(100,871)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Noncontrolling Interests in GCMH	Total Equity (Deficit)
Balance at December 31, 2022	$4	$14	$—	$(23,934)	$4,096	$67,900	$(142,086)	$(94,006)

Capital contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	167	—	167
Capital distributions paid to noncontrolling interests	—	—	—	—	—	(4,977)	—	(4,977)
Repurchase of Class A common stock	—	—	(746)	—	—	—	(2,587)	(3,333)
Settlement of equity-based compensation in satisfaction of withholding tax requirements	—	—	(848)	—	—	—	(2,946)	(3,794)
Deemed contributions	—	—	—	—	—	—	11,097	11,097
Net change in cash flow hedges	—	—	—	—	(1,335)	—	(4,408)	(5,743)
Translation adjustment	—	—	—	—	(14)	—	(44)	(58)
Equity-based compensation, equity-classified awards	—	—	2,864	—	—	—	9,945	12,809
Declared dividends	—	—	—	(5,102)	—	—	—	(5,102)
Deferred tax and other tax adjustments	—	—	13	—	—	—	—	13
Equity reallocation between controlling and non-controlling interests	—	—	—	335	—	—	(335)	—
Net income (loss)	—	—	—	(1,230)	—	2,773	(16,690)	(15,147)
Balance at March 31, 2023	$4	$14	$1,283	$(29,931)	$2,747	$65,863	$(148,054)	$(108,074)

See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(18,907)	$(15,147)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	633	675
Equity-based compensation, equity-classified awards	14,027	12,809
Deferred tax income benefit	(686)	(1,219)
Other non-cash compensation	171	584
Partnership interest-based compensation	30,002	11,097
Amortization of debt issuance costs	273	272
Amortization of terminated swap	(1,890)	(991)
Change in fair value of warrant liabilities	2,144	2,221
Change in payable to related parties pursuant to tax receivable agreement	—	(12)
Proceeds received from investments	1,908	3,030
Non-cash investment income	(5,677)	(6,324)
Non-cash lease expense	677	1,623
Other	276	316
Change in assets and liabilities:
Management fees receivable	6,809	(1,214)
Incentive fees receivable	13,220	2,151
Due from related parties	(3,296)	(390)
Other assets	2,762	1,155
Accrued compensation and employee related obligations	(22,488)	(19,010)
Lease liabilities	132	(2,024)
Accrued expenses and other liabilities	4,114	5,637
Net cash provided by (used in) operating activities	24,204	(4,761)
Cash flows from investing activities
Purchases of premises and equipment	(4,195)	(203)
Contributions/subscriptions to investments	(6,048)	(8,505)
Distributions from investments	1,586	3,970
Net cash used in investing activities	(8,657)	(4,738)
Cash flows from financing activities
Capital contributions received from noncontrolling interests	396	167
Capital distributions paid to partners and member	(7,896)	—
Capital distributions paid to noncontrolling interests	(3,867)	(4,977)
Principal payments on senior loan	(1,000)	(1,000)
Payments to repurchase Class A common stock	—	(3,333)
Settlement of equity-based compensation in satisfaction of withholding tax requirements	(149)	—
Dividends paid	(4,733)	(4,577)
Net cash used in financing activities	(17,249)	(13,720)
Effect of exchange rate changes on cash	(789)	(71)
Net decrease in cash and cash equivalents	$(2,491)	$(23,290)
Cash and cash equivalents
Beginning of period	44,354	85,163
End of period	$41,863	$61,873
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$7,821	$6,980
Cash paid during the period for income taxes, net	$1,380	$545
Supplemental disclosure of cash flow information from operating activities
Non-cash right-of-use assets obtained in exchange for new and extended operating leases	$3,155	$1,351
Non-cash adjustment to operating lease right-of-use assets from lease modification	$(60)	$—
Supplemental disclosure of cash flow information from investing activities
Non-cash premises and equipment additions in accrued expenses and other liabilities	$1,911	$—
Supplemental disclosure of non-cash information from financing activities
Deemed contributions from GCMH Equityholders	$30,002	$11,097
Establishment of deferred tax assets, net related to non-cash activities	$(306)	$13
Dividends declared but not paid	$736	$546

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
GCMG was incorporated on July 27, 2020 under the laws of the State of Delaware for the purpose of consummating the Transaction and merging with CF Finance Acquisition Corp. (“CFAC”), which was incorporated on July 9, 2014 under the laws of the State of Delaware. GCMG owns all of the equity interests of GCM Grosvenor Holdings, LLC (“IntermediateCo”), formerly known as CF Finance Intermediate Acquisition, LLC until November 18, 2020, which is the general partner of GCMH subsequent to the Transaction. GCMG’s ownership (through IntermediateCo) of GCMH as of each of March 31, 2024 and December 31, 2023 was approximately 23.0%.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all necessary adjustments (which consists of only normal recurring items) have been made to fairly present the Condensed Consolidated Financial Statements for the interim periods presented. Results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”).
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
Recently Issued Accounting Standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 scopes in entities with a single reportable segment and requires those entities to provide all disclosures required in Topic 280, requires that current annual disclosures about a reportable segment’s profit or loss and assets also be provided in interim periods and requires other various new disclosures. Enhanced reporting requirements for all entities includes disclosure of (1) significant segment expenses, (2) the title and position of the chief operating decision maker (the “CODM”) and (3) how the CODM uses disclosed measure(s) of a segment’s profit or loss in assessing segment performance and allocating resources. This guidance is effective for public entities for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. Companies are required to apply the amendments retrospectively to all prior periods presented in the financial statements and early adoption is permitted. The Company is evaluating this guidance and currently expects that adoption will result in new disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires enhanced income tax disclosure including disclosures of specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold, additional disclosures about income taxes paid, and disclosure of pre-tax income or loss from continuing operations disaggregated between domestic and foreign income or loss. This guidance is effective for public business entities for fiscal years beginning after December 15, 2024. Companies should provide the enhanced disclosures on a prospective basis, however retrospective application is

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

permitted. Early adoption is permitted for annual financial statements that have not yet been issued. The Company is evaluating this guidance and currently expects that adoption will result in enhanced income tax disclosures.
3. Revenues
For the three months ended March 31, 2024 and 2023, management fees and incentive fees consisted of the following:

	Three Months Ended March 31,
Management fees	2024	2023
Management fees, net	$91,952	$88,938
Fund expense reimbursement revenue	3,933	3,307
Total management fees	$95,885	$92,245

	Three Months Ended March 31,
Incentive fees	2024	2023
Performance fees	$5,987	$244
Carried interest	4,131	5,571
Total incentive fees	$10,118	$5,815
The Company did not recognize revenue during the three months ended March 31, 2024 and 2023 that was previously deferred.
4. Investments
Investments consist of the following:

	As of
	March 31, 2024	December 31, 2023
Equity method investments	$236,625	$228,822
Other investments	11,808	11,380
Total investments	$248,433	$240,202
As of March 31, 2024 and December 31, 2023, the Company held investments of $248.4 million and $240.2 million, respectively, of which $55.5 million and $56.1 million were owned by noncontrolling interest holders, respectively. Net income (loss) and cash flow from investments held by noncontrolling interest holders will not be attributable to the Company.
See Note 5 for fair value disclosures of certain investments held within other investments.
5. Fair Value Measurements
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis and level of inputs used for such measurements as of March 31, 2024 and December 31, 2023:

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

	Fair Value as of March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$7,918	$—	$—	$7,918
Other investments	—	—	11,621	11,621
Total assets	$7,918	$—	$11,621	$19,539

Liabilities
Public warrants	$8,057	$—	$—	$8,057
Private warrants	—	—	518	518
Interest rate derivatives	—	2,071	—	2,071
Total liabilities	$8,057	$2,071	$518	$10,646

	Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$10,282	$—	$—	$10,282
Other investments	—	—	11,192	11,192
Total assets	$10,282	$—	$11,192	$21,474

Liabilities
Public warrants	$6,042	$—	$—	$6,042
Private warrants	—	—	389	389
Interest rate derivatives	—	7,469	—	7,469
Total liabilities	$6,042	$7,469	$389	$13,900
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
Other Investments
Investments in the subordinated notes of a structured alternatives investment solution are not publicly traded and are classified as Level 3. Management determines the fair value of these other investments using a discounted cash flow analysis (“Cash Flow Analysis”), which includes assumptions regarding the expected deployment and realization timing of private investments. The position was classified as Level 3 as of March 31, 2024 and December 31, 2023 because of the use of significant unobservable inputs in the Cash Flow Analysis as follows:

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

	As of March 31, 2024		As of December 31, 2023		Impact to Valuation from an Increase in Input(2)
Significant Unobservable Inputs(1)	Range	Weighted Average	Range	Weighted Average
Discount rate(3)	26.5% – 27.5%	27.0%	26.5% - 27.5%	27.0%	Decrease
Expected remaining term (years)	8 – 12	N/A	8 – 12	N/A	Decrease
Expected return – liquid assets(4)	2.0% – 5.0%	4.3%	2.0% - 5.0%	4.3%	Increase
Expected total value to paid in capital – private assets(5)	1.55x – 2.05x	1.85x	1.55x – 2.05x	1.87x	Increase
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
The resulting fair values of $11.6 million and $11.2 million were recorded within investments in the Condensed Consolidated Statements of Financial Condition as of March 31, 2024 and December 31, 2023, respectively.
The following table presents changes in Level 3 assets measured at fair value for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$11,192	$10,007
Change in fair value	429	272
Balance at end of period	$11,621	$10,279
Public Warrants
The public warrants are valued using quoted market prices on the Nasdaq Stock Market LLC under the ticker GCMGW.
Private Warrants
The private warrants were classified as Level 3 as of March 31, 2024 and December 31, 2023 because of the use of significant unobservable inputs in the valuation, however the overall private warrant valuation and change in fair value are not material to the Condensed Consolidated Financial Statements.
The valuations for the private warrants were determined to be $0.58 and $0.43 per unit as of March 31, 2024 and December 31, 2023, respectively. The resulting fair values of $0.5 million and $0.4 million were recorded within warrant liabilities in the Condensed Consolidated Statements of Financial Condition as of March 31, 2024 and December 31, 2023, respectively. See Note 7 for additional information regarding the warrant activity.
The following table presents changes in Level 3 liabilities measured at fair value for the three months ended March 31, 2024 and 2023:

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$389	$475
Change in fair value	129	134
Balance at end of period	$518	$609
6. Equity
Shares of Common Stock Outstanding
The following table shows a rollforward of the common stock outstanding for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
	Class A common stock	Class B common stock	Class C common stock
Beginning of period	42,988,563	—	144,235,246
Net shares delivered for vested RSUs	8,213	—	—
End of period	42,996,776	—	144,235,246

	Three Months Ended March 31, 2023
	Class A common stock	Class B common stock	Class C common stock
Beginning of period	41,806,215	—	144,235,246
Repurchase of Class A shares	(415,909)	—	—
End of period	41,390,306	—	144,235,246
As of March 31, 2024, 1,497,510 RSUs were vested, but not yet delivered, and are therefore not yet included in outstanding Class A common stock. The delivery of vested RSUs will be reduced by the number of shares withheld to satisfy statutory withholding tax obligations as well as RSUs that are settled in cash.
Dividends
Dividends are reflected in the Condensed Consolidated Statements of Equity (Deficit) when declared by the Board of Directors. The table below summarizes dividends declared to date during 2024:

Declaration Date	Record Date	Payment Date	Dividend per Common Share
February 8, 2024	March 1, 2024	March 15, 2024	$0.11
May 6, 2024	June 3, 2024	June 17, 2024	$0.11
Dividend equivalent payments of $1.9 million were accrued for holders of RSUs as of March 31, 2024. Distributions to partners represent distributions made to GCMH Equityholders.
Stock Repurchase Plan
On August 6, 2021, GCMG’s Board of Directors authorized a stock repurchase plan which may be used to repurchase shares of the Company’s outstanding Class A common stock and warrants to purchase shares of Class A common stock. Class A common stock and warrants may be repurchased from time to time in open market transactions, in privately negotiated transactions, including with employees or otherwise, pursuant to the requirements of Rule 10b5-1 and Rule 10b-18 of the Exchange Act, as well as to retire (by cash settlement or the payment of tax withholding amounts upon net settlement) equity-based awards granted under our 2020 Incentive Award Plan, as amended and restated (and any successor plan thereto), with the

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

terms and conditions of these repurchases depending on legal requirements, price, market and economic conditions and other factors. The Company is not obligated under the terms of the plan to repurchase any of its Class A common stock or warrants, the program has no expiration date and the Company may suspend or terminate the program at any time without prior notice. Any shares of Class A common stock and any warrants repurchased as part of this program will be canceled. GCMG’s Board of Directors has made subsequent increases to its original stock repurchase authorization amount for shares and warrants. As of December 31, 2023, the total authorization was $115 million, excluding fees and expenses. On February 8, 2024, GCMG’s Board of Directors increased the firm's existing repurchase authorization by $25 million, from $115 million to $140 million.
During the three months ended March 31, 2024, the Company repurchased 15,470 shares for RSUs that were settled in cash, including amounts withheld in connection with the payment of tax withholding obligations, for $0.1 million, or an average of $9.66 per share. See Note 10 for additional information regarding RSUs. Other than the deemed repurchases described above, the Company did not repurchase shares of Class A common stock during the three months ended March 31, 2024. As of March 31, 2024, the Company had $65.0 million remaining under the stock repurchase plan.
In April 2024, the Company repurchased 3,021,060 shares for RSUs that were settled in cash, including amounts withheld in connection with the payment of tax withholding obligations, for $28.0 million, or an average of $9.28 per share. As of April 30, 2024, the Company had $37.0 million remaining under the stock repurchase plan.
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
No warrants were exercised or repurchased during the three months ended March 31, 2024 and 2023. The Company had 16,784,970 of public warrants and 900,000 of private warrants outstanding as of each of March 31, 2024 and December 31, 2023.
8. Variable Interest Entities
The Company consolidates certain VIEs in which it is determined that the Company is the primary beneficiary.
The Company holds variable interests in certain entities that are VIEs which are not consolidated, as it is determined that the Company is not the primary beneficiary. The Company’s involvement with such entities is generally in the form of direct equity interests in, and fee arrangements with, the entities in which it also serves as the general partner or managing member. The Company evaluated its variable interests in the VIEs and determined it is not considered the primary beneficiary of the entities primarily because it does not have interests in the entities that could potentially be significant. No reconsideration events that caused a change in the Company’s consolidation conclusions occurred during either the three months ended March 31, 2024 or the year ended December 31, 2023. As of March 31, 2024 and December 31, 2023, the total unfunded commitments from the special limited partner and general partners to the unconsolidated VIEs were $41.8 million and $42.1 million, respectively. These commitments are the primary source of financing for the unconsolidated VIEs.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

The following table sets forth certain information regarding the VIEs in which the Company holds a variable interest but does not consolidate. The assets recognized on the Company’s Condensed Consolidated Statements of Financial Condition relate to the Company’s interests in and management fees, incentive fees and third party costs receivables from these non-consolidated VIEs. The Company’s maximum exposure to loss relating to non-consolidated VIEs as of March 31, 2024 and December 31, 2023 were as follows:

	As of
	March 31, 2024	December 31, 2023
Investments	$105,252	$102,109
Receivables	6,920	16,324
Maximum exposure to loss	$112,172	$118,433
The above table includes investments in VIEs which are owned by noncontrolling interest holders of approximately $30.5 million and $30.9 million as of March 31, 2024 and December 31, 2023, respectively.
9. Employee Compensation and Benefits
For the three months ended March 31, 2024 and 2023, employee compensation and benefits consisted of the following:

	Three Months Ended March 31,
	2024	2023
Cash-based employee compensation and benefits	$37,273	$44,453
Equity-based compensation	25,470	25,793
Partnership interest-based compensation	30,002	11,097
Carried interest compensation	2,542	3,560
Cash-based incentive fee related compensation	4,189	737
Other non-cash compensation	171	584
Total employee compensation and benefits	$99,647	$86,224
Partnership Interest in Holdings, Holdings II and Management LLC
Payments and settlements for partnership interest awards to the employees are made by GCMH Equityholders. As a result, the Company records a non-cash profits interest compensation charge and an offsetting deemed contribution to equity (deficit) to reflect the payments or settlements made or owed by the GCMH Equityholders. Since payments or settlements are made by Holdings, Holdings II and Management LLC, the expense that is pushed down to GCMH and the offsetting deemed contribution are each attributed solely to noncontrolling interests in GCMH. Any liability related to the awards is recognized at Holdings, Holdings II or Management LLC as Holdings, Holdings II or Management LLC is the party responsible for satisfying the obligation, and is not shown in the Company’s Condensed Consolidated Financial Statements. The Company has recorded deemed contributions to equity (deficit) from Holdings, Holdings II and Management LLC of $30.0 million and $11.1 million for the three months ended March 31, 2024 and 2023, respectively, for partnership interest-based compensation expense which was or will ultimately be paid or settled by Holdings, Holdings II or Management LLC.
GCMH Equityholders have modified awards to certain individuals upon their voluntary retirement or intention to retire as employees. These awards generally include a stated target amount that, upon payment, terminates the recipient’s rights to future distributions and allows for a lump sum buy-out of the awards, at the discretion of the managing member of Holdings, Holdings II, and Management LLC. The awards are accounted for as partnership interest-based compensation at the present value of these expected future payments, in the period the employees accepted the offer. The Company recognized $18.5 million in partnership interest-based compensation expense related to award modifications for the three months ended March 31, 2024 and none was recognized for the three months ended March 31, 2023.
The liability associated with awards that contain a stated target has been retained by Holdings as of March 31, 2024 and December 31, 2023 and is re-measured at each reporting date, with any corresponding changes in liability being reflected as

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
employee compensation and benefits expense of the Company. No recipients had unvested stated target payments as of each of March 31, 2024 and 2023. The Company recognized partnership interest-based compensation expense of $2.4 million and $5.7 million for the three months ended March 31, 2024 and 2023, respectively, related to profits interest awards that are in substance profit-sharing arrangements.
GCMH Equityholders Awards
In the year ended December 31, 2022, GCMH Equityholders entered into agreements that will transfer equity ownership between certain existing employee members of the GCMH Equityholders (“GCMH Equityholders Awards”). The GCMH Equityholders Awards will entitle recipients to receive Class A common stock upon vesting. The non-cash awards serve to transfer equity ownership from existing GCMH Equityholders to other existing member employees upon vesting. The GCMH Equityholders Awards do not dilute Class A common stockholders and do not impact cash flows of the Company. The GCMH Equityholders Awards are accounted for under ASC 718, Compensation—Stock Compensation. The awards generally will vest in May 2025 and do not entitle the recipients to dividends or distributions made on Class A common stock during the vesting period. As such, the fair value of the GCMH Equityholders Awards is based on the closing price of Class A common stock on the accounting grant date less the present value of dividends expected to be paid during the vesting period. GCMH Equityholders can settle the awards at various dates after vesting by exchanging outstanding GCMH common units or by otherwise acquiring and delivering Class A common stock, and therefore the vesting of such awards will not dilute Class A common stockholders. As such, the expense that is pushed down to GCMH and the offsetting deemed contribution are each attributed solely to noncontrolling interests in GCMH, consistent with the accounting for payments to employees described above. The GCMH Equityholders Awards of 7,169,415 units had an aggregate grant date fair value of $53.4 million, or an average grant date fair value of $7.45 per unit. The Company recognized partnership interest-based compensation expense related to the GCMH Equityholders Awards of $5.5 million and $5.4 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, total unrecognized compensation expense related to unvested GCMH Equityholders Awards was $23.7 million and is expected to be recognized over the remaining weighted average period of 1.1 years.
Holdings Awards
On May 9, 2023, Holdings entered into amended and restated participation certificates with existing employee members (“Holdings Awards”). The Holdings Awards entitle recipients to a stated percentage, or minimum allocable share, of distributions from Holdings, as well as a profits interest with respect to net sale proceeds from dispositions of Holdings properties after certain threshold distributions to other members. Pursuant to ASC 505, the Holdings Awards will be recognized as compensation expense with a corresponding deemed contribution and are accounted for under ASC 718, Compensation—Stock Compensation as the awards have characteristics that are more akin to the risks and rewards of equity ownership in Holdings. These awards do not dilute Class A common stockholders or impact net cash flows of the Company.
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
The Holdings Awards had an aggregate grant date fair value of $155.5 million, which was partially offset when recognized in expense by $80.0 million target amounts reversed during the year ended December 31, 2023. The fair value of the Holdings Awards was determined by a third-party valuation firm utilizing a discounted cash flow analysis for the minimum allocable share and a Monte Carlo simulation valuation model for the profits interest with respect to net sale proceeds from dispositions of Holdings properties after the threshold distributions. Significant valuation inputs and assumptions included Holdings projected financial information and distributions, an estimated 10 year holding period, a 15.4% cost of equity, a 13.0% weighted average cost of capital, a 35% volatility assumption, the likelihood of a defined conversion event, a 40% discount for lack of marketability, and the fair value of reference properties that determine the threshold distributions for the profits interest with respect to net sale proceeds. The resulting fair value of the Holdings Awards is pushed down from Holdings to the Company and recorded as compensation expense. A portion of the Holdings Awards were vested upon grant, resulting in immediate expense recognition. The Company recognized partnership interest-based compensation expense related to the Holdings Awards of $3.6 million for the three months ended March 31, 2024. A portion of the Holdings Awards will vest and

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
are being expensed over a requisite service period through December 31, 2024. As of March 31, 2024, total unrecognized compensation expense related to unvested Holdings Awards was $11.2 million and is expected to be recognized over the remaining weighted average period of 0.8 years.
Other
Other consists of employee compensation and benefits expense related to deferred compensation programs and other awards that represent investments made in GCM Funds on behalf of the employees.
10. Equity-Based Compensation
In the three months ended March 31, 2024, the Company granted 2.0 million equity-classified RSUs and 1.5 million liability-classified RSUs with aggregate grant date fair values of $16.9 million and $13.2 million, respectively, to certain employees. The liability-classified RSUs are either classified as liabilities because they are required to be settled in cash or because the Company has the right to and intends to (as of the grant date or March 31, 2024, as applicable) settle the RSUs partially or wholly in cash. In the three months ended March 31, 2024, the Company reclassified 1.5 million RSUs from liability-classified to equity-classified based on management’s intent to settle the awards in shares of Class A common stock.
The majority of liability-classified awards outstanding as of December 31, 2023 were granted in October 2023, vested on March 1, 2024 and were delivered on April 15, 2024. Of the 1.5 million liability-classified RSUs granted in the three months ended March 31, 2024, 1.0 million vested and delivered on April 15, 2024. Other awards generally vest either (a) one-third at the grant date with the remainder over two years in equal annual installments or (b) over a one to three year period. Upon delivery, the Company may withhold the number of shares to satisfy the statutory withholding tax obligation and deliver the net number of resulting shares vested.
See Note 9 for additional information regarding GCMH Equityholders Awards and Holdings Awards.
A summary of non-vested equity-classified RSU activity for the three months ended March 31, 2024 is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of December 31, 2023	2,164,163	$8.51
Granted	1,971,809	8.58
Reclassified from liability-classified RSUs	1,514,764	7.94
Vested	(1,237,282)	9.05
Balance as of March 31, 2024	4,413,454	$8.20
A summary of non-vested liability-classified RSU activity for the three months ended March 31, 2024 is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of December 31, 2023	3,550,186	$7.73
Granted	1,515,093	8.68
Reclassified to equity-classified RSUs	(1,514,764)	7.94
Vested	(1,897,269)	7.65
Balance as of March 31, 2024	1,653,246	$8.49
The total grant-date fair value of RSUs that vested during the three months ended March 31, 2024 was $25.7 million. For the three months ended March 31, 2024 and 2023, $25.5 million and $25.8 million, respectively, of compensation expense related to RSUs was recorded within employee compensation and benefits in the Condensed Consolidated Statements of

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

Income (Loss). As of March 31, 2024, total unrecognized compensation expense related to unvested RSUs was $34.5 million and is expected to be recognized over the remaining weighted average period of 2.6 years.
The tax benefit related to RSUs that vested during the three months ended March 31, 2024 will be recognized in the second and third quarters of 2024 when the cash or Class A common stock is delivered.
11. Debt
The table below summarizes the outstanding debt balance as of March 31, 2024 and December 31, 2023:

	As of
	March 31, 2024	December 31, 2023
Senior loan	$388,000	$389,000
Less: debt issuance costs	(4,000)	(4,273)
Total debt	$384,000	$384,727
Maturities of debt for the next five years and thereafter as of March 31, 2024 are as follows:

Remainder of 2024	3,000
2025	4,000
2026	4,000
2027	4,000
2028	373,000
Thereafter	—
Total	$388,000
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
In addition to the scheduled principal repayments, the Company is required to offer to make prepayments of Consolidated Excess Cash Flow (“Cash Flow Payments”) no later than five days following the date the quarterly financial statements are due if the leverage ratio exceeds certain thresholds in the Amended Credit Agreement. The Cash Flow Payments

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

were calculated as defined in the Senior Loan agreement based on a percentage of calculated excess cash. During the three months ended March 31, 2024, the Company was not required to offer to make any Cash Flow Payments.
As of March 31, 2024 and December 31, 2023, $388.0 million and $389.0 million of 2028 Term Loans were outstanding, respectively, with weighted average interest rates of 7.95% and 7.03% for the three months ended March 31, 2024 and 2023, respectively.
Under the credit and guaranty agreement governing the terms of the Senior Loan, the Company must maintain certain leverage and interest coverage ratios. The credit and guaranty agreement also contains other covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur debt and restrict the Company and its subsidiaries ability to merge or consolidate, or sell or convey all or substantially all of the Company’s assets. As of March 31, 2024, the Company was in compliance with all covenants.
GCMH Equityholders and IntermediateCo have executed a pledge agreement (“Pledge Agreement”) and security agreement (“Security Agreement”) with the lenders of the Senior Loan. Under the Pledge Agreement, GCMH Equityholders and IntermediateCo have agreed to secure the obligations under the Senior Loan by pledging its interests in GCMH as collateral against the repayment of the Senior Loan, and GCMH has agreed to secure the obligations under the Senior Loan by granting a security interest in and continuing lien on the collateral described in the Security Agreement. The Pledge Agreement and Security Agreement will remain in effect until such time as all obligations relating to the Senior Loan have been fulfilled
Credit Facility
Concurrent with the issuance of the Senior Loan, the Company entered into a $50.0 million revolving credit facility (“Credit Facility”). The Credit Facility matures on February 24, 2026 and carries an unused commitment fee that is paid quarterly. There were no outstanding borrowings related to the Credit Facility as of each of March 31, 2024 and December 31, 2023.
Other
Certain subsidiaries of the Company agree to jointly and severally guarantee, as primary obligors and not merely as surety guarantees the obligations of their parent entity, GCMH.
Amortization of deferred debt issuance costs was $0.3 million for each of the three months ended March 31, 2024 and 2023. These amounts were recorded within interest expense in the Condensed Consolidated Statements of Income (Loss).
The carrying value of the Senior Loan, excluding the unamortized debt issuance costs presented as a reduction to the principal balance, approximated the fair value as of March 31, 2024 and December 31, 2023. As the Senior Loan was not accounted for at fair value, it was not included in the Company’s fair value hierarchy in Note 5, however had it been included, it would have been classified in Level 2.
12. Interest Rate Derivatives
The Company has entered into various derivative agreements with financial institutions to hedge interest rate risk related to its outstanding debt. The Company had the following interest rate derivative recorded within accrued expenses and other liabilities as of March 31, 2024 and December 31, 2023 in the Condensed Consolidated Statements of Financial Condition:

Derivative	Notional Amount	Fair Value as of March 31, 2024	Fair Value as of December 31, 2023	Fixed Rate Paid	Floating Rate Received	Effective Date(2)	Maturity Date
Interest rate swap	$300,000	$(2,071)	$(7,469)	4.37%	1 month Term SOFR(1)	November 2022	February 2028
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
A rollforward of the amounts in accumulated other comprehensive income (loss) (“AOCI”) related to interest rate derivatives designated as cash flow hedges is as follows:

	Three Months Ended March 31,
	2024	2023
Derivative gain at beginning of period	$21,806	$29,130
Amount recognized in other comprehensive income(1)	5,901	(4,639)
Amount reclassified from accumulated other comprehensive income (loss) to interest expense	(2,700)	(1,104)
Derivative gain at end of period	25,007	23,387
Less: gain attributable to noncontrolling interests in GCMH	20,969	19,796
Derivative gain at end of period, net	$4,038	$3,591
____________
(1)Net of tax provision of $0.3 million for the three months ended March 31, 2024 and an immaterial tax impact for the three months ended March 31, 2023.
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
The Company reclassified $1.9 million and $1.0 million for the three months ended March 31, 2024 and 2023, respectively, from AOCI to interest expense relating to the derivative instruments terminated that initially qualified for hedge accounting. The net impact of these reclassifications decreased interest expense for each of the three months ended March 31, 2024 and 2023.
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
The fair values of the interest rate swaps are based on observable market inputs and represent the net amount required to terminate the positions, taking into consideration market rates and non-performance risk. Refer to Note 5 for additional information.
During the next twelve months, the Company expects to reclassify approximately $9.7 million from AOCI to interest expense, which will decrease interest expense, including the impact of the swap terminations.
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

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
In January 2024, the Company executed an agreement to lease office space for its United Kingdom office. The new space will replace the Company’s existing United Kingdom office space. The Company gained access to this space in January 2024 and established the ROU asset and lease liability. Total future lease payments are expected to be $2.7 million over 5.0 years. The lease contains rent escalation clauses based on increases in base rent, real estate taxes and operating expenses and a 10 month rent concession.
The components of operating lease expense recorded within general, administrative and other in the Condensed Consolidated Statements of Income (Loss) were as follows:

	Three Months Ended March 31,
	2024	2023
Operating lease cost(1)	$2,879	$1,869
Variable lease cost(2)	1,095	1,109
Less: sublease income	66	49
Total lease cost	$3,908	$2,929
____________
(1)Includes less than $0.1 million of short term lease expense for each of the three months ended March 31, 2024 and 2023. For the three months ended March 31, 2024, includes lease cost for two offices in New York due to the build out of new office space.
(2)Includes common area maintenance charges and other variable costs not included in the measurement of ROU assets and lease liabilities.
The following table summarizes cash flows and other supplemental information related to our operating leases:

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$1,979	$2,195
Non-cash ROU assets obtained in exchange for new and extended operating leases	$3,155	$1,351
Weighted average remaining lease term in years	12.8 years	2.7 years
Weighted average discount rate	6.1%	4.9%
As of March 31, 2024, the maturities of operating lease liabilities were as follows:

Remainder of 2024	$3,168
2025	8,131
2026	6,843
2027	4,959
2028	4,754
Thereafter	49,717
Total lease payments	77,572
Less: minimum future rental payments for which the lease has not commenced	(716)
Total lease payments for which the Company has a right-of-use-asset and corresponding liability	76,856
Less: tenant improvement allowance	(7,049)
Less: imputed interest	(26,610)
Total operating lease liabilities	$43,197

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
The Company had $86.3 million and $85.6 million of unfunded investment commitments as of March 31, 2024 and December 31, 2023, respectively, representing general partner capital funding commitments to several of the GCM Funds.
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
The Company has a sublease agreement with Holdings. Because the terms of the sublease are identical to the terms of the original lease, there is no impact to net loss in the Condensed Consolidated Statements of Income (Loss) or Condensed Consolidated Statements of Cash Flows.
The Company incurs certain costs, primarily related to accounting, client reporting, investment-decision making and treasury-related expenditures, for which it receives reimbursement from the GCM Funds in connection with its performance obligations to provide investment management services. The Company also incurs certain costs, primarily related to employee benefits and travel, for which it receives reimbursement from Holdings. Due from related parties in the Condensed Consolidated Statements of Financial Condition includes net receivables from GCM Funds of $10.2 million and $13.5 million and from Holdings of less than $0.1 million as of March 31, 2024 and December 31, 2023, respectively, paid on behalf of affiliated entities that are reimbursable to the Company.
Our executive officers, senior professionals, and certain current and former employees and their families invest on a discretionary basis in GCM Funds, and such investments are generally not subject to management fees and performance fees. As of March 31, 2024 and December 31, 2023, such investments and future commitments were $405.8 million and $377.5 million in aggregate, respectively.

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
From time to time, certain of the Company’s executive officers utilize a private business aircraft, including an aircraft wholly owned or controlled by members of Holdings. Additionally, the Company arranges for the use of the private business aircraft through a number of charter services, including entities predominantly or wholly owned or controlled by members of Holdings. The Company paid, net of reimbursements, $1.4 million for the three months ended March 31, 2023 to utilize aircraft and charter services wholly owned or controlled by members of Holdings, which is recorded within general, administrative and other in the Condensed Consolidated Statements of Income (Loss). The Company had no such payments for the three months ended March 31, 2024.
In an internal restructuring effective January 1, 2024, GCMH acquired from its general partner, IntermediateCo, the equity interests in GCM, L.L.C. held by IntermediateCo for cash consideration in the amount of approximately $2.0 million. The transaction was completed in accordance with the terms of a transfer agreement. IntermediateCo, a wholly owned subsidiary of GCM Grosvenor Inc., acquired GCM, L.L.C. in connection with the Transaction for nominal consideration and continues to control GCM, L.L.C. indirectly as general partner of GCMH.
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
The Company’s effective tax rate was (6)% and (3)% for each of the three months ended March 31, 2024 and 2023, respectively. These rates were different than the statutory rate primarily due to the portion of income allocated to the noncontrolling interest holders, a valuation allowance recorded against deferred tax assets and discrete tax adjustments recorded in the periods.
As of March 31, 2024, the Company had no unrecognized tax positions and believes there will be no changes to uncertain tax positions within the next 12 months.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
16. Earnings (Loss) Per Share
The following is a reconciliation of basic and diluted earnings (loss) per share for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Numerator for earnings (loss) per share calculation:
Net income (loss) attributable to GCM Grosvenor Inc., basic	$2,124	$(1,230)
Exchange of Partnership units	(25,652)	(16,683)
Net income (loss) attributable to common stockholders, diluted	(23,528)	(17,913)

Denominator for earnings (loss) per share calculation:
Weighted-average shares, basic	43,670,260	42,380,335
Exchange of Partnership units	144,235,246	144,235,246
Weighted-average shares, diluted	187,905,506	186,615,581

Basic EPS
Net income (loss) attributable to common stockholders, basic	$2,124	$(1,230)
Weighted-average shares, basic	43,670,260	42,380,335
Net income (loss) per share attributable to common stockholders, basic	$0.05	$(0.03)

Diluted EPS
Net income (loss) attributable to common stockholders, diluted	$(23,528)	$(17,913)
Weighted-average shares, diluted	187,905,506	186,615,581
Net income (loss) per share attributable to common stockholders, diluted	$(0.13)	$(0.10)
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
The following outstanding potentially dilutive securities were excluded from the calculations of diluted earnings (loss) per share attributable to common stockholders because their impact would have been antidilutive for the periods presented:

	Three Months Ended March 31,
	2024	2023
Public warrants	16,784,970	16,784,970
Private warrants	900,000	900,000
Unvested RSUs under the treasury stock method	2,270,669	1,539,673
17. Subsequent Events
On May 6, 2024, GCMG’s Board of Directors declared a quarterly dividend of $0.11 per share of Class A common stock to record holders as of the close of business on June 3, 2024. The payment date will be June 17, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the Annual Report on Form 10-K for the fiscal year ended December 31, 2023. This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” section of Part I, Item IA in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and under the “Forward-Looking Statements” section elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.
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
We provided investment management / advisory services on assets of $78.8 billion and $76.9 billion as of March 31, 2024 and December 31, 2023, respectively.
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
Agreements generally include a clawback provision that, if triggered, would require us to return up to the cumulative amount of carried interest distributed, typically net of tax, upon liquidation of those funds, if the aggregate amount paid as carried interest exceeds the amount actually due based upon the aggregate performance of each fund. We have defined the portion to be deferred as the amount of carried interest, typically net of tax, that we would be required to return if all remaining investments had no value as of the end of each reporting period. As of March 31, 2024, deferred revenue relating to constrained realized carried interest was approximately $5.6 million.
Assets under management that are subject to carried interest, excluding investments of the firm and our professionals from which we generally do not earn incentive fees, were approximately $43.8 billion as of March 31, 2024.

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
Assets under management that are subject to performance fees, excluding investments of the firm and our professionals from which we generally do not earn incentive fees, were approximately $13.4 billion as of March 31, 2024.
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

Results of Operations
The following is a discussion of our consolidated results of operations for the three months ended March 31, 2024 and 2023. This information is derived from our accompanying Condensed Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

	Three Months Ended March 31,
	2024	2023
	(in thousands, unaudited)
Revenues
Management fees	$95,885	$92,245
Incentive fees	10,118	5,815
Other operating income	2,863	1,056
Total operating revenues	108,866	99,116
Expenses
Employee compensation and benefits	99,647	86,224
General, administrative and other	25,179	25,779
Total operating expenses	124,826	112,003
Operating loss	(15,960)	(12,887)
Investment income	5,677	6,324
Interest expense	(5,923)	(6,655)
Other income	553	714
Change in fair value of warrant liabilities	(2,144)	(2,221)
Net other expense	(1,837)	(1,838)
Loss before income taxes	(17,797)	(14,725)
Provision for income taxes	1,110	422
Net loss	(18,907)	(15,147)
Less: Net income attributable to noncontrolling interests in subsidiaries	1,302	2,773
Less: Net loss attributable to noncontrolling interests in GCMH	(22,333)	(16,690)
Net income (loss) attributable to GCM Grosvenor Inc.	$2,124	$(1,230)
Revenues

	Three Months Ended March 31,
	2024	2023
	(in thousands, unaudited)
Private markets strategies	$55,577	$51,802
Absolute return strategies	36,375	37,136
Fund expense reimbursement revenue	3,933	3,307
Total management fees	95,885	92,245
Incentive fees	10,118	5,815
Administrative fees	942	871
Other	1,921	185
Total other operating income	2,863	1,056
Total operating revenues	$108,866	$99,116
Management fees increased $3.6 million, or 4%, to $95.9 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Private markets strategies fees increased $3.8 million, or 7%, primarily due to a $1.6 million increase in private market strategies specialized funds fees and a $2.2 million increase in private markets strategies customized separate accounts fees, both as a result of capital raising and deployment. Fund expense reimbursement revenue increased $0.6 million, or 19%, to $3.9 million. These increases were partially offset by a decrease of $0.8 million, or 2%, in absolute return strategies fees primarily driven by lower FPAUM at the beginning of the three months ended March 31, 2024 compared to FPAUM at the beginning of the three months ended March 31, 2023.
Incentive fees consisted of carried interest and performance fees. Carried interest decreased $1.4 million, or 26%, to $4.1 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to lower distributions and lower carry realizations during the three months ended March 31, 2024. Performance fees increased $5.7 million to $6.0 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to fees earned from one fund with a different fiscal year than us. Performance fees are generally determined at the end of the calendar year and are generally minimal in interim periods.
Expenses
Employee Compensation and Benefits

	Three Months Ended March 31,
	2024	2023
	(in thousands, unaudited)
Cash-based employee compensation and benefits	$37,273	$44,453
Equity-based compensation	25,470	25,793
Partnership interest-based compensation	30,002	11,097
Carried interest compensation	2,542	3,560
Cash-based incentive fee related compensation	4,189	737
Other non-cash compensation	171	584
Total employee compensation and benefits	$99,647	$86,224
Employee compensation and benefits increased $13.4 million, or 16%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The overall increase was primarily driven by increases in partnership interest-based compensation and cash-based incentive fee related compensation, partially offset by a decrease in cash-based employee compensation and benefits. Partnership interest-based compensation increased $18.9 million, or 170%, due to award modifications in the first quarter of 2024 and amortization of the Holdings Awards that were granted in the second quarter of 2023 (as further described in Note 9 in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 2 of the Quarterly Report on Form 10-Q). These awards do not dilute Class A common stockholders or impact net cash flows of the Company. Cash-based incentive fee related compensation increased $3.5 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to higher performance fees during the three months ended March 31, 2024. Cash-based employee compensation and benefits decreased $7.2 million, or 16%, due to lower employer payroll taxes, severance, and bonus accruals for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Carried interest compensation decreased $1.0 million, or 29%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to lower realized carried interest during the three months ended March 31, 2024.
General, Administrative and Other
General, administrative and other of $25.2 million for the three months ended March 31, 2024 was generally consistent with the three months ended March 31, 2023.
Net Other Income (Expense)
Investment income was $5.7 million for the three months ended March 31, 2024 compared to $6.3 million for the three months ended March 31, 2023, primarily due to the change in value of private and public market investments.
Interest expense was $5.9 million for the three months ended March 31, 2024 compared to $6.7 million for the three months ended March 31, 2023. The decrease was primarily driven by a change in the amount of the amortization of realized gains on interest rate swaps that initially qualified for hedge accounting and were subsequently terminated, and partially offset by a higher effective interest rate on the Term Loan Facility principal amount outstanding during the three months ended March 31, 2024.

Other income was $0.6 million for the three months ended March 31, 2024 compared to $0.7 million for the three months ended March 31, 2023 and consisted primarily of interest income in each period.
Change in fair value of warrant liabilities of $(2.1) million for the three months ended March 31, 2024 was due to an increase in the fair value of the warrants from December 31, 2023 to March 31, 2024.
Provision for Income Taxes
Provision for income taxes primarily reflect U.S. federal and state income taxes on our share of taxable income generated by the Company, as well as local and foreign income taxes of certain of the Company’s subsidiaries.
The Company’s effective tax rate was (6)% and (3)% for the three months ended March 31, 2024 and 2023, respectively. Our overall effective tax rate was less than the statutory rate primarily due to the portion of income allocated to the noncontrolling interest holders, a valuation allowance recorded against deferred tax assets and discrete tax adjustments recorded in the periods.
Net Income (Loss) Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests in subsidiaries was $1.3 million and $2.8 million for the three months ended March 31, 2024 and 2023, respectively. The decrease for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily attributable to a decrease in income generated by our consolidated subsidiaries not wholly owned by the Company.
Net income (loss) attributable to noncontrolling interests in GCMH was $(22.3) million and $(16.7) million for the three months ended March 31, 2024 and 2023, respectively. The increase in the net loss for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily attributable to an increase in partnership-interest based compensation as described above, which was fully allocated to noncontrolling interests in GCMH, partially offset by underlying performance of GCMH.
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

	Three Months Ended March 31, 2024
(in millions, unaudited)	Private Markets Strategies	Absolute Return Strategies	Total FPAUM
Fee-paying AUM
Balance, beginning of period	$40,269	$21,414	$61,683
Contributions	1,157	417	1,574
Withdrawals	(20)	(283)	(303)
Distributions	(222)	—	(222)
Change in market value	64	913	977
Foreign exchange and other	(460)	(41)	(501)
Balance, end of period	$40,788	$22,420	$63,208
Contracted, not yet fee-paying AUM (“CNYFPAUM”) represents limited partner commitments which are expected to be invested and begin charging fees over the ensuing five years.

	As of
(in millions)	March 31, 2024	December 31, 2023
Contracted, not yet Fee-Paying AUM	$7,091	$7,304
AUM	$78,780	$76,908
Of the $7.1 billion CNYFPAUM as of March 31, 2024, approximately $2.3 billion is subject to an agreed upon fee ramp in schedule. The ramp in schedule will result in management fees being charged on approximately $0.3 billion, $0.8 billion and $1.2 billion of such amount in the remainder of 2024, in 2025, and in 2026 and beyond, respectively. Management fees will be charged on the remaining approximately $4.8 billion of CNYFPAUM as such capital is invested, which will depend on a number of factors, including the availability of eligible investment opportunities.
FPAUM increased $1.5 billion, or 2%, to $63.2 billion during the three months ended March 31, 2024, primarily due to $1.6 billion of contributions and a $1.0 billion increase in market value, partially offset by a $0.5 billion decrease for foreign exchange and other movements and $0.3 billion and $0.2 billion of withdrawals and distributions, respectively.
•Private markets strategies FPAUM increased $0.5 billion, or 1%, to $40.8 billion during the three months ended March 31, 2024, primarily due to $1.2 billion of contributions, partially offset by a $0.5 billion decrease for foreign exchange and other movements and $0.2 billion of distributions.
•Absolute return strategies FPAUM increased $1.0 billion to $22.4 billion during the three months ended March 31, 2024, primarily due to a $0.9 billion increase in market value and $0.4 billion of contributions, partially offset by $0.3 billion of withdrawals.
CNYFPAUM decreased $0.2 billion, or 3%, to $7.1 billion during the three months ended March 31, 2024 due to Contracted, not yet fee-paying AUM that became fee-paying AUM during the period partially offset by the closing of new commitments.
AUM increased $1.9 billion, or 2%, to $78.8 billion during the three months ended March 31, 2024, primarily driven by $1.5 billion increase in FPAUM, as well as mark to market increases that do not impact FPAUM.
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

Summary of Non-GAAP Financial Measures

	Three Months Ended March 31,
	2024	2023
	(in thousands, unaudited)
Revenues
Private markets strategies	$55,577	$51,802
Absolute return strategies	36,375	37,136
Management fees, net (1)	91,952	88,938
Administrative fees and other operating income	2,863	1,056
Fee-Related Revenue	94,815	89,994
Less:
Cash-based employee compensation and benefits, net (2)	(36,987)	(39,890)
General, administrative and other, net (1,3)	(19,704)	(19,727)
Fee-Related Earnings	38,124	30,377
Incentive fees:
Performance fees	5,987	244
Carried interest	4,131	5,571
Incentive fee related compensation and NCI:
Cash-based incentive fee related compensation	(4,189)	(737)
Carried interest compensation, net (4)	(2,551)	(3,217)
Carried interest attributable to noncontrolling interests	(585)	(961)
Realized investment income, net of amount attributable to noncontrolling interests in subsidiaries (5)	591	555
Interest income	579	695
Other (income) expense	(26)	17
Depreciation	305	347
Adjusted EBITDA	42,366	32,891
Depreciation	(305)	(347)
Interest expense	(5,923)	(6,655)
Adjusted Pre-Tax Income	36,138	25,889
Adjusted income taxes (6)	(8,926)	(6,266)
Adjusted Net Income	$27,212	$19,623
____________
(1)    Excludes fund reimbursement revenue of $3.9 million and $3.3 million for the three months ended March 31, 2024 and 2023, respectively.
(2)    Excludes severance expense of $0.3 million and $4.6 million for the three months ended March 31, 2024 and 2023, respectively.
(3)    Excludes amortization of intangibles of $0.3 million for each of the three months ended March 31, 2024 and 2023. Also excludes contemplated corporate transaction related costs of $0.1 million and $2.4 million for the three months ended March 31, 2024 and 2023, respectively and non-core expenses of $1.2 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively. Non-core expenses include office relocation costs of $0.9 million for the three months ended March 31, 2024.
(4)    Excludes the impact of non-cash carried interest compensation of $(0.3) million for the three months ended March 31, 2023. The net non-cash carried interest compensation for the three months ended March 31, 2024 was de minimis.
(5)    Investment income or loss is generally realized when the Company redeems all or a portion of its investment or when the Company receives or is due cash, such as a from dividends or distributions.
(6)    Represents corporate income taxes at a blended statutory rate of 24.7% and 24.2% applied to Adjusted Pre-Tax Income for the three months ended March 31, 2024 and 2023, respectively. The 24.7% and 24.2% are based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 3.7% and 3.2%, respectively.
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
The following table shows reconciliations of incentive fees to net incentive fees attributable to GCM Grosvenor for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands, unaudited)
Incentive fees:
Performance fees	$5,987	$244
Carried interest	4,131	5,571
Less incentive fees contractually owed to others:
Cash carried interest compensation	(2,542)	(3,560)
Non-cash carried interest compensation	(9)	343
Carried interest attributable to other noncontrolling interest holders	(585)	(961)
Firm share of incentive fees(1)	6,982	1,637
Less: Cash-based incentive fee related compensation	(4,189)	(737)
Net Incentive Fees Attributable to GCM Grosvenor	$2,793	$900
____________
(1) Firm share represents incentive fees net of contractual obligations but before discretionary cash-based incentive compensation.
Adjusted Pre-Tax Income, Adjusted Net Income and Adjusted EBITDA
Adjusted Pre-Tax Income, Adjusted Net Income and Adjusted EBITDA are non-GAAP measures used to evaluate our profitability.
Adjusted Pre-Tax Income represents net income attributable to GCM Grosvenor Inc. including (a) net income (loss) attributable to GCMH, excluding (b) provision for income taxes, (c) changes in fair value of derivatives and warrant liabilities, (d) amortization expense, (e) partnership interest-based and non-cash compensation, (f) equity-based compensation, including cash-settled equity awards (as we view the cash settlement as a separate capital transaction), (g) unrealized investment income, (h) changes in TRA liability and (i) certain other items that we believe are not indicative of our core performance, including charges related to corporate transactions, employee severance and office relocation costs.
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

The following table shows reconciliations of net income attributable to GCM Grosvenor Inc. and Adjusted Pre-Tax Income, Adjusted Net Income and Adjusted EBITDA for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands, unaudited)
Adjusted Pre-Tax Income & Adjusted Net Income
Net income (loss) attributable to GCM Grosvenor Inc.	$2,124	$(1,230)
Plus:
Net loss attributable to noncontrolling interests in GCMH	(22,333)	(16,690)
Provision for income taxes	1,110	422
Change in fair value of warrant liabilities	2,144	2,221
Amortization expense	328	328
Severance	286	4,563
Transaction expenses (1)	56	2,359
Changes in TRA liability and other (2)	1,003	—
Partnership interest-based compensation	30,002	11,097
Equity-based compensation	25,470	25,793
Other non-cash compensation	171	584
Less:
Unrealized investment income, net of noncontrolling interests	(4,214)	(3,901)
Non-cash carried interest compensation	(9)	343
Adjusted Pre-Tax Income	36,138	25,889
Less:
Adjusted income taxes (3)	(8,926)	(6,266)
Adjusted Net Income	$27,212	$19,623

Adjusted EBITDA
Adjusted Net Income	$27,212	$19,623
Plus:
Adjusted income taxes (3)	8,926	6,266
Depreciation expense	305	347
Interest expense	5,923	6,655
Adjusted EBITDA	$42,366	$32,891
____________

(1)    Represents 2024 and 2023 expenses related to contemplated corporate transactions.
(2)    For the three months ended March 31, 2024, includes $0.9 million of office relocation costs.
(3) Represents corporate income taxes at a blended statutory rate of 24.7% and 24.2% applied to Adjusted Pre-Tax Income for the three months ended March 31, 2024 and 2023, respectively. The 24.7% and 24.2% are based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 3.7% and 3.2%, respectively.
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
The following table shows a reconciliation of diluted weighted-average shares of Class A common stock outstanding to adjusted shares outstanding used in the computation of adjusted net income per share for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
$000, except per share amounts	2024	2023
	(in thousands, except share and per share amounts; unaudited)
Adjusted Net Income Per Share
Adjusted Net Income	$27,212	$19,623

Weighted-average shares of Class A common stock outstanding - basic	43,670,260	42,380,335
Exchange of partnership units	144,235,246	144,235,246
Weighted-average shares of Class A common stock outstanding - diluted	187,905,506	186,615,581
Effect of RSUs, if antidilutive for GAAP	2,270,669	1,539,673
Adjusted shares - diluted	190,176,175	188,155,254

Adjusted Net Income Per Share - Diluted	$0.14	$0.10
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
The following table shows reconciliations of Total Operating Revenues to Fee-Related Revenue for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands, unaudited)
Fee Related Revenue
Total Operating Revenues	$108,866	$99,116
Less:
Incentive fees	(10,118)	(5,815)
Fund reimbursement revenue	(3,933)	(3,307)
Fee-Related Revenue	$94,815	$89,994
The following table shows reconciliations of Adjusted EBITDA to Fee-Related Earnings for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands, unaudited)
Adjusted EBITDA	$42,366	$32,891
Less:
Incentive fees	(10,118)	(5,815)
Depreciation expense	(305)	(347)
Other non-operating expense	(553)	(712)
Realized investment income, net of amount attributable to noncontrolling interests in subsidiaries(1)	(591)	(555)
Plus:
Incentive fee-related compensation	6,740	3,954
Carried interest attributable to other noncontrolling interest holders, net	585	961
Fee-Related Earnings	$38,124	$30,377
(1)    Investment income or loss is generally realized when the Company redeems all or a portion of its investment or when the Company receives or is due cash, such as a from dividends or distributions.
Liquidity and Capital Resources
We have historically financed our operations and working capital through net cash provided by operating activities and borrowings under our Term Loan Facility and Revolving Credit Facility (each as defined below). As of March 31, 2024, we had $41.9 million of cash and cash equivalents and available borrowing capacity of $50.0 million under our Revolving Credit Facility. On July 29, 2022, the SEC declared effective our Registration Statement on Form S-3, pursuant to which the Company may issue a combination of securities described in the prospectus in one or more offerings from time to time. Our primary cash needs are to fund working capital requirements, invest in growing our business, make investments in GCM Funds, make scheduled principal payments and interest payments on our outstanding indebtedness, pay dividends to holders of our Class A common stock, and pay tax distributions to members. Additionally, as a result of the Transaction, we need cash to make payments under the Tax Receivable Agreement. We expect that our cash flow from operations, current cash and cash equivalents and available borrowing capacity under our Revolving Credit Facility will be sufficient to fund our operations and planned capital expenditures and to service our debt obligations for the next twelve months and the foreseeable future.
We are required to maintain minimum net capital balances for regulatory purposes for certain of our foreign subsidiaries as well as our U.S. broker-dealer subsidiary. These net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of March 31, 2024 we are in compliance with these regulatory requirements.
Cash Flow

	Three Months Ended March 31,
	2024	2023
	(in thousands, unaudited)
Net cash provided by (used in) operating activities	$24,204	$(4,761)
Net cash used in investing activities	(8,657)	(4,738)
Net cash used in financing activities	(17,249)	(13,720)
Effect of exchange rate changes on cash	(789)	(71)
Net decrease in cash and cash equivalents	$(2,491)	$(23,290)
Net Cash Provided by (Used in) Operating Activities
Net cash provided by (used in) operating activities is generally comprised of our net income (loss) in the respective periods after adjusting for significant non-cash activities, including equity-based compensation for equity-classified awards, non-cash partnership interest-based compensation, the change in fair value of warrant liabilities and the change in equity value of our investments, all of which are included in earnings; proceeds received from return on investments; inflows for receipt of management and incentive fees; and outflows for operating expenses, including cash-based compensation.

Net cash provided by (used in) operating activities was $24.2 million and $(4.8) million for the three months ended March 31, 2024 and 2023, respectively. These operating cash flows were primarily driven by:
•net income of $21.0 million and $5.9 million for the three months ended March 31, 2024 and 2023, respectively, after adjusting for $40.0 million and $21.1 million of net non-cash activities for the three months ended March 31, 2024 and 2023, respectively;
•an increase in working capital of $1.3 million during the three months ended March 31, 2024 as compared to a decrease in working capital of $13.7 million during the three months ended March 31, 2023, largely due to higher receipts of incentive fees in the three months ended March 31, 2024; and
•proceeds received from investments of $1.9 million and $3.0 million for the three months ended March 31, 2024 and 2023, respectively.
Net Cash Used in Investing Activities
Net cash used in investing activities was $(8.7) million and $(4.7) million for the three months ended March 31, 2024 and 2023, respectively. These investing cash flows were primarily driven by:
•purchases of premises and equipment of $(4.2) million and $(0.2) million during the three months ended March 31, 2024 and 2023, respectively;
•contributions/subscriptions to investments of $(6.0) million and $(8.5) million during the three months ended March 31, 2024 and 2023, respectively; partially offset by
•distributions received from investments of $1.6 million and $4.0 million during the three months ended March 31, 2024 and 2023, respectively.
Net Cash Used in Financing Activities
Net cash used in financing activities was $(17.2) million and $(13.7) million for the three months ended March 31, 2024 and 2023, respectively. These financing cash flows were primarily driven by:
•capital distributions paid to partners and member of $(7.9) million during the three months ended March 31, 2024;
•capital distributions paid to noncontrolling interest holders of $(3.9) million and $(5.0) million during the three months ended March 31, 2024 and 2023, respectively;
•principal payments on the Term Loan Facility of $(1.0) million during each of the three months ended March 31, 2024 and 2023;
•payments to repurchase Class A common stock of $(3.3) million during the three months ended March 31, 2023; and
•dividends paid of $(4.7) million and $(4.6) million during the three months ended March 31, 2024 and 2023, respectively.
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
On June 23, 2021, the Company further amended its Term Loan Facility to increase the aggregate principal amount from $290.0 million to $400.0 million. On June 29, 2023, the Company entered into Amendment No. 7 to the Credit Agreement to incorporate changes for the contemplated transition to the Term Secured Overnight Financing Rate (“Term SOFR”), and on July 1, 2023, in conjunction with a Benchmark Transition Event, the interest rate defaulted to the Term SOFR plus a

Benchmark Replacement Adjustment as recommended by the Relevant Governmental Body (all terms as defined in the Amended Credit Agreement). As of March 31, 2024, GCMH had borrowings of $388.0 million outstanding under the Term Loan Facility and no outstanding balance under the Revolving Credit Facility. As of March 31, 2024, we had available borrowing capacity of $50.0 million under our Revolving Credit Facility.
See Note 11 of our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of our outstanding indebtedness.
The terms of the Company’s current debt instruments contain covenants that may restrict the Company and its subsidiaries from paying distributions to its members. As a holding company, we are dependent upon the ability of GCMH to make distributions to its members, including us. However, the ability of GCMH to make such distributions is subject to its operating results, cash requirements and financial condition, restrictive covenants in our debt instruments and applicable Delaware law. These restrictions include restrictions on the payment of distributions whenever the payment of such distributions would cause GCMH to no longer be in compliance with any of its financial covenants under the Term Loan Facility. Absent an event of default under the Credit Agreement governing the terms of the Term Loan Facility, GCMH may make unlimited distributions when the Total Leverage Ratio (as defined in the Credit Agreement) is below stated thresholds. As of March 31, 2024, the Total Leverage Ratio was below such stated thresholds and the Company was in compliance with all financial covenants.
See Note 12 of our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of our interest rate derivatives to hedge interest rate risk related to the Company’s outstanding indebtedness.
Dividend Policy
We are a holding company with no material assets other than our indirect ownership of equity interests in GCMH and certain deferred tax assets. As such, we do not have any independent means of generating revenue. However, management of GCM Grosvenor expects to cause GCMH to make distributions to its members, including us, in an amount at least sufficient to allow us to pay all applicable taxes, to make payments under the Tax Receivable Agreement, and to pay our corporate and other overhead expenses. On May 6, 2024, GCMG’s Board of Directors declared a quarterly dividend of $0.11 per share of Class A common stock to record holders as of the close of business on June 3, 2024. The payment date will be June 17, 2024. The payment of cash dividends on shares of our Class A common stock in the future, in this amount or otherwise, will be within the discretion of GCMG’s Board of Directors at such time.
Stock Repurchase Plan
On August 6, 2021, GCMG’s Board of Directors authorized a stock repurchase plan which may be used to repurchase the Company’s outstanding Class A common stock and warrants to purchase Class A common stock. Our Class A common stock and warrants may be repurchased from time to time in open market transactions, in privately negotiated transactions, including with employees or otherwise, pursuant to the requirements of Rule 10b5-1 and Rule 10b-18 of the Exchange Act, as well as to retire (by cash settlement or the payment of tax withholding amounts upon net settlement) equity-based awards granted under our 2020 Incentive Award Plan, as amended and restated (and any successor plan thereto), with the terms and conditions of these repurchases depending on legal requirements, price, market and economic conditions and other factors. We are not obligated under the terms of the program to repurchase any of our Class A common stock or warrants, the program has no expiration date and we may suspend or terminate the program at any time without prior notice. Any shares of Class A common stock and any warrants repurchased as part of this program will be canceled. GCMG’s Board of Directors has made subsequent increases to its stock repurchase authorization for shares and warrants. As of December 31, 2023, the total authorization was $115.0 million, excluding fees and expenses. On February 8, 2024, GCMG's Board of Directors increased the firm's existing share repurchase authorization by $25 million, from $115 million to $140 million.
For the three months ended March 31, 2024, we spent $0.1 million to reduce Class A shares to be issued to employees to satisfy tax obligations in connection with the settlement of RSUs. No shares of Class A common stock or warrants were repurchased during the three months ended March 31, 2024. As of March 31, 2024, $65.0 million remained available under our stock repurchase plan.

In April 2024, the Company repurchased 3,021,060 shares for RSUs that were settled in cash, including amounts withheld in connection with the payment of tax withholding obligations, for $28.0 million, or an average of $9.28 per share. As of April 30, 2024, the Company had $37.0 million remaining under the stock repurchase plan.
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
Tax Receivable Agreement
Exchanges of Grosvenor common units by limited partners of GCMH will result in increases in the tax basis in our share of the assets of GCMH and its subsidiaries that otherwise would not have been available. These increases in tax basis are expected to increase our depreciation and amortization deductions and create other tax benefits, and therefore may reduce the amount of tax that we would otherwise be required to pay in the future. The Tax Receivable Agreement requires us to pay 85% of the amount of these and certain other tax benefits, if any, that we realize (or are deemed to realize in certain circumstances) to the TRA Parties. As of March 31, 2024, the amount payable to related parties pursuant to the Tax Receivable Agreement was $53.8 million.
Contractual Obligations, Commitments and Contingencies
In January 2024, the Company executed an agreement to lease office space for its United Kingdom space. See Note 13 in the notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of the lease payments. There are no other material changes outside of the ordinary course of business in our contractual obligations, commitments and contingencies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
Our critical accounting policies are more fully described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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

There have been no material changes in our market risks during the three months ended March 31, 2024. For additional information, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors since our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2024, we did not purchase any shares of Class A common stock or warrants to purchase shares of Class A common stock. See Note 6 of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about our stock repurchase plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c) Insider Trading Arrangements and Policies.
During the first quarter of 2024, none of the Company’s directors or executive officers adopted or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS
The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

2.1†	Transaction Agreement, dated as of August 2, 2020, by and among CF Finance Acquisition Corp., CF Finance Intermediate Acquisition, LLC, CF Finance Holdings, LLC, Grosvenor Holdings, L.L.C., GCM Grosvenor Holdings, LLC, Grosvenor Capital Management Holdings, LLLP, GCM Grosvenor Management, LLC, Grosvenor Holdings II, L.L.C., GCMH GP, L.L.C., GCM V, LLC, and GCM Grosvenor Inc.	8-K/A	001-38759	2.1	08/04/20
3.1	Amended and Restated Certificate of Incorporation of GCM Grosvenor Inc.	8-K	001-39716	3.1	11/20/20
3.2	Amended and Restated Bylaws of GCM Grosvenor Inc.	8-K	001-39716	3.2	11/20/20
4.1	Warrant Agreement, dated December 12, 2018, between Continental Stock Transfer & Trust Company and CF Finance Acquisition Corp.	8-K	001-38759	4.1	12/17/18
10.1	Acknowledgment and Agreement, effective as of March, 1, 2024, between Frederick E. Pollock and Grosvenor Capital Management, L.P.					*
31.1	Chief Executive Officer Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002					*
31.2	Chief Financial Officer Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002					*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					**
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
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

GCM GROSVENOR INC.
Date: May 8, 2024	By:	/s/ Michael J. Sacks
Michael J. Sacks
Chief Executive Officer
(Principal Executive Officer)

GCM GROSVENOR INC.
Date: May 8, 2024	By:	/s/ Pamela L. Bentley
Pamela L. Bentley
Chief Financial Officer
(Principal Financial Officer)