Form 10-Q
period 2024-06-30
GCM Grosvenor Inc.
filed 2024-08-08
CIK 1819796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 5, 2024, there were 44,574,194 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding and 144,235,246 shares of the registrant’s Class C common stock, par value $0.0001 per share, outstanding.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GCM Grosvenor Inc.
Condensed Consolidated Statements of Financial Condition
(In thousands, except share and per share amounts)

	As of
	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and cash equivalents	$73,921	$44,354
Management fees receivable	21,696	24,996
Incentive fees receivable	20,221	27,371
Due from related parties	9,193	13,581
Investments	251,099	240,202
Premises and equipment, net	16,641	7,378
Lease right-of-use assets	43,441	38,554
Intangible assets, net	1,970	2,627
Goodwill	28,959	28,959
Deferred tax assets, net	55,344	58,298
Other assets	21,434	18,623
Total assets	543,919	504,943
Liabilities and Equity (Deficit)
Accrued compensation and benefits	61,644	98,561
Debt	433,836	384,727
Payable to related parties pursuant to the tax receivable agreement	53,800	53,759
Lease liabilities	48,379	41,481
Warrant liabilities	8,756	6,431
Accrued expenses and other liabilities	31,211	31,213
Total liabilities	637,626	616,172
Commitments and contingencies (Note 13)

Preferred stock, $0.0001 par value, 100,000,000 shares authorized, none issued	—	—
Class A common stock, $0.0001 par value, 700,000,000 authorized; 44,560,068 and 42,988,563 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	4	4
Class B common stock, $0.0001 par value, 500,000,000 authorized, none issued	—	—
Class C common stock, $0.0001 par value, 300,000,000 authorized; 144,235,246 issued and outstanding as of June 30, 2024 and December 31, 2023	14	14
Additional paid-in capital	5,052	1,936
Accumulated other comprehensive income	2,430	2,630
Retained earnings	(35,999)	(32,218)
Total GCM Grosvenor Inc. deficit	(28,499)	(27,634)
Noncontrolling interests in subsidiaries	54,311	59,757
Noncontrolling interests in GCMH	(119,519)	(143,352)
Total deficit	(93,707)	(111,229)
Total liabilities and equity (deficit)	$543,919	$504,943

See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Income (Loss)
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Management fees	$99,843	$93,564	$195,728	$185,809
Incentive fees	16,037	12,996	26,155	18,811
Other operating income	1,074	1,053	3,937	2,109
Total operating revenues	116,954	107,613	225,820	206,729
Expenses
Employee compensation and benefits	67,955	114,868	167,602	201,092
General, administrative and other	28,164	28,726	53,343	54,505
Total operating expenses	96,119	143,594	220,945	255,597
Operating income (loss)	20,835	(35,981)	4,875	(48,868)
Investment income	1,290	2,109	6,967	8,433
Interest expense	(6,134)	(5,682)	(12,057)	(12,337)
Other income	394	458	947	1,172
Change in fair value of warrant liabilities	(180)	4,895	(2,324)	2,674
Net other income (expense)	(4,630)	1,780	(6,467)	(58)
Income (loss) before income taxes	16,205	(34,201)	(1,592)	(48,926)
Provision for income taxes	3,244	2,050	4,354	2,472
Net income (loss)	12,961	(36,251)	(5,946)	(51,398)
Less: Net income (loss) attributable to noncontrolling interests in subsidiaries	(901)	1,396	401	4,169
Less: Net income (loss) attributable to noncontrolling interests in GCMH	9,062	(42,495)	(13,271)	(59,185)
Net income attributable to GCM Grosvenor Inc.	$4,800	$4,848	$6,924	$3,618

Earnings (loss) per share of Class A common stock:
Basic	$0.11	$0.11	$0.16	$0.08
Diluted	$0.04	$(0.23)	$(0.08)	$(0.32)
Weighted average shares of Class A common stock outstanding:
Basic	44,934,623	43,707,111	44,302,442	43,047,388
Diluted	190,178,273	187,942,357	188,537,688	187,282,634
See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$12,961	$(36,251)	$(5,946)	$(51,398)
Other comprehensive income (loss), net of tax:
Net change in cash flow hedges	(2,585)	6,254	616	511
Foreign currency translation adjustment	(503)	(532)	(1,181)	(590)
Total other comprehensive income (loss)	(3,088)	5,722	(565)	(79)
Comprehensive income (loss) before noncontrolling interests	9,873	(30,529)	(6,511)	(51,477)
Less: Comprehensive income (loss) attributable to noncontrolling interests in subsidiaries	(901)	1,396	401	4,169
Less: Comprehensive income (loss) attributable to noncontrolling interests in GCMH	6,517	(38,074)	(13,636)	(59,216)
Comprehensive income attributable to GCM Grosvenor Inc.	$4,257	$6,149	$6,724	$3,570
See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Equity (Deficit)
(Unaudited)
(In thousands)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Noncontrolling Interests in GCMH	Total Equity (Deficit)
Balance at March 31, 2024	$4	$14	$4,817	$(34,201)	$2,973	$57,588	$(132,066)	$(100,871)

Capital contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	402	—	402
Capital distributions paid to noncontrolling interests	—	—	—	—	—	(2,778)	—	(2,778)
Settlement of equity-based compensation in satisfaction of withholding tax requirements	—	—	(2,358)	—	—	—	(7,807)	(10,165)
Partners’ distributions	—	—	—	—	—	—	(7,969)	(7,969)
Deemed contributions	—	—	—	—	—	—	11,588	11,588
Net change in cash flow hedges	—	—	—	—	(426)	—	(2,159)	(2,585)
Translation adjustment	—	—	—	—	(117)	—	(386)	(503)
Equity-based compensation, equity-classified awards	—	—	2,763	—	—	—	9,126	11,889
Declared dividends	—	—	—	(5,506)	—	—	—	(5,506)
Deferred tax and other tax adjustments	—	—	(170)	—	—	—	—	(170)
Equity reallocation between controlling and non-controlling interests	—	—	—	(1,092)	—	—	1,092	—
Net income (loss)	—	—	—	4,800	—	(901)	9,062	12,961
Balance at June 30, 2024	$4	$14	$5,052	$(35,999)	$2,430	$54,311	$(119,519)	$(93,707)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Noncontrolling Interests in GCMH	Total Equity (Deficit)
Balance at December 31, 2023	$4	$14	$1,936	$(32,218)	$2,630	$59,757	$(143,352)	$(111,229)

Capital contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	798	—	798
Capital distributions paid to noncontrolling interests	—	—	—	—	—	(6,645)	—	(6,645)
Settlement of equity-based compensation in satisfaction of withholding tax requirements	—	—	(2,392)	—	—	—	(7,922)	(10,314)
Partners’ distributions	—	—	—	—	—		(15,865)	(15,865)
Deemed contributions	—	—	—	—	—	—	41,590	41,590
Net change in cash flow hedges	—	—	—	—	73	—	543	616
Translation adjustment	—	—	—	—	(273)	—	(908)	(1,181)
Equity-based compensation, equity-classified awards	—	—	5,984	—	—	—	19,932	25,916
Declared dividends	—	—	—	(10,971)	—	—	—	(10,971)
Deferred tax and other tax adjustments	—	—	(476)	—	—	—	—	(476)
Equity reallocation between controlling and non-controlling interests	—	—	—	266	—	—	(266)	—
Net income (loss)	—	—	—	6,924	—	401	(13,271)	(5,946)
Balance at June 30, 2024	$4	$14	$5,052	$(35,999)	$2,430	$54,311	$(119,519)	$(93,707)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Noncontrolling Interests in GCMH	Total Equity (Deficit)
Balance at March 31, 2023	$4	$14	$1,283	$(29,931)	$2,747	$65,863	$(148,054)	$(108,074)

Capital contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	694	—	694
Capital distributions paid to noncontrolling interests	—	—	—	—	—	(2,999)	—	(2,999)
Repurchase of Class A common stock	—	—	(257)	—	—	—	(888)	(1,145)
Partners’ distributions	—	—	—	—	—	—	(19,447)	(19,447)
Deemed contributions	—	—	—	—	—	—	63,127	63,127
Net change in cash flow hedges	—	—	—	—	1,420	—	4,834	6,254
Translation adjustment	—	—	—	—	(119)	—	(413)	(532)
Equity-based compensation, equity-classified awards	—	—	570	—	—	—	1,962	2,532
Declared dividends	—	—	—	(5,032)	—	—	—	(5,032)
Deferred tax and other tax adjustments	—	—	(10)	—	—	—	—	(10)
Equity reallocation between controlling and non-controlling interests	—	—	—	(342)	—	—	342	—
Net income (loss)	—	—	—	4,848	—	1,396	(42,495)	(36,251)
Balance at June 30, 2023	$4	$14	$1,586	$(30,457)	$4,048	$64,954	$(141,032)	$(100,883)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Noncontrolling Interests in GCMH	Total Equity (Deficit)
Balance at December 31, 2022	$4	$14	$—	$(23,934)	$4,096	$67,900	$(142,086)	$(94,006)

Capital contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	861	—	861
Capital distributions paid to noncontrolling interests	—	—	—	—	—	(7,976)	—	(7,976)
Repurchase of Class A common stock	—	—	(1,003)	—	—	—	(3,475)	(4,478)
Settlement of equity-based compensation in satisfaction of withholding tax requirements	—	—	(848)	—	—	—	(2,946)	(3,794)
Partners’ distributions	—	—	—	—	—	—	(19,447)	(19,447)
Deemed contributions	—	—	—	—	—	—	74,224	74,224
Net change in cash flow hedges	—	—	—	—	85	—	426	511
Translation adjustment	—	—	—	—	(133)	—	(457)	(590)
Equity-based compensation, equity-classified awards	—	—	3,434	—	—	—	11,907	15,341
Declared dividends	—	—	—	(10,134)	—	—	—	(10,134)
Deferred tax and other tax adjustments	—	—	3	—	—	—	—	3
Equity reallocation between controlling and non-controlling interests	—	—	—	(7)	—	—	7	—
Net income (loss)	—	—	—	3,618	—	4,169	(59,185)	(51,398)
Balance at June 30, 2023	$4	$14	$1,586	$(30,457)	$4,048	$64,954	$(141,032)	$(100,883)

See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(5,946)	$(51,398)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,277	1,356
Equity-based compensation, equity-classified awards	25,916	15,341
Deferred tax income expense	2,867	672
Other non-cash compensation	350	534
Partnership interest-based compensation	41,590	74,224
Amortization of debt issuance costs	508	547
Amortization of terminated swap	(3,781)	(2,881)
Loss on extinguishment of debt	157	—
Change in fair value of warrant liabilities	2,324	(2,674)
Change in payable to related parties pursuant to tax receivable agreement	41	(5)
Proceeds received from investments	3,700	5,079
Non-cash investment income	(6,967)	(8,433)
Non-cash lease expense	3,734	2,993
Other	271	288
Change in assets and liabilities:
Management fees receivable	3,271	(401)
Incentive fees receivable	7,150	9,248
Due from related parties	4,388	853
Other assets	(3,581)	2,437
Accrued compensation and employee related obligations	(37,321)	(30,980)
Lease liabilities	(1,726)	(3,725)
Accrued expenses and other liabilities	3,460	8,731
Net cash provided by operating activities	41,682	21,806
Cash flows from investing activities
Purchases of premises and equipment	(8,867)	(781)
Contributions/subscriptions to investments	(12,008)	(15,350)
Distributions from investments	4,378	6,660
Net cash used in investing activities	(16,497)	(9,471)
Cash flows from financing activities
Capital contributions received from noncontrolling interests	798	861
Capital distributions paid to partners and member	(15,865)	(19,447)
Capital distributions paid to noncontrolling interests	(7,095)	(7,976)
Proceeds from senior loan issuance	50,000	—
Principal payments on senior loan	(1,000)	(2,000)
Debt issuance costs	(556)	—
Payments to repurchase Class A common stock	—	(4,478)
Settlement of equity-based compensation in satisfaction of withholding tax requirements	(10,314)	(3,794)
Dividends paid	(10,304)	(9,299)
Net cash provided by (used in) financing activities	5,664	(46,133)
Effect of exchange rate changes on cash	(1,282)	(609)
Net increase (decrease) in cash and cash equivalents	$29,567	$(34,407)
Cash and cash equivalents
Beginning of period	44,354	85,163
End of period	$73,921	$50,756
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$15,858	$14,422
Cash paid during the period for income taxes, net	$3,426	$2,178
Supplemental disclosure of cash flow information from operating activities
Non-cash right-of-use assets obtained in exchange for new and extended operating leases	$8,953	$2,034
Non-cash adjustment to operating lease right-of-use assets from lease modification	$(265)	$(827)
Supplemental disclosure of cash flow information from investing activities
Non-cash premises and equipment additions in accrued expenses and other liabilities	$1,027	$—
Supplemental disclosure of non-cash information from financing activities
Deemed contributions from GCMH Equityholders	$41,590	$74,224
Establishment of deferred tax assets, net related to non-cash activities	$(476)	$3
Dividends declared but not paid	$1,253	$857
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
GCMG was incorporated on July 27, 2020 under the laws of the State of Delaware for the purpose of consummating the Transaction and merging with CF Finance Acquisition Corp. (“CFAC”), which was incorporated on July 9, 2014 under the laws of the State of Delaware. GCMG owns all of the equity interests of GCM Grosvenor Holdings, LLC (“IntermediateCo”), formerly known as CF Finance Intermediate Acquisition, LLC until November 18, 2020, which is the general partner of GCMH subsequent to the Transaction. GCMG’s ownership (through IntermediateCo) of GCMH as of June 30, 2024 and December 31, 2023 was approximately 23.6% and 23.0%, respectively.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all necessary adjustments (which consists of only normal recurring items) have been made to fairly present the Condensed Consolidated Financial Statements for the interim periods presented. Results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”).
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
3. Revenues
For the three and six months ended June 30, 2024 and 2023, management fees and incentive fees consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Management fees	2024	2023	2024	2023
Management fees, net	$96,497	$89,730	$188,449	$178,668
Fund expense reimbursement revenue	3,346	3,834	7,279	7,141
Total management fees	$99,843	$93,564	$195,728	$185,809

	Three Months Ended June 30,		Six Months Ended June 30,
Incentive fees	2024	2023	2024	2023
Performance fees	$4,346	$269	$10,333	$513
Carried interest	11,691	12,727	15,822	18,298
Total incentive fees	$16,037	$12,996	$26,155	$18,811
The Company recognized revenues of less than $0.1 million during each of the three and six months ended June 30, 2024 and 2023 that was previously deferred.
4. Investments
Investments consist of the following:

	As of
	June 30, 2024	December 31, 2023
Equity method investments	$239,081	$228,822
Other investments	12,018	11,380
Total investments	$251,099	$240,202
As of June 30, 2024 and December 31, 2023, the Company held investments of $251.1 million and $240.2 million, respectively, of which $52.1 million and $56.1 million were owned by noncontrolling interest holders, respectively. Net income (loss) and cash flow from investments held by noncontrolling interest holders will not be attributable to the Company.
See Note 5 for fair value disclosures of certain investments held within other investments.
5. Fair Value Measurements
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis and level of inputs used for such measurements as of June 30, 2024 and December 31, 2023:

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

	Fair Value as of June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$32,573	$—	$—	$32,573
Other investments	—	—	11,779	11,779
Total assets	$32,573	$—	$11,779	$44,352

Liabilities
Public warrants	$8,227	$—	$—	$8,227
Private warrants	—	—	529	529
Interest rate derivatives	—	3,027	—	3,027
Total liabilities	$8,227	$3,027	$529	$11,783

	Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$10,282	$—	$—	$10,282
Other investments	—	—	11,192	11,192
Total assets	$10,282	$—	$11,192	$21,474

Liabilities
Public warrants	$6,042	$—	$—	$6,042
Private warrants	—	—	389	389
Interest rate derivatives	—	7,469	—	7,469
Total liabilities	$6,042	$7,469	$389	$13,900
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
Other Investments
Investments in the subordinated notes of a structured alternatives investment solution are not publicly traded and are classified as Level 3. Management determines the fair value of these other investments using a discounted cash flow analysis (“Cash Flow Analysis”), which includes assumptions regarding the expected deployment and realization timing of private investments. The position was classified as Level 3 as of June 30, 2024 and December 31, 2023 because of the use of significant unobservable inputs in the Cash Flow Analysis as follows:

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

	As of June 30, 2024		As of December 31, 2023		Impact to Valuation from an Increase in Input(2)
Significant Unobservable Inputs(1)	Range	Weighted Average	Range	Weighted Average
Discount rate(3)	26.5% – 27.5%	27.0%	26.5% - 27.5%	27.0%	Decrease
Expected remaining term (years)	8 – 12	N/A	8 – 12	N/A	Decrease
Expected return – liquid assets(4)	4.0% – 5.0%	4.2%	2.0% - 5.0%	4.3%	Increase
Expected total value to paid in capital – private assets(5)	1.55x – 2.08x	1.86x	1.55x – 2.05x	1.87x	Increase
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
The resulting fair values of $11.8 million and $11.2 million were recorded within investments in the Condensed Consolidated Statements of Financial Condition as of June 30, 2024 and December 31, 2023, respectively.
The following table presents changes in Level 3 assets measured at fair value for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$11,621	$10,279	$11,192	$10,007
Change in fair value	158	411	587	683
Balance at end of period	$11,779	$10,690	$11,779	$10,690
Public Warrants
The public warrants are valued using quoted market prices on the Nasdaq Stock Market LLC under the ticker GCMGW.
Private Warrants
The private warrants were classified as Level 3 as of June 30, 2024 and December 31, 2023 because of the use of significant unobservable inputs in the valuation, however the overall private warrant valuation and change in fair value are not material to the Condensed Consolidated Financial Statements.
The valuations for the private warrants were determined to be $0.59 and $0.43 per unit as of June 30, 2024 and December 31, 2023, respectively. The resulting fair values of $0.5 million and $0.4 million were recorded within warrant liabilities in the Condensed Consolidated Statements of Financial Condition as of June 30, 2024 and December 31, 2023, respectively. See Note 7 for additional information regarding the warrant activity.
The following table presents changes in Level 3 liabilities measured at fair value for the three and six months ended June 30, 2024 and 2023:

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$518	$609	$389	$475
Change in fair value	11	(295)	140	(161)
Balance at end of period	$529	$314	$529	$314
6. Equity
Shares of Common Stock Outstanding
The following table shows a rollforward of the common stock outstanding for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Class A common stock	Class B common stock	Class C common stock	Class A common stock	Class B common stock	Class C common stock
Beginning of period	42,996,776	—	144,235,246	42,988,563	—	144,235,246
Net shares delivered for vested RSUs	1,563,292	—	—	1,571,505	—	—
End of period	44,560,068	—	144,235,246	44,560,068	—	144,235,246

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Class A common stock	Class B common stock	Class C common stock	Class A common stock	Class B common stock	Class C common stock
Beginning of period	41,390,306	—	144,235,246	41,806,215	—	144,235,246
Net shares delivered for vested RSUs	591,422	—	—	591,422	—	—
Repurchase of Class A shares	(148,280)	—	—	(564,189)	—	—
End of period	41,833,448	—	144,235,246	41,833,448	—	144,235,246
As of June 30, 2024, 569,015 RSUs were vested, but not yet delivered, and are therefore not yet included in outstanding Class A common stock. The delivery of vested RSUs will be reduced by the number of shares withheld to satisfy statutory withholding tax obligations as well as RSUs that are settled in cash.
Dividends
Dividends are reflected in the Condensed Consolidated Statements of Equity (Deficit) when declared by the Board of Directors. The table below summarizes dividends declared to date during 2024:

Declaration Date	Record Date	Payment Date	Dividend per Common Share
February 8, 2024	March 1, 2024	March 15, 2024	$0.11
May 6, 2024	June 3, 2024	June 17, 2024	$0.11
August 7, 2024	September 3, 2024	September 17, 2024	$0.11
Dividend equivalent payments of $1.8 million were accrued for holders of RSUs as of June 30, 2024. Distributions to partners represent distributions made to GCMH Equityholders.
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
During the three and six months ended June 30, 2024, the Company repurchased 3,249,043 and 3,264,513 shares, respectively, for RSUs that were settled in cash, including amounts withheld in connection with the payment of tax withholding obligations, for $30.3 million and $30.5 million, or an average of $9.33 and $9.34 per share, respectively. See Note 10 for additional information regarding RSUs. Other than the deemed repurchases described above, the Company did not repurchase shares of Class A common stock during the three and six months ended June 30, 2024. As of June 30, 2024, the Company had $34.7 million remaining under the stock repurchase plan.
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
No warrants were exercised or repurchased during the three and six months ended June 30, 2024 and 2023. The Company had 16,784,970 of public warrants and 900,000 of private warrants outstanding as of each of June 30, 2024 and December 31, 2023.
8. Variable Interest Entities
The Company consolidates certain VIEs in which it is determined that the Company is the primary beneficiary.
The Company holds variable interests in certain entities that are VIEs which are not consolidated, as it is determined that the Company is not the primary beneficiary. The Company’s involvement with such entities is generally in the form of direct equity interests in, and fee arrangements with, the entities in which it also serves as the general partner or managing member. The Company evaluated its variable interests in the VIEs and determined it is not considered the primary beneficiary of the entities primarily because it does not have interests in the entities that could potentially be significant. No reconsideration events that caused a change in the Company’s consolidation conclusions occurred during either the six months ended June 30, 2024 or the year ended December 31, 2023. As of June 30, 2024 and December 31, 2023, the total unfunded commitments from the special limited partner and general partners to the unconsolidated VIEs were $42.2 million and $42.1 million, respectively. These commitments are the primary source of financing for the unconsolidated VIEs.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

The following table sets forth certain information regarding the VIEs in which the Company holds a variable interest but does not consolidate. The assets recognized on the Company’s Condensed Consolidated Statements of Financial Condition relate to the Company’s interests in and management fees, incentive fees and third party costs receivables from these non-consolidated VIEs. The Company’s maximum exposure to loss relating to non-consolidated VIEs as of June 30, 2024 and December 31, 2023 were as follows:

	As of
	June 30, 2024	December 31, 2023
Investments	$107,027	$102,109
Receivables	15,879	16,324
Maximum exposure to loss	$122,906	$118,433
The above table includes investments in VIEs which are owned by noncontrolling interest holders of approximately $28.7 million and $30.9 million as of June 30, 2024 and December 31, 2023, respectively.
9. Employee Compensation and Benefits
For the three and six months ended June 30, 2024 and 2023, employee compensation and benefits consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash-based employee compensation and benefits	$38,733	$38,691	$76,006	$83,144
Equity-based compensation	5,335	3,815	30,805	29,608
Partnership interest-based compensation	11,588	63,127	41,590	74,224
Carried interest compensation	6,860	7,557	9,402	11,117
Cash-based incentive fee related compensation	5,260	1,728	9,449	2,465
Other non-cash compensation	179	(50)	350	534
Total employee compensation and benefits	$67,955	$114,868	$167,602	$201,092
Partnership Interest in Holdings, Holdings II and Management LLC
Payments and settlements for partnership interest awards to the employees are made by GCMH Equityholders. As a result, the Company records a non-cash profits interest compensation charge and an offsetting deemed contribution to equity (deficit) to reflect the payments or settlements made or owed by the GCMH Equityholders. Since payments or settlements are made by Holdings, Holdings II and Management LLC, the expense that is pushed down to GCMH and the offsetting deemed contribution are each attributed solely to noncontrolling interests in GCMH. Any liability related to the awards is recognized at Holdings, Holdings II or Management LLC as Holdings, Holdings II or Management LLC is the party responsible for satisfying the obligation, and is not shown in the Company’s Condensed Consolidated Financial Statements. The Company has recorded deemed contributions to equity (deficit) from Holdings, Holdings II and Management LLC of $11.6 million and $63.1 million for the three months ended June 30, 2024 and 2023, respectively, and $41.6 million and $74.2 million for the six months ended June 30, 2024 and 2023, respectively, for partnership interest-based compensation expense which was or will ultimately be paid or settled by Holdings, Holdings II or Management LLC.
GCMH Equityholders have modified awards to certain individuals upon their voluntary retirement or intention to retire as employees. These awards generally include a stated target amount that, upon payment, terminates the recipient’s rights to future distributions and allows for a lump sum buy-out of the awards, at the discretion of the managing member of Holdings, Holdings II, and Management LLC. The awards are accounted for as partnership interest-based compensation at the present value of these expected future payments, in the period the employees accepted the offer. The Company recognized $18.5 million in partnership interest-based compensation expense related to award modifications for the six months ended June 30,

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
2024, and none was recognized for the three months ended June 30, 2024 and each of the three and six months ended June 30, 2023 (other than as discussed for the Holdings Awards below).
The liability associated with awards that contain a stated target has been retained by Holdings as of June 30, 2024 and December 31, 2023 and is re-measured at each reporting date, with any corresponding changes in liability being reflected as employee compensation and benefits expense of the Company. No recipients had unvested stated target payments as of each of June 30, 2024 and 2023. The Company recognized partnership interest-based compensation expense of $2.4 million and $8.5 million for the three months ended June 30, 2024 and 2023, respectively, and $4.8 million and $14.3 million for the six months June 30, 2024 and 2023, respectively, related to profits interest awards that are in substance profit-sharing arrangements.
GCMH Equityholders Awards
In the year ended December 31, 2022, GCMH Equityholders entered into agreements that will transfer equity ownership between certain existing employee members of the GCMH Equityholders (“GCMH Equityholders Awards”). The GCMH Equityholders Awards will entitle recipients to receive Class A common stock upon vesting. The non-cash awards serve to transfer equity ownership from existing GCMH Equityholders to other existing member employees upon vesting. The GCMH Equityholders Awards do not dilute Class A common stockholders and do not impact cash flows of the Company. The GCMH Equityholders Awards are accounted for under ASC 718, Compensation—Stock Compensation. The awards generally will vest in May 2025 and do not entitle the recipients to dividends or distributions made on Class A common stock during the vesting period. As such, the fair value of the GCMH Equityholders Awards is based on the closing price of Class A common stock on the accounting grant date less the present value of dividends expected to be paid during the vesting period. GCMH Equityholders can settle the awards at various dates after vesting by exchanging outstanding GCMH common units or by otherwise acquiring and delivering Class A common stock, and therefore the vesting of such awards will not dilute Class A common stockholders. As such, the expense that is pushed down to GCMH and the offsetting deemed contribution are each attributed solely to noncontrolling interests in GCMH, consistent with the accounting for payments to employees described above. The GCMH Equityholders Awards of 7,169,415 units had an aggregate grant date fair value of $53.4 million, or an average grant date fair value of $7.45 per unit. The Company recognized partnership interest-based compensation expense related to the GCMH Equityholders Awards of $5.5 million for each of the three months ended June 30, 2024 and 2023, and $10.9 million and $10.8 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, total unrecognized compensation expense related to unvested GCMH Equityholders Awards was $18.2 million and is expected to be recognized over the remaining weighted average period of 0.8 years.
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
The Holdings Awards had an aggregate grant date fair value of $155.5 million, which was partially offset when recognized in expense by $80.0 million target amounts reversed during the year ended December 31, 2023. The fair value of the Holdings Awards was determined by a third-party valuation firm utilizing a discounted cash flow analysis for the minimum allocable share and a Monte Carlo simulation valuation model for the profits interest with respect to net sale proceeds from dispositions of Holdings properties after the threshold distributions. Significant valuation inputs and assumptions included Holdings projected financial information and distributions, an estimated 10 year holding period, a 15.4% cost of equity, a

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
13.0% weighted average cost of capital, a 35% volatility assumption, the likelihood of a defined conversion event, a 40% discount for lack of marketability, and the fair value of reference properties that determine the threshold distributions for the profits interest with respect to net sale proceeds. The resulting fair value of the Holdings Awards is pushed down from Holdings to the Company and recorded as compensation expense. A portion of the Holdings Awards were vested upon grant, resulting in immediate expense recognition. The Company recognized partnership interest-based compensation expense related to the Holdings Awards of $3.7 million and $7.4 million for the three and six months ended June 30, 2024, respectively, and $49.1 million for each of the three and six months ended June 30, 2023. A portion of the Holdings Awards will vest and are being expensed over a requisite service period through December 31, 2024. As of June 30, 2024, total unrecognized compensation expense related to unvested Holdings Awards was $7.5 million and is expected to be recognized over the remaining weighted average period of 0.5 years.
Other
Other consists of employee compensation and benefits expense related to deferred compensation programs and other awards that represent investments made in GCM Funds on behalf of the employees.
10. Equity-Based Compensation
In the six months ended June 30, 2024, the Company granted 2.0 million equity-classified RSUs and 1.5 million liability-classified RSUs with aggregate grant date fair values of $17.2 million and $13.2 million, respectively, to certain employees. The liability-classified RSUs are either classified as liabilities because they are required to be settled in cash or because the Company has the right to and intends to (as of the grant date or June 30, 2024, as applicable) settle the RSUs partially or wholly in cash. In the six months ended June 30, 2024, the Company reclassified 2.0 million RSUs from liability-classified to equity-classified based on management’s intent to settle the awards in shares of Class A common stock.
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
See Note 9 for additional information regarding GCMH Equityholders Awards and Holdings Awards.
A summary of non-vested equity-classified RSU activity for the six months ended June 30, 2024 is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of December 31, 2023	2,164,163	$8.51
Granted	1,999,283	8.59
Reclassified from liability-classified RSUs	1,976,452	8.10
Vested	(2,465,239)	8.84
Forfeited	(26,516)	8.47
Balance as of June 30, 2024	3,648,143	8.11

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

A summary of non-vested liability-classified RSU activity for the six months ended June 30, 2024 is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of December 31, 2023	3,550,186	$7.73
Granted	1,515,093	8.68
Reclassified to equity-classified RSUs	(1,976,452)	8.10
Vested	(2,693,675)	7.98
Balance as of June 30, 2024	395,152	$7.79
The total grant-date fair value of RSUs that vested during the three and six months ended June 30, 2024 was $17.6 million and $43.3 million, respectively. For the three months ended June 30, 2024 and 2023, $5.3 million and $3.8 million, respectively, of compensation expense related to RSUs was recorded within employee compensation and benefits in the Condensed Consolidated Statements of Income (Loss). For the six months ended June 30, 2024 and 2023, $30.8 million and $29.6 million, respectively, of compensation expense related to RSUs was recorded within employee compensation and benefits in the Condensed Consolidated Statements of Income (Loss). As of June 30, 2024, total unrecognized compensation expense related to unvested RSUs was $28.2 million and is expected to be recognized over the remaining weighted average period of 2.6 years.
The tax benefit related to RSUs that vested and were delivered during the six months ended June 30, 2024 was $2.6 million. The tax benefit related to RSUs that vested during the six months ended June 30, 2024 but were not yet delivered will be recognized in the third quarter of 2024 when the cash or Class A common stock is delivered.
11. Debt
The table below summarizes the outstanding debt balance as of June 30, 2024 and December 31, 2023:

	As of
	June 30, 2024	December 31, 2023
Senior loan	$438,000	$389,000
Less: debt issuance costs	(4,164)	(4,273)
Total debt	$433,836	$384,727
Maturities of debt for the next five years and thereafter as of June 30, 2024 are as follows:

Remainder of 2024	$2,190
2025	4,380
2026	4,380
2027	4,380
2028	4,380
Thereafter	418,290
Total	$438,000
Senior Loan
On January 2, 2014, the Company entered into a senior secured term loan facility (“Senior Loan”), which was subsequently amended through several debt modifications.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

On February 24, 2021, the Company completed an amendment and extension of its Senior Loan to further extend the maturity (“Amended Credit Agreement”). Approximately $290.0 million of the aggregate principal amount of the Senior Loan was extended from a maturity date of March 29, 2025 to a maturity date of February 24, 2028. On June 23, 2021, the Company further amended its Senior Loan to increase the aggregate principal amount from $290.0 million to $400.0 million (as extended and increased, the “2028 Term Loans”). The Company capitalized $0.9 million and $2.2 million of debt issuances costs related to payments to lenders in connection with the amendments and extension of its Senior Loan in February and June 2021, respectively, which were recorded within debt in the Condensed Consolidated Statements of Financial Condition.
Through June 30, 2023, the 2028 Term Loans had an interest rate margin of 2.50% over the LIBOR, subject to a 0.50% LIBOR floor. On June 29, 2023, the Company entered into Amendment No. 7 to the Credit Agreement to incorporate changes for the contemplated transition to the Term Secured Overnight Financing Rate (“Term SOFR”), and on July 1, 2023, in conjunction with a Benchmark Transition Event, the interest rate defaulted to the Term SOFR plus a Benchmark Replacement Adjustment of 0.11% as recommended by the Relevant Governmental Body (all terms as defined in the Amended Credit Agreement).
On May 21, 2024, the Company entered into Amendment No. 8 to the Credit Agreement to, among other things, increase and extend the 2028 Term Loans. The amendment increased the aggregate principal amount from $388.0 million to $438.0 million, extended the maturity date from February 24, 2028 to February 25, 2030 (as increased and extended, the “2030 Term Loans”), decreased the interest rate margin to 2.25% over Term SOFR, and removed the Benchmark Replacement Adjustment of 0.11%. As a result of the amendment and extension, the Company capitalized $0.4 million of debt issuances costs related to payments to lenders, which were recorded within debt in the Condensed Consolidated Statements of Financial Condition, and expensed $3.0 million of third-party costs which is recorded within general, administrative and other in the Condensed Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2024. In addition, the Company recorded an expense of $0.2 million related to the partial extinguishment of certain lenders, which is recorded within other income (expense) in the Condensed Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2024.
From June 30, 2021 until May 21, 2024 quarterly principal payments of $1.0 million were required to be made toward the 2028 Term Loans (less any reduction for prior or future voluntary or mandatory prepayments of principal). As part of Amendment No. 8 to the Credit Agreement, quarterly principal payments of $1.1 million are required to be made toward the 2030 Term Loans beginning July 1, 2024 (less any reduction for prior or future voluntary or mandatory prepayments of principal).
In addition to the scheduled principal repayments, the Company is required to offer to make prepayments of Consolidated Excess Cash Flow (“Cash Flow Payments”) no later than five days following the date the quarterly financial statements are due if the leverage ratio exceeds certain thresholds in the Amended Credit Agreement. The Cash Flow Payments were calculated as defined in the Senior Loan agreement based on a percentage of calculated excess cash. During the three and six months ended June 30, 2024, the Company was not required to offer to make any Cash Flow Payments.
As of June 30, 2024 and December 31, 2023, $438.0 million and $389.0 million of 2028 Term Loans were outstanding, respectively, with weighted average interest rates of 7.86% and 7.59% for the six months ended June 30, 2024 and year ended December 31, 2023, respectively.
Under the credit and guaranty agreement governing the terms of the Senior Loan, the Company must maintain certain leverage and interest coverage ratios. The credit and guaranty agreement also contains other covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur debt and restrict the Company and its subsidiaries ability to merge or consolidate, or sell or convey all or substantially all of the Company’s assets. As of June 30, 2024, the Company was in compliance with all covenants.
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
Concurrent with the issuance of the Senior Loan, the Company entered into a $50.0 million revolving credit facility (“Credit Facility”). The Credit Facility maturity date was extended from February 24, 2026 to February 24, 2028 as part of the Amended Credit Agreement No. 8, and carries an unused commitment fee of up to 0.50% per annum. There were no outstanding borrowings related to the Credit Facility as of each of June 30, 2024 and December 31, 2023.
Other
Certain subsidiaries of the Company agree to jointly and severally guarantee, as primary obligors and not merely as surety guarantees the obligations of their parent entity, GCMH.
Amortization of deferred debt issuance costs was $0.2 million for each of the three months ended June 30, 2024 and 2023, and $0.5 million for each of the six months ended June 30, 2024 and 2023. These amounts were recorded within interest expense in the Condensed Consolidated Statements of Income (Loss).
The carrying value of the Senior Loan, excluding the unamortized debt issuance costs presented as a reduction to the principal balance, approximated the fair value as of June 30, 2024 and December 31, 2023. As the Senior Loan was not accounted for at fair value, it was not included in the Company’s fair value hierarchy in Note 5, however had it been included, it would have been classified in Level 2.
12. Interest Rate Derivatives
The Company has entered into various derivative agreements with financial institutions to hedge interest rate risk related to its outstanding debt. The Company had the following interest rate derivatives recorded within accrued expenses and other liabilities as of June 30, 2024 and December 31, 2023 in the Condensed Consolidated Statements of Financial Condition:

Derivative	Notional Amount	Fair Value as of June 30, 2024	Fair Value as of December 31, 2023	Fixed Rate Paid	Floating Rate Received	Effective Date(3)	Maturity Date
Interest rate swap	$300,000	$(613)	$(7,469)	4.37%	1 month Term SOFR(1)(2)	November 2022	February 2028
Interest rate swap	$28,500	$(261)	$—	4.47%	1 month Term SOFR(1)	May 2024	February 2028
Interest rate swap	$317,000	$(2,153)	$—	4.17%	1 month Term SOFR(1)	February 2028	February 2030
____________

(1)Floating rate received subject to a 0.50% Floor.
(2)Refer to Note 11 regarding the interest rate on the 2028 Term Loans for the July 1, 2023 Benchmark Transition Event. The floating rate received under the interest rate swap also defaulted to Term SOFR plus a Benchmark Replacement Adjustment concurrent with the Benchmark Transition Event.
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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
A rollforward of the amounts in accumulated other comprehensive income (loss) (“AOCI”) related to interest rate derivatives designated as cash flow hedges is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Derivative gain at beginning of period	$25,007	$23,387	$21,806	$29,130
Amount recognized in other comprehensive income (loss)(1)	141	8,627	6,042	3,988
Amount reclassified from accumulated other comprehensive income (loss) to interest expense	(2,726)	(2,373)	(5,426)	(3,477)
Derivative gain at end of period	22,422	29,641	22,422	29,641
Less: gain attributable to noncontrolling interests in GCMH	18,810	24,630	18,810	24,630
Derivative gain at end of period, net	$3,612	$5,011	$3,612	$5,011
____________
(1)Net of an immaterial tax impact for each of the three and six months ended June 30, 2024 and 2023, respectively.
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
The Company reclassified $1.9 million for each of the three months ended June 30, 2024 and 2023, and $3.8 million and $2.9 million for the six months ended June 30, 2024 and 2023, respectively, from AOCI to interest expense relating to the derivative instruments terminated that initially qualified for hedge accounting. The net impact of these reclassifications decreased interest expense for each of the three and six months ended June 30, 2024 and 2023, respectively.
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
Effective on May 31, 2024, the Company entered into a swap agreement to hedge interest rate risk related to payments made for the increase in aggregate principal amount of the 2030 Term Loans that has a notional amount of $28.5 million and a fixed rate of 4.47%. The swap agreement and 2030 Term Loans have a 0.50% Term SOFR floor. The swap was determined to be an effective cash flow hedge at inception based on a comparison of critical terms.
On May 24, 2024, the Company entered into a forward-starting swap agreement to hedge interest rate risk related to payments made during the extended maturity of the 2030 Term Loans that has an effective date of February 2028, a notional amount of $317.0 million, and a fixed rate of 4.17%. The forward-starting swap agreement and 2030 Term Loans have a 0.50% Term SOFR floor. The swap was determined to be an effective cash flow hedge at inception based on a comparison of critical terms.
The fair values of the interest rate swaps are based on observable market inputs and represent the net amount required to terminate the positions, taking into consideration market rates and non-performance risk. Refer to Note 5 for additional information.
During the next twelve months, the Company expects to reclassify approximately $9.8 million from AOCI to interest expense, which will decrease interest expense, including the impact of the swap terminations.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
13. Commitments and Contingencies
Leases
The Company has entered into operating lease agreements for office space. The Company leases office space in various countries around the world and maintains its headquarters in Chicago, Illinois, where it leases primary office space. The leases contain rent escalation clauses based on increases in base rent, real estate taxes and operating expenses. When determining the lease term, the Company generally does not include options to renew as it is not reasonably certain at contract inception that the Company will exercise the option(s). As the implicit rate is not generally readily determinable, the Company uses its incremental borrowing rate to determine the present value of future minimum lease payments.
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
In June 2024, the Company executed an amendment to its lease agreement for our Chicago, Illinois office. The amended lease agreement provides access to temporary office space from October 2024 until September 2025, shortens the lease term for certain existing office space from September 2026 to September 2025, which will result in a one-time early termination fee, and extends the lease term of remaining existing office space from September 2026 to September 2037. As a result of the amended lease agreement the Company remeasured the existing ROU asset and lease liability based on the terms of the amended lease agreement. Total future lease payments are expected to be $17.6 million over 13.2 years, which is net of the landlord provided tenant improvement allowance of up to $8.0 million, as specified in the lease. The lease contains rent escalation clauses based on increases in base rent, real estate taxes and operating expenses and a 12 month rent concession.
The components of operating lease expense recorded within general, administrative and other in the Condensed Consolidated Statements of Income (Loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost(1)	$3,069	$1,933	$5,948	$3,802
Variable lease cost(2)	982	1,275	2,077	2,384
Less: sublease income	49	32	115	81
Total lease cost	$4,002	$3,176	$7,910	$6,105
____________
(1)Includes less than $0.1 million of short term lease expense for each of three and six months ended June 30, 2024 and 2023. For the three and six months ended June 30, 2024, includes lease cost for two offices in New York due to the build out of new office space.
(2)Includes common area maintenance charges and other variable costs not included in the measurement of ROU assets and lease liabilities.
The following table summarizes cash flows and other supplemental information related to our operating leases:

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$3,051	$4,344
Non-cash ROU assets obtained in exchange for new and extended operating leases	$8,953	$2,034
Weighted average remaining lease term in years	13.7 years	2.5 years
Weighted average discount rate	6.4%	5.1%

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
As of June 30, 2024, the maturities of operating lease liabilities were as follows:

Remainder of 2024	$2,080
2025	7,571
2026	5,663
2027	6,787
2028	6,619
Thereafter	67,427
Total lease payments	96,147
Less: tenant improvement allowance	(15,050)
Less: imputed interest	(32,718)
Total operating lease liabilities	$48,379

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
The Company had $90.2 million and $85.6 million of unfunded investment commitments as of June 30, 2024 and December 31, 2023, respectively, representing general partner capital funding commitments to several of the GCM Funds.
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
The Company incurs certain costs, primarily related to accounting, client reporting, investment-decision making and treasury-related expenditures, for which it receives reimbursement from the GCM Funds in connection with its performance obligations to provide investment management services. The Company also incurs certain costs, primarily related to employee benefits and travel, for which it receives reimbursement from Holdings. Due from related parties in the Condensed Consolidated Statements of Financial Condition includes net receivables from GCM Funds of $9.1 million and $13.5 million and from Holdings of less than $0.1 million as of June 30, 2024 and December 31, 2023, respectively, paid on behalf of affiliated entities that are reimbursable to the Company.
Our executive officers, senior professionals, and certain current and former employees and their families invest on a discretionary basis in GCM Funds, and such investments are generally not subject to management fees and performance fees. As of June 30, 2024 and December 31, 2023, such investments and future commitments were $414.7 million and $377.5 million in aggregate, respectively.
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
From time to time, certain of the Company’s executive officers utilize a private business aircraft, including an aircraft wholly owned or controlled by members of Holdings. Additionally, the Company arranges for the use of the private business aircraft through a number of charter services, including entities predominantly or wholly owned or controlled by members of Holdings. The Company paid, net of reimbursements, $0.8 million for each of the three and six months ended June 30, 2024, and $0.7 million and $1.5 million for the three and six months ended June 30, 2023, respectively, to utilize aircraft and charter services wholly owned or controlled by members of Holdings, which is recorded within general, administrative and other in the Condensed Consolidated Statements of Income (Loss).
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
The Company’s effective tax rate was 20% and (6)% for each of the three months ended June 30, 2024 and 2023, respectively, and (273)% and (5)% for the six months ended June 30, 2024 and 2023. These rates were different than the statutory rate primarily due to the portion of income allocated to the noncontrolling interest holders, including profits interest expense, as well as a valuation allowance recorded against deferred tax assets and discrete tax adjustments recorded in the periods.
As of June 30, 2024, the Company had $1.0 million in unrecognized tax positions and believes there will be no material changes to the uncertain tax benefits related to its uncertain tax positions within the next 12 months.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
16. Earnings (Loss) Per Share
The following is a reconciliation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator for earnings (loss) per share calculation:
Net income attributable to GCM Grosvenor Inc., basic	$4,800	$4,848	$6,924	$3,618
Exchange of Partnership units	3,418	(47,277)	(22,234)	(63,960)
Net income (loss) attributable to common stockholders, diluted	8,218	(42,429)	(15,310)	(60,342)

Denominator for earnings (loss) per share calculation:
Weighted-average shares, basic	44,934,623	43,707,111	44,302,442	43,047,388
Exchange of Partnership units	144,235,246	144,235,246	144,235,246	144,235,246
Assumed vesting of RSUs - incremental shares under the treasury stock method	1,008,404	—	—	—
Weighted-average shares, diluted	190,178,273	187,942,357	188,537,688	187,282,634

Basic EPS
Net income attributable to common stockholders, basic	$4,800	$4,848	$6,924	$3,618
Weighted-average shares, basic	44,934,623	43,707,111	44,302,442	43,047,388
Net income per share attributable to common stockholders, basic	$0.11	$0.11	$0.16	$0.08

Diluted EPS
Net income (loss) attributable to common stockholders, diluted	$8,218	$(42,429)	$(15,310)	$(60,342)
Weighted-average shares, diluted	190,178,273	187,942,357	188,537,688	187,282,634
Net income (loss) per share attributable to common stockholders, diluted	$0.04	$(0.23)	$(0.08)	$(0.32)
When applying the if-converted method to calculate the potential dilutive impact of the exchangeable common units of the Partnership, the earnings (loss) per share numerator adjustment reflects the net income (loss) attributable to noncontrolling interests in GCMH, as reported, adjusted for the hypothetical incremental provision for income taxes that would have been recorded by the Company if the units had been converted.
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
The following outstanding potentially dilutive securities were excluded from the calculations of diluted earnings (loss) per share attributable to common stockholders because their impact would have been antidilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Public warrants	16,784,970	16,784,970	16,784,970	16,784,970
Private warrants	900,000	900,000	900,000	900,000
Unvested RSUs under the treasury stock method	—	65,357	1,639,536	802,515

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
17. Subsequent Events
On August 7, 2024, GCMG’s Board of Directors declared a quarterly dividend of $0.11 per share of Class A common stock to record holders as of the close of business on September 3, 2024. The payment date will be September 17, 2024.

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

Organizational Structure

GCM V, LLC ("GCM V")(1)
Public Stockholders
Class C Common Stock(2)
Economic: 0%
Voting: ~75%
Class A Common Stock(2) and Warrants for Class A Common Stock(3)
Economic: ~100%
Voting: ~25%
GCM Grosvenor Inc. ("GCMG")
Warrants for Class A Common Stock (3)
Sole Member
100% Economic and Voting
GCMH Equityholders(4)
GCM Grosvenor Holdings, LLC ("IntermediateCo")
Limited Partners
Common Units(5)
Economic: ~76%
Voting: 0%
General Partner
Common Units (5) and Warrants for Common Units
Economic: ~24%
Voting: 100%
GCM Grosvenor Operating Businesses
Grosvenor Capital Management Holdings, LLLP and its Subsidiaries

Note: The diagram depicts a simplified version of our structure and does not include all legal entities in our structure. Approximate ownership percentages are as of August 5, 2024.

1 Mr. Sacks, the chairman of our board of directors and our chief executive officer, has 100% ownership and control over GCM V. The address for Mr. Sacks is c/o GCM Grosvenor, 900 North Michigan Avenue, Suite 1100, Chicago, Illinois 60611.
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
5 As of August 5, 2024, there were 44,574,194 shares of Class A common stock outstanding and 144,235,246 common units of GCMH (“Common Units”) outstanding held by the GCMH Equityholders, which may be exchanged for shares of Class A common stock on a one-to-one basis, or, at the Company’s election, for cash, pursuant to and subject to the restrictions set forth in the Fifth Amended and Restated Limited Liability Limited Partnership Agreement of GCMH. As of August 5, 2024, 2024, GCM V held 144,235,246 shares of Class C common stock, which corresponds to the number of Common Units held by the GCMH Equityholders.
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
We provided investment management / advisory services on assets of $78.7 billion and $76.9 billion as of June 30, 2024 and December 31, 2023, respectively.
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
Agreements generally include a clawback provision that, if triggered, would require us to return up to the cumulative amount of carried interest distributed, typically net of tax, upon liquidation of those funds, if the aggregate amount paid as carried interest exceeds the amount actually due based upon the aggregate performance of each fund. We have defined the portion to be deferred as the amount of carried interest, typically net of tax, that we would be required to return if all remaining investments had no value as of the end of each reporting period. As of June 30, 2024, deferred revenue relating to constrained realized carried interest was approximately $5.6 million.
Assets under management that are subject to carried interest, excluding investments of the firm and our professionals from which we generally do not earn incentive fees, were approximately $44.1 billion as of June 30, 2024.

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
Assets under management that are subject to performance fees, excluding investments of the firm and our professionals from which we generally do not earn incentive fees, were approximately $13.5 billion as of June 30, 2024.
Other Operating Income
Other operating income primarily consists of administrative fees from certain private investment vehicles where we perform a full suite of administrative functions but do not manage or advise and have no discretion over the capital.
Expenses
Employee Compensation and Benefits
Employee compensation and benefits primarily consists of (1) cash-based employee compensation and benefits, (2) equity-based compensation, (3) partnership interest-based compensation, (4) carried interest compensation, (5) cash-based incentive fee related compensation and (6) other non-cash compensation. Bonus and incentive fee related compensation is generally determined by our management and is discretionary taking into consideration, among other things, our financial results and the employee’s performance. In addition, various individuals, including certain senior professionals have been awarded partnership interests and/or restricted stock units (“RSUs”). These partnership interests grant the recipient the right to certain cash distributions from GCMH Equityholders’ profits (to the extent such distributions are authorized) and/or to certain net sale proceeds after threshold distributions, resulting in non-cash profits interest compensation expense. We recognize compensation expense attributable to the RSUs on a straight-line basis over the requisite service period, which is generally the vesting period. Certain employees and former employees are also entitled to a portion of the carried interest and performance fees realized from certain GCM Funds, which is payable upon a realization of the carried interest or performance fees.
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
Provision for Income Taxes
We are a corporation for U.S. federal income tax purposes and therefore are subject to U.S. federal and state income taxes on our share of taxable income generated by us and our subsidiaries. GCMH is treated as a pass-through entity for U.S. federal and state income tax purposes. As such, income generated by GCMH flows through to its partners, and is generally not subject to U.S. federal or state income tax at the partnership level. Our non-U.S. subsidiaries generally operate as corporate entities in non-U.S. jurisdictions, with certain of these entities subject to local or non-U.S. income taxes. The tax liability with respect to income attributable to noncontrolling interests in GCMH is borne by the holders of such noncontrolling interests.

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

Results of Operations
The following is a discussion of our consolidated results of operations for the three and six months ended June 30, 2024 and 2023. This information is derived from our accompanying Condensed Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, unaudited)
Revenues
Management fees	$99,843	$93,564	$195,728	$185,809
Incentive fees	16,037	12,996	26,155	18,811
Other operating income	1,074	1,053	3,937	2,109
Total operating revenues	116,954	107,613	225,820	206,729
Expenses
Employee compensation and benefits	67,955	114,868	167,602	201,092
General, administrative and other	28,164	28,726	53,343	54,505
Total operating expenses	96,119	143,594	220,945	255,597
Operating income (loss)	20,835	(35,981)	4,875	(48,868)
Investment income	1,290	2,109	6,967	8,433
Interest expense	(6,134)	(5,682)	(12,057)	(12,337)
Other income	394	458	947	1,172
Change in fair value of warrant liabilities	(180)	4,895	(2,324)	2,674
Net other income (expense)	(4,630)	1,780	(6,467)	(58)
Income (loss) before income taxes	16,205	(34,201)	(1,592)	(48,926)
Provision for income taxes	3,244	2,050	4,354	2,472
Net income (loss)	12,961	(36,251)	(5,946)	(51,398)
Less: Net income (loss) attributable to noncontrolling interests in subsidiaries	(901)	1,396	401	4,169
Less: Net income (loss) attributable to noncontrolling interests in GCMH	9,062	(42,495)	(13,271)	(59,185)
Net income attributable to GCM Grosvenor Inc.	$4,800	$4,848	$6,924	$3,618
Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, unaudited)
Private markets strategies	$58,807	$52,978	$114,384	$104,780
Absolute return strategies	37,690	36,752	74,065	73,888
Fund expense reimbursement revenue	3,346	3,834	7,279	7,141
Total management fees	99,843	93,564	195,728	185,809
Incentive fees	16,037	12,996	26,155	18,811
Administrative fees	954	880	1,896	1,751
Other	120	173	2,041	358
Total other operating income	1,074	1,053	3,937	2,109
Total operating revenues	$116,954	$107,613	$225,820	$206,729

Three Months Ended June 30, 2024 and June 30, 2023
Management fees increased $6.3 million, or 7%, to $99.8 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Private markets strategies fees increased $5.8 million, or 11%, primarily due to a $4.4 million increase in private market strategies specialized funds fees and a $1.4 million increase in private markets strategies customized separate accounts fees, both as a result of capital raising and deployment. Absolute return strategies fees increased $0.9 million or 3% primarily driven by higher FPAUM at the beginning of the three months ended June 30, 2024 compared to FPAUM at the beginning of the three months ended June 30, 2023. These increases were partially offset by a decrease in fund expense reimbursement revenue of $0.5 million, or 13% to $3.3 million.
Incentive fees consisted of carried interest and performance fees. Carried interest decreased $1.0 million, or 8%, to $11.7 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to lower distributions and lower carry realizations during the three months ended June 30, 2024. Performance fees increased $4.1 million to $4.3 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to higher returns for absolute return strategies funds with June 30 fiscal year ends during the three months ended June 30, 2024. Performance fees are generally determined at the end of the calendar year and are generally minimal in interim periods.
Six Months Ended June 30, 2024 and June 30, 2023
Management fees increased $9.9 million, or 5%, to $195.7 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Private market strategies fees increased $9.6 million, or 9%, primarily due to a $6.0 million increase in private market strategies specialized funds fees and a $3.7 million increase in private market strategies customized separate accounts fees, both as a result of capital raising and deployment. Absolute return strategies fees of $74.1 million for the six months ended June 30, 2024 were generally consistent with those in the six months ended June 30, 2023.
Incentive fees consisted of carried interest and performance fees. Carried interest decreased $2.5 million, or 14%, to $15.8 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to lower distributions and lower carry realizations during the six months ended June 30, 2024. Performance fees increased $9.8 million to $10.3 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to fees earned from funds with fiscal year ends different than calendar year end during the six months ended June 30, 2024. Performance fees are generally determined at the end of the year and are generally minimal in interim periods.
Expenses
Employee Compensation and Benefits

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, unaudited)
Cash-based employee compensation and benefits	$38,733	$38,691	$76,006	$83,144
Equity-based compensation	5,335	3,815	30,805	29,608
Partnership interest-based compensation	11,588	63,127	41,590	74,224
Carried interest compensation	6,860	7,557	9,402	11,117
Cash-based incentive fee related compensation	5,260	1,728	9,449	2,465
Other non-cash compensation	179	(50)	350	534
Total employee compensation and benefits	$67,955	$114,868	$167,602	$201,092
Three Months Ended June 30, 2024 and June 30, 2023
Employee compensation and benefits decreased $46.9 million, or 41%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The overall decrease was primarily driven by a decrease in partnership interest-based compensation, partially offset by increases in cash-based incentive fee related compensation and equity-based compensation. Partnership interest-based compensation decreased $51.5 million, or 82%, primarily due to expense recorded for the Holdings Awards during the three months ended June 30, 2023 (as further described in Note 9 in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 2 of the Quarterly Report on Form 10-Q). These awards do not dilute Class A common stockholders or impact our net cash flows. Cash-based incentive fee related compensation increased $3.5 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to higher performance fees during the three months ended June 30, 2024. Equity-based compensation increased $1.5 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily driven by increases in awards granted and vested during the three months ended June 30, 2024.
Six Months Ended June 30, 2024 and June 30, 2023
Employee compensation and benefits decreased $33.5 million, or 17%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The overall decrease was primarily driven by decreases in partnership interest-based compensation and cash-based employee compensation and benefits, partially offset by an increase in cash-based incentive fee related compensation. Partnership interest-based compensation decreased $32.6 million, or 44%, due to expense recorded for the Holdings Awards during the six months ended June 30, 2023, partially offset by award modifications in the first quarter of 2024 and amortization of the Holdings Awards that were granted in the second quarter of 2023. Holdings Awards are further described in Note 9 in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 2 of the Quarterly Report on Form 10-Q. These awards do not dilute Class A common stockholders or impact our net cash flows. Cash-based employee compensation and benefits decreased $7.1 million, or 9%, due to lower severance, bonus accruals, and insurance premiums for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Cash-based incentive fee related compensation increased $7.0 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to higher performance fees during the six months ended June 30, 2024.
General, Administrative and Other
Three and Six Months Ended June 30, 2024 and June 30, 2023
General, administrative and other of $28.2 million for the three months ended June 30, 2024 was generally consistent with the three months ended June 30, 2023.
General, administrative and other of $53.3 million for the six months ended June 30, 2024 was generally consistent with the six months ended June 30, 2023.
Net Other Income (Expense)
Three Months Ended June 30, 2024 and June 30, 2023
Investment income was $1.3 million for the three months ended June 30, 2024 compared to $2.1 million for the three months ended June 30, 2023, primarily due to the change in value of private and public market investments.
Interest expense was $6.1 million for the three months ended June 30, 2024 compared to $5.7 million for the three months ended June 30, 2023. The increase was primarily driven by higher debt related expense and issuance costs in connection with the amendment of Term Loan Facility during the three months ended June 30, 2024.
Other income was $0.4 million for the three months ended June 30, 2024 compared to $0.5 million for the three months ended June 30, 2023 and consisted primarily of interest income in each period.
Change in fair value of warrant liabilities of $0.2 million for the three months ended June 30, 2024 was due to an increase in the fair value of the warrants from March 31, 2024 to June 30, 2024.
Six Months Ended June 30, 2024 and June 30, 2023
Investment income was $7.0 million for the six months ended June 30, 2024 compared to $8.4 million for the six months ended June 30, 2023, primarily due to the change in value of private and public market investments.
Interest expense was $12.1 million for the six months ended June 30, 2024, generally consistent with the six months ended June 30, 2023.
Other income was $0.9 million for the six months ended June 30, 2024 compared to $1.2 million for the six months ended June 30, 2023, and consisted primarily of interest income in each period.
Change in fair value of warrant liabilities of $2.3 million for the six months ended June 30, 2024 was due to an increase in the fair value of the warrants from December 31, 2023 to June 30, 2024.

Provision for Income Taxes
Three and Six Months Ended June 30, 2024 and June 30, 2023
Provision for income taxes primarily reflect U.S. federal and state income taxes on our share of taxable income generated by us, as well as local and foreign income taxes of certain of the our subsidiaries.
Our effective tax rate was 20% and (6)% for the three months ended June 30, 2024 and 2023, respectively, and (273)% and (5)% for the six months ended June 30, 2024, respectively. Our overall effective tax rate was less than the statutory rate primarily due to the portion of income allocated to the noncontrolling interest holders, including profit interest expense, as well as a valuation allowance recorded against deferred tax assets and discrete tax adjustments recorded in the periods.
Net Income (Loss) Attributable to Noncontrolling Interests
Three and Six Months Ended June 30, 2024 and June 30, 2023
Net income (loss) attributable to noncontrolling interests in subsidiaries was $(0.9) million and $1.4 million for the three months ended June 30, 2024 and 2023, respectively, and $0.4 million and $4.2 million for the six months ended June 30, 2024 and 2023, respectively. The decrease for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, was primarily attributable to a decrease in income generated by our consolidated subsidiaries not wholly owned by us.
Net income (loss) attributable to noncontrolling interests in GCMH was $9.1 million and $(42.5) million for the three months ended June 30, 2024 and 2023, respectively, and $(13.3) million and $(59.2) million for the six months ended June 30, 2024 and 2023, respectively. The change in net income (loss) attributable to noncontrolling interests in GCMH for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, was primarily attributable to a decrease in partnership-interest based compensation as described above, which was fully allocated to noncontrolling interests in GCMH and underlying performance of GCMH.
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

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(in millions, unaudited)	Private Markets Strategies	Absolute Return Strategies	Total FPAUM	Private Markets Strategies	Absolute Return Strategies	Total FPAUM
Fee-paying AUM
Balance, beginning of period	$40,788	$22,420	$63,208	$40,269	$21,414	$61,683
Contributions	1,280	221	1,501	2,437	638	3,075
Withdrawals	(10)	(1,479)	(1,489)	(30)	(1,762)	(1,792)
Distributions	(262)	(150)	(412)	(484)	(150)	(634)
Change in market value	67	449	516	131	1,362	1,493
Foreign exchange and other	(81)	(15)	(96)	(541)	(56)	(597)
Balance, end of period	$41,782	$21,446	$63,228	$41,782	$21,446	$63,228

Contracted, not yet fee-paying AUM (“CNYFPAUM”) represents limited partner commitments which are expected to be invested and begin charging fees over the ensuing five years.

	As of
(in millions)	June 30, 2024	December 31, 2023
Contracted, not yet Fee-Paying AUM	$7,324	$7,304
AUM	$78,703	$76,908
Of the $7.3 billion CNYFPAUM as of June 30, 2024, approximately $2.5 billion is subject to an agreed upon fee ramp in schedule. The ramp in schedule will result in management fees being charged on approximately $0.3 billion, $0.9 billion and $1.3 billion of such amount in the remainder of 2024, in 2025, and in 2026 and beyond, respectively. Management fees will be charged on the remaining approximately $4.8 billion of CNYFPAUM as such capital is invested, which will depend on a number of factors, including the availability of eligible investment opportunities.
Three Months Ended June 30, 2024
FPAUM remained generally consistent at $63.2 billion during the three months ended June 30, 2024 due to $1.5 billion of contributions and a $0.5 billion increase in market value, offset by a $1.5 billion and $0.4 billion of withdrawals and distributions, respectively, and a $0.1 billion decrease for foreign exchange and other movements.
•Private markets strategies FPAUM increased $1.0 billion, or 2%, to $41.8 billion during the three months ended June 30, 2024, primarily due to $1.3 billion of contributions, partially offset by $0.3 billion of distributions.
•Absolute return strategies FPAUM decreased $1.0 billion, or 4%, to $21.4 billion during the three months ended June 30, 2024, primarily due to $1.5 billion and $0.1 billion of withdrawals and distributions, respectively, partially offset by a $0.4 billion increase in market value and $0.2 billion of contributions.
CNYFPAUM increased $0.2 billion, or 3%, to $7.3 billion during the three months ended June 30, 2024 due to the closing of new commitments during the period, net of reductions for CNYFPAUM that became FPAUM during the period.
AUM remained generally consistent at $78.7 billion during the three months ended June 30, 2024.
Six Months Ended June 30, 2024
FPAUM increased $1.5 billion, or 3%, to $63.2 billion during the six months ended June 30, 2024, primarily due to $3.1 billion of contributions and a $1.5 billion increase in market value, offset by $1.8 billion and $0.6 billion of withdrawals and distributions, respectively, and a $0.6 billion decrease for foreign exchange and other movements.
•Private markets strategies FPAUM increased $1.5 billion, or 4%, to $41.8 billion during the six months ended June 30, 2024, primarily due to $2.4 billion of contributions, partially offset by a $0.5 billion decrease for foreign exchange and other movements and $0.5 billion of distributions.
•Absolute return strategies FPAUM remained consistent at $21.4 billion during the six months ended June 30, 2024, primarily due to a $1.4 billion increase in market value and $0.6 billion of contributions, partially offset by $1.8 billion of withdrawals.
CNYFPAUM remained generally consistent at $7.3 billion during the six months ended June 30, 2024.
AUM increased $1.8 billion, or 2%, to $78.7 billion during the six months ended June 30, 2024, primarily driven by a $1.5 billion increase in FPAUM, as well as mark to market increases that do not impact FPAUM.
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
Summary of Non-GAAP Financial Measures

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, unaudited)
Revenues
Private markets strategies	$58,807	$52,978	$114,384	$104,780
Absolute return strategies	37,690	36,752	74,065	73,888
Management fees, net (1)	96,497	89,730	188,449	178,668
Administrative fees and other operating income	1,074	1,053	3,937	2,109
Fee-Related Revenue	97,571	90,783	192,386	180,777
Less:
Cash-based employee compensation and benefits, net (2)	(38,103)	(38,492)	(75,090)	(78,382)
General, administrative and other, net (1,3)	(20,219)	(19,495)	(39,923)	(39,222)
Fee-Related Earnings	39,249	32,796	77,373	63,173
Incentive fees:
Performance fees	4,346	269	10,333	513
Carried interest	11,691	12,727	15,822	18,298
Incentive fee related compensation and NCI:
Cash-based incentive fee related compensation	(5,260)	(1,728)	(9,449)	(2,465)
Carried interest compensation, net (4)	(6,805)	(7,498)	(9,356)	(10,715)
Carried interest attributable to noncontrolling interests	(466)	(1,657)	(1,051)	(2,618)
Realized investment income, net of amount attributable to noncontrolling interests in subsidiaries (5)	1,853	284	2,444	839
Interest income	577	388	1,156	1,083
Other (income) expense	(26)	72	(52)	89
Depreciation	315	352	620	699
Adjusted EBITDA	45,474	36,005	87,840	68,896
Depreciation	(315)	(352)	(620)	(699)
Interest expense	(6,134)	(5,682)	(12,057)	(12,337)
Adjusted Pre-Tax Income	39,025	29,971	75,163	55,860
Adjusted income taxes (6)	(9,639)	(7,252)	(18,565)	(13,518)
Adjusted Net Income	$29,386	$22,719	$56,598	$42,342
____________

(1)Excludes fund reimbursement revenue of $3.3 million and $3.8 million for the three months ended June 30, 2024 and 2023, respectively, and $7.3 million and $7.1 million for the six months ended June 30, 2024 and 2023, respectively.
(2)Excludes severance expense of $0.6 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively, and $0.9 million and $4.8 million for the six months ended June 30, 2024 and 2023, respectively.
(3)Excludes amortization of intangibles of $0.3 million for each of the three months ended June 30, 2024 and 2023, and $0.7 million for each of the six months ended June 30, 2024 and 2023. Also excludes $3.1 million and $3.2 million of a debt amendment and extension expenses for the three and six months ended June 30, 2024, respectively, and $4.4 million and $6.8 million of contemplated corporate transaction related costs for the three and six months ended June 30, 2023, respectively. Also excludes non-core expenses of $1.2 million and $0.7 million for the three months ended June 30, 2024 and 2023, respectively, and $2.3 million and $0.7 million for the six months ended June 30, 2024 and 2023, respectively. Non-core expenses include office relocation costs of $0.9 million and $1.8 million for the three and six months ended June 30, 2024, respectively.
(4)Excludes the impact of non-cash carried interest compensation of $(0.1) million for each of the three months ended June 30, 2024 and 2023, and $(0.4) million for the six months ended June 30, 2023. The net non-cash carried interest compensation for the six months ended June 30, 2024 was de minimis.
(5)Investment income or loss is generally realized when we redeem all or a portion of our investment or when we receive or is due cash, such as a from dividends or distributions.

(6)Represents corporate income taxes at a blended statutory rate of 24.7% and 24.2% applied to Adjusted Pre-Tax Income for the three and six months ended June 30, 2024 and 2023, respectively. The 24.7% and 24.2% are based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 3.7% and 3.2%, respectively.
Net Incentive Fees Attributable to GCM Grosvenor
Net incentive fees are used to highlight fees earned from incentive fees that are attributable to GCM Grosvenor. Net incentive fees represent incentive fees excluding (a) incentive fees contractually owed to others and (b) cash-based incentive fee related compensation. Net incentive fees are used by management in making compensation and capital allocation decisions and we believe that they provide investors useful information regarding the amount that such fees contribute to our earnings.
The following table shows reconciliations of incentive fees to net incentive fees attributable to GCM Grosvenor for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, unaudited)
Incentive fees:
Performance fees	$4,346	$269	$10,333	$513
Carried interest	11,691	12,727	15,822	18,298
Less incentive fees contractually owed to others:
Cash carried interest compensation	(6,860)	(7,557)	(9,402)	(11,117)
Non-cash carried interest compensation	55	59	46	402
Carried interest attributable to other noncontrolling interest holders	(466)	(1,657)	(1,051)	(2,618)
Firm share of incentive fees(1)	8,766	3,841	15,748	5,478
Less: Cash-based incentive fee related compensation	(5,260)	(1,728)	(9,449)	(2,465)
Net Incentive Fees Attributable to GCM Grosvenor	$3,506	$2,113	$6,299	$3,013
____________

(1)Firm share represents incentive fees net of contractual obligations but before discretionary cash-based incentive compensation.
Adjusted Pre-Tax Income, Adjusted Net Income and Adjusted EBITDA
Adjusted Pre-Tax Income, Adjusted Net Income and Adjusted EBITDA are non-GAAP measures used to evaluate our profitability.
Adjusted Pre-Tax Income represents net income attributable to GCM Grosvenor Inc. including (a) net income (loss) attributable to GCMH, excluding (b) provision for income taxes, (c) changes in fair value of derivatives and warrant liabilities, (d) amortization expense, (e) partnership interest-based and non-cash compensation, (f) equity-based compensation, including cash-settled equity awards (as we view the cash settlement as a separate capital transaction), (g) unrealized investment income, (h) changes in TRA liability and (i) certain other items that we believe are not indicative of our core performance, including charges related to corporate transactions, employee severance, office relocation costs and loss on extinguishment of debt.
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
The following table shows reconciliations of net income attributable to GCM Grosvenor Inc. and Adjusted Pre-Tax Income, Adjusted Net Income and Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, unaudited)
Adjusted Pre-Tax Income & Adjusted Net Income
Net income attributable to GCM Grosvenor Inc.	$4,800	$4,848	$6,924	$3,618
Plus:
Net income (loss) attributable to noncontrolling interests in GCMH	9,062	(42,495)	(13,271)	(59,185)
Provision for income taxes	3,244	2,050	4,354	2,472
Change in fair value of warrant liabilities	180	(4,895)	2,324	(2,674)
Amortization expense	329	329	657	657
Severance	630	199	916	4,762
Transaction expenses (1)	3,103	4,400	3,159	6,759
Loss on extinguishment of debt	157	—	157	—
Changes in TRA liability and other (2)	893	468	1,896	468
Partnership interest-based compensation	11,588	63,127	41,590	74,224
Equity-based compensation	5,335	3,815	30,805	29,608
Other non-cash compensation	179	(50)	350	534
Less:
Unrealized investment income, net of noncontrolling interests	(530)	(1,884)	(4,744)	(5,785)
Non-cash carried interest compensation	55	59	46	402
Adjusted Pre-Tax Income	39,025	29,971	75,163	55,860
Less:
Adjusted income taxes (3)	(9,639)	(7,252)	(18,565)	(13,518)
Adjusted Net Income	$29,386	$22,719	$56,598	$42,342

Adjusted EBITDA
Adjusted Net Income	$29,386	$22,719	$56,598	$42,342
Plus:
Adjusted income taxes (3)	9,639	7,252	18,565	13,518
Depreciation expense	315	352	620	699
Interest expense	6,134	5,682	12,057	12,337
Adjusted EBITDA	$45,474	$36,005	$87,840	$68,896
____________

(1)Represents 2024 expenses incurred related to a debt amendment and extension and 2023 expenses related to contemplated corporate transactions.
(2)For the three and six months ended June 30, 2024, includes $0.9 million and $1.8 million of office relocation costs, respectively.
(3)Represents corporate income taxes at a blended statutory rate of 24.7% and 24.2% applied to Adjusted Pre-Tax Income for the three and six months ended June 30, 2024 and 2023, respectively. The 24.7% and 24.2% are based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 3.7% and 3.2%, respectively.

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
The following table shows a reconciliation of diluted weighted-average shares of Class A common stock outstanding to adjusted shares outstanding used in the computation of adjusted net income per share for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
$000, except per share amounts	2024	2023	2024	2023
	(in thousands, except share and per share amounts; unaudited)
Adjusted Net Income Per Share
Adjusted Net Income	$29,386	$22,719	$56,598	$42,342

Weighted-average shares of Class A common stock outstanding - basic	44,934,623	43,707,111	44,302,442	43,047,388
Exchange of partnership units	144,235,246	144,235,246	144,235,246	144,235,246
Assumed vesting of RSUs - incremental shares under the treasury stock method	1,008,404	—	—	—
Weighted-average shares of Class A common stock outstanding - diluted	190,178,273	187,942,357	188,537,688	187,282,634
Effect of RSUs, if antidilutive for GAAP	—	65,357	1,639,536	802,515
Adjusted shares - diluted	190,178,273	188,007,714	190,177,224	188,085,149

Adjusted Net Income Per Share - Diluted	$0.15	$0.12	$0.30	$0.23
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
The following table shows reconciliations of Total Operating Revenues to Fee-Related Revenue for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, unaudited)
Fee Related Revenue
Total Operating Revenues	$116,954	$107,613	$225,820	$206,729
Less:
Incentive fees	(16,037)	(12,996)	(26,155)	(18,811)
Fund reimbursement revenue	(3,346)	(3,834)	(7,279)	(7,141)
Fee-Related Revenue	$97,571	$90,783	$192,386	$180,777

The following table shows reconciliations of Adjusted EBITDA to Fee-Related Earnings for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, unaudited)
Adjusted EBITDA	$45,474	$36,005	$87,840	$68,896
Less:
Incentive fees	(16,037)	(12,996)	(26,155)	(18,811)
Depreciation expense	(315)	(352)	(620)	(699)
Other non-operating expense	(551)	(460)	(1,104)	(1,172)
Realized investment income, net of amount attributable to noncontrolling interests in subsidiaries(1)	(1,853)	(284)	(2,444)	(839)
Plus:
Incentive fee-related compensation	12,065	9,226	18,805	13,180
Carried interest attributable to other noncontrolling interest holders, net	466	1,657	1,051	2,618
Fee-Related Earnings	$39,249	$32,796	$77,373	$63,173
____________

(1)Investment income or loss is generally realized when we redeem all or a portion of our investment or when we receive or is due cash, such as a from dividends or distributions.
Liquidity and Capital Resources
We have historically financed our operations and working capital through net cash provided by operating activities and borrowings under our Term Loan Facility and Revolving Credit Facility (each as defined below). As of June 30, 2024, we had $73.9 million of cash and cash equivalents and available borrowing capacity of $50.0 million under our Revolving Credit Facility. On July 29, 2022, the SEC declared effective our Registration Statement on Form S-3, pursuant to which the Company may issue a combination of securities described in the prospectus in one or more offerings from time to time. Our primary cash needs are to fund working capital requirements, invest in growing our business, make investments in GCM Funds, make scheduled principal payments and interest payments on our outstanding indebtedness, pay dividends to holders of our Class A common stock, and pay tax distributions to members. Additionally, as a result of the Transaction, we need cash to make payments under the Tax Receivable Agreement. We expect that our cash flow from operations, current cash and cash equivalents and available borrowing capacity under our Revolving Credit Facility will be sufficient to fund our operations and planned capital expenditures and to service our debt obligations for the next twelve months and the foreseeable future.
We are required to maintain minimum net capital balances for regulatory purposes for certain of our foreign subsidiaries as well as our U.S. broker-dealer subsidiary. These net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of June 30, 2024 we are in compliance with these regulatory requirements.
Cash Flow

	Six Months Ended June 30,
	2024	2023
	(in thousands, unaudited)
Net cash provided by operating activities	$41,682	$21,806
Net cash used in investing activities	(16,497)	(9,471)
Net cash provided by (used in) financing activities	5,664	(46,133)
Effect of exchange rate changes on cash	(1,282)	(609)
Net increase (decrease) in cash and cash equivalents	$29,567	$(34,407)

Net Cash Provided by Operating Activities
Net cash provided by operating activities is generally comprised of our net income (loss) in the respective periods after adjusting for significant non-cash activities, including equity-based compensation for equity-classified awards, non-cash partnership interest-based compensation, the change in fair value of warrant liabilities and the change in equity value of our investments, all of which are included in earnings; proceeds received from return on investments; inflows for receipt of management and incentive fees; and outflows for operating expenses, including cash-based compensation; and lease liabilities.
Net cash provided by operating activities was $41.7 million and $21.8 million for the six months ended June 30, 2024 and 2023, respectively. These operating cash flows were primarily driven by:
•net income of $62.3 million and $30.6 million for the six months ended June 30, 2024 and 2023, respectively, after adjusting for $68.3 million and $82.0 million of net non-cash activities for the six months ended June 30, 2024 and 2023, respectively;
•a decrease in working capital of $24.4 million during the six months ended June 30, 2024 as compared to a decrease in working capital of $13.8 million during the six months ended June 30, 2023, largely due to higher payments for cash-based compensation, partially offset by higher receipts of management and incentive fees in the six months ended June 30, 2024; and
•proceeds received from investments of $3.7 million and $5.1 million for the six months ended June 30, 2024 and 2023, respectively.
Net Cash Used in Investing Activities
Net cash used in investing activities was $(16.5) million and $(9.5) million for the six months ended June 30, 2024 and 2023, respectively. These investing cash flows were primarily driven by:
•purchases of premises and equipment of $(8.9) million and $(0.8) million during the six months ended June 30, 2024 and 2023, respectively;
•contributions/subscriptions to investments of $(12.0) million and $(15.4) million during the six months ended June 30, 2024 and 2023, respectively; partially offset by
•distributions received from investments of $4.4 million and $6.7 million during the six months ended June 30, 2024 and 2023, respectively.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by (used in) financing activities was $5.7 million and $(46.1) million for the six months ended June 30, 2024 and 2023, respectively. These financing cash flows were primarily driven by:
•capital distributions paid to partners and member of $(15.9) million and $(19.4) million during the six months ended June 30, 2024 and 2023, respectively;
•capital distributions paid to noncontrolling interest holders of $(7.1) million and $(8.0) million during the six months ended June 30, 2024 and 2023, respectively;
•proceeds from the Term Loan Facility amendment of $50.0 million during the six months ended June 30, 2024;
•principal payments on the Term Loan Facility of $(1.0) million and $(2.0) million during each of the six months ended June 30, 2024 and 2023, respectively;
•payments to repurchase Class A common stock of $(4.5) million during the six months ended June 30, 2023;
•the settlement of equity-based compensation to satisfy withholding tax requirements of $(10.3) million and $(3.8) million during the six months ended June 30, 2024 and 2023, respectively; and
•dividends paid of $(10.3) million and $(9.3) million during the six months ended June 30, 2024 and 2023, respectively.
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
On June 23, 2021, we further amended our Term Loan Facility to increase the aggregate principal amount from $290.0 million to $400.0 million. On June 29, 2023, we entered into Amendment No. 7 to the Credit Agreement to incorporate changes for the contemplated transition to the Term Secured Overnight Financing Rate (“Term SOFR”), and on July 1, 2023, in conjunction with a Benchmark Transition Event, the interest rate defaulted to the Term SOFR plus a Benchmark Replacement Adjustment as recommended by the Relevant Governmental Body (all terms as defined in the Amended Credit Agreement).
On May 21, 2024, we entered into Amendment No. 8 to the Credit Agreement, which among other things, increased the aggregate principal amount of our Term Loan Facility from $388.0 million to $438.0 million and extended the maturity date from February 24, 2028 to February 25, 2030. Additionally, the amendment reduced the interest rate margin to 2.25% over Term SOFR and removed the Benchmark Replacement Adjustment. The maturity date of all of the outstanding borrowings under the Term Loan Facility is February 25, 2030, and the maturity date for the full amount of the Revolving Credit Facility is February 24, 2028.
As of June 30, 2024, GCMH had borrowings of $438.0 million outstanding under the Term Loan Facility and no outstanding balance under the Revolving Credit Facility. As of June 30, 2024, we had available borrowing capacity of $50.0 million under our Revolving Credit Facility.
See Note 11 of our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of our outstanding indebtedness.
The terms of our current debt instruments contain covenants that may restrict us and our subsidiaries from paying distributions to its members. As a holding company, we are dependent upon the ability of GCMH to make distributions to its members, including us. However, the ability of GCMH to make such distributions is subject to its operating results, cash requirements and financial condition, restrictive covenants in our debt instruments and applicable Delaware law. These restrictions include restrictions on the payment of distributions whenever the payment of such distributions would cause GCMH to no longer be in compliance with any of its financial covenants under the Term Loan Facility. Absent an event of default under the Credit Agreement governing the terms of the Term Loan Facility, GCMH may make unlimited distributions when the Total Leverage Ratio (as defined in the Credit Agreement) is below stated thresholds. As of June 30, 2024, the Total Leverage Ratio was below such stated thresholds and we were in compliance with all financial covenants.
See Note 12 of our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of our interest rate derivatives to hedge interest rate risk related to our outstanding indebtedness. During the three months ended June 30, 2024, we entered into swap agreements to hedge interest rate risk related to our debt. Effective on May 31, 2024, we entered into a swap agreement to hedge interest rate risk related to payments made for the increase in aggregate principal amount of the 2023 Term Loans that has a notional amount of $28.5 million and a fixed rate of 4.47%. On May 24, 2024, we entered into a forward-starting swap agreement to hedge interest rate risk related to payments made during the extended maturity of the 2030 Term Loans that has an effective date of February 2028, a notional amount of $317.0 million, and a fixed rate of 4.17%.
Dividend Policy
We are a holding company with no material assets other than our indirect ownership of equity interests in GCMH and certain deferred tax assets. As such, we do not have any independent means of generating revenue. However, management of GCM Grosvenor expects to cause GCMH to make distributions to its members, including us, in an amount at least sufficient to allow us to pay all applicable taxes, to make payments under the Tax Receivable Agreement, and to pay our corporate and other overhead expenses. On August 7, 2024, GCMG’s Board of Directors declared a quarterly dividend of $0.11 per share of Class A common stock to record holders as of the close of business on September 3, 2024. The payment date will be September 17, 2024. The payment of cash dividends on shares of our Class A common stock in the future, in this amount or otherwise, will be within the discretion of GCMG’s Board of Directors at such time.

Stock Repurchase Plan
On August 6, 2021, GCMG’s Board of Directors authorized a stock repurchase plan which may be used to repurchase our outstanding Class A common stock and warrants to purchase Class A common stock. Our Class A common stock and warrants may be repurchased from time to time in open market transactions, in privately negotiated transactions, including with employees or otherwise, pursuant to the requirements of Rule 10b5-1 and Rule 10b-18 of the Exchange Act, as well as to retire (by cash settlement or the payment of tax withholding amounts upon net settlement) equity-based awards granted under our 2020 Incentive Award Plan, as amended and restated (and any successor plan thereto), with the terms and conditions of these repurchases depending on legal requirements, price, market and economic conditions and other factors. We are not obligated under the terms of the program to repurchase any of our Class A common stock or warrants, the program has no expiration date and we may suspend or terminate the program at any time without prior notice. Any shares of Class A common stock and any warrants repurchased as part of this program will be canceled. GCMG’s Board of Directors has made subsequent increases to its stock repurchase authorization for shares and warrants. As of December 31, 2023, the total authorization was $115.0 million, excluding fees and expenses. On February 8, 2024, GCMG's Board of Directors increased the firm's existing share repurchase authorization by $25 million, from $115 million to $140 million.
For the six months ended June 30, 2024, we spent $30.5 million to reduce Class A shares to be issued to employees, this includes amounts withheld to satisfy tax obligations in connection with the settlement of RSUs. No shares of Class A common stock or warrants were repurchased during the six months ended June 30, 2024. As of June 30, 2024, $34.7 million remained available under our stock repurchase plan.
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
Tax Receivable Agreement
Exchanges of Grosvenor common units by limited partners of GCMH will result in increases in the tax basis in our share of the assets of GCMH and its subsidiaries that otherwise would not have been available. These increases in tax basis are expected to increase our depreciation and amortization deductions and create other tax benefits, and therefore may reduce the amount of tax that we would otherwise be required to pay in the future. The Tax Receivable Agreement requires us to pay 85% of the amount of these and certain other tax benefits, if any, that we realize (or are deemed to realize in certain circumstances) to the TRA Parties. As of June 30, 2024, the amount payable to related parties pursuant to the Tax Receivable Agreement was $53.8 million.
Contractual Obligations, Commitments and Contingencies
In January 2024, we executed an agreement to lease office space for our United Kingdom space. In June 2024, we amended our agreement to lease office space for our Chicago, Illinois space. See Note 13 in the notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of the lease payments. There are no other material changes outside of the ordinary course of business in our contractual obligations, commitments and contingencies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
Our critical accounting policies are more fully described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-

K for the fiscal year ended December 31, 2023. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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

In May 2024, the Company entered into a swap agreement and a forward-starting swap agreement that have a notional amount of $28.5 million and $317.0 million, respectively, with the purpose of hedging interest rate risk related to payments made for the increase in aggregate principal amount and extended maturity of the Term Loan Facility. The swap, forward-starting swap and the Term Loan Facility have a 0.50% Term SOFR floor. The swap and forward-starting swap were determined to be effective cash flow hedges at inception based on a comparison of critical terms. See Note 12 of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about these swap agreements.
Based on the floating rate component of our Term Loan Facility and excluding any impact of interest rate hedges as of June 30, 2024, we estimate that a 100 basis point increase in SOFR would result in increased interest expense of $4.4 million over the next 12 months.
There have been no other material changes in our market risks during the six months ended June 30, 2024. For additional information, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended June 30, 2024, we did not purchase any shares of Class A common stock or warrants to purchase shares of Class A common stock. See Note 6 of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about our stock repurchase plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c) Insider Trading Arrangements and Policies.
During the second quarter of 2024, none of the Company’s directors or executive officers adopted or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS
The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

2.1†	Transaction Agreement, dated as of August 2, 2020, by and among CF Finance Acquisition Corp., CF Finance Intermediate Acquisition, LLC, CF Finance Holdings, LLC, Grosvenor Holdings, L.L.C., GCM Grosvenor Holdings, LLC, Grosvenor Capital Management Holdings, LLLP, GCM Grosvenor Management, LLC, Grosvenor Holdings II, L.L.C., GCMH GP, L.L.C., GCM V, LLC, and GCM Grosvenor Inc.	8-K/A	001-38759	2.1	08/04/20
3.1	Amended and Restated Certificate of Incorporation of GCM Grosvenor Inc.	8-K	001-39716	3.1	11/20/20
3.2	Amended and Restated Bylaws of GCM Grosvenor Inc.	8-K	001-39716	3.2	11/20/20
4.1	Warrant Agreement, dated December 12, 2018, between Continental Stock Transfer & Trust Company and CF Finance Acquisition Corp.	8-K	001-38759	4.1	12/17/18
10.1	Amendment No. 8, dated as of May 21, 2024, to the Credit Agreement, dated as of January 2, 2014, among Grosvenor Capital Management Holdings, LLLP, as borrower, Grosvenor Holdings, L.L.C., Grosvenor Holdings II, L.L.C., GCM Grosvenor Management, LLC, GCM Progress Subsidiary LLC, the several lenders from time to time parties thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and swingline lender	8-K	001-39716	10.1	5/22/24
10.2	Tenth Amendment to Office Lease, dated June 17, 2024	8-K	001-39716	10.1	6/21/24
31.1	Chief Executive Officer Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002					*
31.2	Chief Financial Officer Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002					*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					**
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

GCM GROSVENOR INC.
Date: August 8, 2024	By:	/s/ Michael J. Sacks
Michael J. Sacks
Chief Executive Officer
(Principal Executive Officer)

GCM GROSVENOR INC.
Date: August 8, 2024	By:	/s/ Pamela L. Bentley
Pamela L. Bentley
Chief Financial Officer
(Principal Financial Officer)