Form 10-Q
period 2024-09-30
GCM Grosvenor Inc.
filed 2024-11-08
CIK 1819796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 4, 2024, there were 44,899,246 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding and 144,235,246 shares of the registrant’s Class C common stock, par value $0.0001 per share, outstanding.

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
•“Management LLC” are to GCM Grosvenor Management, LLC, a Delaware limited liability company;
•“NAV” are to net asset value;
•"Sunset Date” are to the date the GCMH Equityholders beneficially own a number of voting shares representing less than 20% of the number of shares of Class A common stock beneficially owned by the GCMH Equityholders immediately following the Closing Date (assuming, for this purpose, that all outstanding Grosvenor common units are and were exchanged at the applicable measurement time by the GCMH Equityholders for shares of Class A common stock in accordance with the A&R LLLPA and without regard to the lock-up or any other restriction on exchange);
•“Transaction” are to the transactions contemplated by the definitive transaction agreement, dated as of August 2, 2020, by and among CF Finance Acquisition Corp., a Delaware corporation, IntermediateCo, CF Finance Holdings, LLC, a Delaware limited liability company, GCMH, the GCMH Equityholders, GCMH GP, L.L.C., GCM V and us; and
•“TRA Parties” are to the GCMH LLLP Equityholders, and their successors and assigns with respect to the Tax Receivable Agreement (“TRA”).

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including, but not limited to, statements regarding our future results of operations or financial condition; business strategy and plans, including anticipated and future payments of dividends and capital return plans; and market opportunity may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth and our objectives for future operations.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GCM Grosvenor Inc.
Condensed Consolidated Statements of Financial Condition
(In thousands, except share and per share amounts)

	As of
	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and cash equivalents	$98,447	$44,354
Management fees receivable	20,707	24,996
Incentive fees receivable	26,292	27,371
Due from related parties	7,399	13,581
Investments	250,940	240,202
Premises and equipment, net	21,536	7,378
Lease right-of-use assets	42,538	38,554
Intangible assets, net	1,642	2,627
Goodwill	28,959	28,959
Deferred tax assets, net	53,609	58,298
Other assets	22,973	18,623
Total assets	575,042	504,943
Liabilities and Equity (Deficit)
Accrued compensation and benefits	85,465	98,561
Debt	432,938	384,727
Payable to related parties pursuant to the tax receivable agreement	53,808	53,759
Lease liabilities	54,590	41,481
Warrant liabilities	15,721	6,431
Accrued expenses and other liabilities	45,565	31,213
Total liabilities	688,087	616,172
Commitments and contingencies (Note 13)

Preferred stock, $0.0001 par value, 100,000,000 shares authorized, none issued	—	—
Class A common stock, $0.0001 par value, 700,000,000 authorized; 44,885,521 and 42,988,563 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	4	4
Class B common stock, $0.0001 par value, 500,000,000 authorized, none issued	—	—
Class C common stock, $0.0001 par value, 300,000,000 authorized; 144,235,246 issued and outstanding as of September 30, 2024 and December 31, 2023	14	14
Additional paid-in capital	5,313	1,936
Accumulated other comprehensive income	156	2,630
Retained earnings	(37,366)	(32,218)
Total GCM Grosvenor Inc. deficit	(31,879)	(27,634)
Noncontrolling interests in subsidiaries	53,472	59,757
Noncontrolling interests in GCMH	(134,638)	(143,352)
Total deficit	(113,045)	(111,229)
Total liabilities and equity (deficit)	$575,042	$504,943

See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Income (Loss)
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Management fees	$98,537	$94,573	$294,265	$280,382
Incentive fees	23,304	26,073	49,459	44,884
Other operating income	1,090	1,068	5,027	3,177
Total operating revenues	122,931	121,714	348,751	328,443
Expenses
Employee compensation and benefits	73,317	76,413	240,919	277,505
General, administrative and other	24,617	21,397	77,960	75,902
Total operating expenses	97,934	97,810	318,879	353,407
Operating income (loss)	24,997	23,904	29,872	(24,964)
Investment income	2,677	2,656	9,644	11,089
Interest expense	(5,918)	(5,688)	(17,975)	(18,025)
Other income	531	439	1,478	1,611
Change in fair value of warrant liabilities	(6,966)	(352)	(9,290)	2,322
Net other expense	(9,676)	(2,945)	(16,143)	(3,003)
Income (loss) before income taxes	15,321	20,959	13,729	(27,967)
Provision for income taxes	3,190	3,339	7,544	5,811
Net income (loss)	12,131	17,620	6,185	(33,778)
Less: Net income attributable to noncontrolling interests in subsidiaries	692	1,337	1,093	5,506
Less: Net income (loss) attributable to noncontrolling interests in GCMH	7,283	10,385	(5,988)	(48,800)
Net income attributable to GCM Grosvenor Inc.	$4,156	$5,898	$11,080	$9,516

Earnings (loss) per share of Class A common stock:
Basic	$0.09	$0.14	$0.25	$0.22
Diluted	$0.03	$0.04	$(0.06)	$(0.28)
Weighted average shares of Class A common stock outstanding:
Basic	45,163,779	43,467,609	44,591,650	43,189,001
Diluted	190,597,566	187,997,448	188,826,896	187,424,247
See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$12,131	$17,620	$6,185	$(33,778)
Other comprehensive income (loss), net of tax:
Net change in cash flow hedges	(13,713)	3,029	(13,097)	3,540
Foreign currency translation adjustment	1,345	(486)	164	(1,076)
Total other comprehensive income (loss)	(12,368)	2,543	(12,933)	2,464
Comprehensive income (loss) before noncontrolling interests	(237)	20,163	(6,748)	(31,314)
Less: Comprehensive income attributable to noncontrolling interests in subsidiaries	692	1,337	1,093	5,506
Less: Comprehensive income (loss) attributable to noncontrolling interests in GCMH	(2,811)	12,266	(16,447)	(46,950)
Comprehensive income attributable to GCM Grosvenor Inc.	$1,882	$6,560	$8,606	$10,130
See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Equity (Deficit)
(Unaudited)
(In thousands)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Noncontrolling Interests in GCMH	Total Equity (Deficit)
Balance at June 30, 2024	$4	$14	$5,052	$(35,999)	$2,430	$54,311	$(119,519)	$(93,707)

Capital contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	559	—	559
Capital distributions paid to noncontrolling interests	—	—	—	—	—	(2,090)	—	(2,090)
Settlement of equity-based compensation in satisfaction of withholding tax requirements	—	—	(575)	—	—	—	(1,858)	(2,433)
Partners’ distributions	—	—	—	—	—	—	(26,833)	(26,833)
Deemed contributions	—	—	—	—	—	—	13,435	13,435
Net change in cash flow hedges	—	—	—	—	(2,593)	—	(11,120)	(13,713)
Translation adjustment	—	—	—	—	319	—	1,026	1,345
Equity-based compensation, equity-classified awards	—	—	837	—	—	—	2,699	3,536
Declared dividends	—	—	—	(5,274)	—	—	—	(5,274)
Deferred tax and other tax adjustments	—	—	(1)	—	—	—	—	(1)
Equity reallocation between controlling and non-controlling interests	—	—	—	(249)	—	—	249	—
Net income (loss)	—	—	—	4,156	—	692	7,283	12,131
Balance at September 30, 2024	$4	$14	$5,313	$(37,366)	$156	$53,472	$(134,638)	$(113,045)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Noncontrolling Interests in GCMH	Total Equity (Deficit)
Balance at December 31, 2023	$4	$14	$1,936	$(32,218)	$2,630	$59,757	$(143,352)	$(111,229)

Capital contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	1,357	—	1,357
Capital distributions paid to noncontrolling interests	—	—	—	—	—	(8,735)	—	(8,735)
Settlement of equity-based compensation in satisfaction of withholding tax requirements	—	—	(2,967)	—	—	—	(9,780)	(12,747)
Partners’ distributions	—	—	—	—	—		(42,698)	(42,698)
Deemed contributions	—	—	—	—	—	—	55,025	55,025
Net change in cash flow hedges	—	—	—	—	(2,520)	—	(10,577)	(13,097)
Translation adjustment	—	—	—	—	46	—	118	164
Equity-based compensation, equity-classified awards	—	—	6,821	—	—	—	22,631	29,452
Declared dividends	—	—	—	(16,245)	—	—	—	(16,245)
Deferred tax and other tax adjustments	—	—	(477)	—	—	—	—	(477)
Equity reallocation between controlling and non-controlling interests	—	—	—	17	—	—	(17)	—
Net income (loss)	—	—	—	11,080	—	1,093	(5,988)	6,185
Balance at September 30, 2024	$4	$14	$5,313	$(37,366)	$156	$53,472	$(134,638)	$(113,045)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Noncontrolling Interests in GCMH	Total Equity (Deficit)
Balance at June 30, 2023	$4	$14	$1,586	$(30,457)	$4,048	$64,954	$(141,032)	$(100,883)

Capital contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	958	—	958
Capital distributions paid to noncontrolling interests	—	—	—	—	—	(2,485)	—	(2,485)
Repurchase of Class A common stock	—	—	—	—	—	—	—	—
Partners’ distributions	—	—	—	—	—	—	(19,571)	(19,571)
Deemed contributions	—	—	—	—	—	—	14,958	14,958
Net change in cash flow hedges	—	—	—	—	774	—	2,255	3,029
Translation adjustment	—	—	—	—	(112)	—	(374)	(486)
Equity-based compensation, equity-classified awards	—	—	1,087	—	—	—	3,676	4,763
Declared dividends	—	—	—	(5,032)	—	—	—	(5,032)
Deferred tax and other tax adjustments	—	—	(134)	—	—	—	—	(134)
Equity reallocation between controlling and non-controlling interests	—	—	—	(936)	—	—	936	—
Net income (loss)	—	—	—	5,898	—	1,337	10,385	17,620
Balance at September 30, 2023	$4	$14	$1,081	$(30,527)	$4,710	$64,764	$(133,734)	$(93,688)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Noncontrolling Interests in GCMH	Total Equity (Deficit)
Balance at December 31, 2022	$4	$14	$—	$(23,934)	$4,096	$67,900	$(142,086)	$(94,006)

Capital contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	1,819	—	1,819
Capital distributions paid to noncontrolling interests	—	—	—	—	—	(10,461)	—	(10,461)
Repurchase of Class A common stock	—	—	(1,003)	—	—	—	(3,475)	(4,478)
Settlement of equity-based compensation in satisfaction of withholding tax requirements	—	—	(2,306)	—	—	—	(7,913)	(10,219)
Partners’ distributions	—	—	—	—	—	—	(39,018)	(39,018)
Deemed contributions	—	—	—	—	—	—	89,182	89,182
Net change in cash flow hedges	—	—	—	—	859	—	2,681	3,540
Translation adjustment	—	—	—	—	(245)	—	(831)	(1,076)
Equity-based compensation, equity-classified awards	—	—	4,521	—	—	—	15,583	20,104
Declared dividends	—	—	—	(15,166)	—	—	—	(15,166)
Deferred tax and other tax adjustments	—	—	(131)	—	—	—	—	(131)
Equity reallocation between controlling and non-controlling interests	—	—	—	(943)	—	—	943	—
Net income (loss)	—	—	—	9,516	—	5,506	(48,800)	(33,778)
Balance at September 30, 2023	$4	$14	$1,081	$(30,527)	$4,710	$64,764	$(133,734)	$(93,688)

See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$6,185	$(33,778)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,322	2,054
Equity-based compensation, equity-classified awards	29,452	20,104
Deferred tax income expense	5,477	2,825
Other non-cash compensation	440	915
Partnership interest-based compensation	55,025	89,182
Amortization of debt issuance costs	705	824
Amortization of terminated swap	(5,692)	(4,792)
Loss on extinguishment of debt	157	—
Change in fair value of warrant liabilities	9,290	(2,322)
Change in payable to related parties pursuant to tax receivable agreement	49	29
Proceeds received from investments	8,401	6,890
Non-cash investment income	(9,644)	(11,089)
Non-cash lease expense	4,646	4,815
Other	400	393
Change in assets and liabilities:
Management fees receivable	4,368	(3,548)
Incentive fees receivable	1,079	(4,359)
Due from related parties	6,182	583
Other assets	(4,944)	3,608
Accrued compensation and employee related obligations	(13,758)	(7,180)
Lease liabilities	4,461	(5,703)
Accrued expenses and other liabilities	6,073	5,938
Net cash provided by operating activities	110,674	65,389
Cash flows from investing activities
Purchases of premises and equipment	(15,613)	(1,317)
Contributions/subscriptions to investments	(17,201)	(21,065)
Distributions from investments	7,706	9,351
Net cash used in investing activities	(25,108)	(13,031)
Cash flows from financing activities
Capital contributions received from noncontrolling interests	1,357	1,819
Capital distributions paid to partners and member	(42,698)	(39,018)
Capital distributions paid to noncontrolling interests	(9,185)	(10,461)
Proceeds from senior loan issuance	50,000	—
Principal payments on senior loan	(2,095)	(3,000)
Debt issuance costs	(556)	—
Payments to repurchase Class A common stock	—	(4,478)
Settlement of equity-based compensation in satisfaction of withholding tax requirements	(12,747)	(10,219)
Dividends paid	(15,604)	(15,590)
Net cash used in financing activities	(31,528)	(80,947)
Effect of exchange rate changes on cash	55	(1,220)
Net increase (decrease) in cash and cash equivalents	$54,093	$(29,809)
Cash and cash equivalents
Beginning of period	44,354	85,163
End of period	$98,447	$55,354
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$24,506	$22,194
Cash paid during the period for income taxes, net	$5,591	$2,789
Supplemental disclosure of cash flow information from operating activities
Non-cash right-of-use assets obtained in exchange for new and extended operating leases	$9,057	$34,116
Non-cash adjustment to operating lease right-of-use assets from lease modification	$(530)	$(827)
Supplemental disclosure of non-cash information from financing activities
Deemed contributions from GCMH Equityholders	$55,025	$89,182
Establishment of deferred tax assets, net related to non-cash activities	$(477)	$(131)
Dividends declared but not paid	$1,170	$1,414
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
GCMG was incorporated on July 27, 2020 under the laws of the State of Delaware for the purpose of consummating the Transaction and merging with CF Finance Acquisition Corp. (“CFAC”), which was incorporated on July 9, 2014 under the laws of the State of Delaware. GCMG owns all of the equity interests of GCM Grosvenor Holdings, LLC (“IntermediateCo”), formerly known as CF Finance Intermediate Acquisition, LLC until November 18, 2020, which is the general partner of GCMH subsequent to the Transaction. GCMG’s ownership (through IntermediateCo) of GCMH as of September 30, 2024 and December 31, 2023 was approximately 23.7% and 23.0%, respectively.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all necessary adjustments (which consists of only normal recurring items) have been made to fairly present the Condensed Consolidated Financial Statements for the interim periods presented. Results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”).
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires enhanced income tax disclosures including disclosures of specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold, additional disclosures about income taxes paid, and disclosure of pre-tax income or loss from continuing operations disaggregated between domestic and foreign income or loss. This guidance is effective for public business entities for fiscal years beginning after December 15, 2024. Companies should provide the enhanced disclosures on a prospective basis, however retrospective application is

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

permitted. Early adoption is permitted for annual financial statements that have not yet been issued. The Company is evaluating this guidance and currently expects that adoption will result in enhanced income tax disclosures.
3. Revenues
For the three and nine months ended September 30, 2024 and 2023, management fees and incentive fees consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Management fees	2024	2023	2024	2023
Management fees, net	$95,064	$90,915	$283,513	$269,583
Fund expense reimbursement revenue	3,473	3,658	10,752	10,799
Total management fees	$98,537	$94,573	$294,265	$280,382

	Three Months Ended September 30,		Nine Months Ended September 30,
Incentive fees	2024	2023	2024	2023
Performance fees	$2,745	$661	$13,078	$1,174
Carried interest	20,559	25,412	36,381	43,710
Total incentive fees	$23,304	$26,073	$49,459	$44,884
The Company recognized revenues of $0.5 million during each of the three and nine months ended September 30, 2024 and 2023 that was previously received and deferred at the beginning of the respective periods.
4. Investments
Investments consist of the following:

	As of
	September 30, 2024	December 31, 2023
Equity method investments	$239,034	$228,822
Other investments	11,906	11,380
Total investments	$250,940	$240,202
As of September 30, 2024 and December 31, 2023, the Company held investments of $250.9 million and $240.2 million, respectively, of which $50.4 million and $56.1 million were owned by noncontrolling interest holders, respectively. Net income (loss) and cash flow from investments held by noncontrolling interest holders will not be attributable to the Company.
See Note 5 for fair value disclosures of certain investments held within other investments.
5. Fair Value Measurements
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis and level of inputs used for such measurements as of September 30, 2024 and December 31, 2023:

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

	Fair Value as of September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$47,110	$—	$—	$47,110
Other investments	—	—	11,665	11,665
Total assets	$47,110	$—	$11,665	$58,775

Liabilities
Public warrants	$14,771	$—	$—	$14,771
Private warrants	—	—	950	950
Interest rate derivatives	—	15,680	—	15,680
Total liabilities	$14,771	$15,680	$950	$31,401

	Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$10,282	$—	$—	$10,282
Other investments	—	—	11,192	11,192
Total assets	$10,282	$—	$11,192	$21,474

Liabilities
Public warrants	$6,042	$—	$—	$6,042
Private warrants	—	—	389	389
Interest rate derivatives	—	7,469	—	7,469
Total liabilities	$6,042	$7,469	$389	$13,900
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
Other Investments
Investments in the subordinated notes of a structured alternatives investment solution are not publicly traded and are classified as Level 3. Management determines the fair value of these other investments using a discounted cash flow analysis (“Cash Flow Analysis”), which includes assumptions regarding the expected deployment and realization timing of private investments. The position was classified as Level 3 as of September 30, 2024 and December 31, 2023 because of the use of significant unobservable inputs in the Cash Flow Analysis as follows:

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

	As of September 30, 2024		As of December 31, 2023		Impact to Valuation from an Increase in Input(2)
Significant Unobservable Inputs(1)	Range	Weighted Average	Range	Weighted Average
Discount rate(3)	25.8% – 27.8%	26.8%	26.5% - 27.5%	27.0%	Decrease
Expected remaining term (years)	8 – 12	N/A	8 – 12	N/A	Decrease
Expected return – liquid assets(4)	4.0% – 5.0%	4.1%	2.0% - 5.0%	4.3%	Increase
Expected total value to paid in capital – private assets(5)	1.55x – 2.12x	1.86x	1.55x – 2.05x	1.87x	Increase
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
The resulting fair values of $11.7 million and $11.2 million were recorded within investments in the Condensed Consolidated Statements of Financial Condition as of September 30, 2024 and December 31, 2023, respectively.
The following table presents changes in Level 3 assets measured at fair value for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$11,779	$10,690	$11,192	$10,007
Change in fair value	(114)	367	473	1,050
Balance at end of period	$11,665	$11,057	$11,665	$11,057
Public Warrants
The public warrants are valued using quoted market prices on the Nasdaq Stock Market LLC under the ticker GCMGW.
Private Warrants
The private warrants were classified as Level 3 as of September 30, 2024 and December 31, 2023 because of the use of significant unobservable inputs in the valuation, however the overall private warrant valuation and change in fair value are not material to the Condensed Consolidated Financial Statements.
The valuations for the private warrants were determined to be $1.06 and $0.43 per unit as of September 30, 2024 and December 31, 2023, respectively. The resulting fair values of $1.0 million and $0.4 million were recorded within warrant liabilities in the Condensed Consolidated Statements of Financial Condition as of September 30, 2024 and December 31, 2023, respectively. See Note 7 for additional information regarding the warrant activity.
The following table presents changes in Level 3 liabilities measured at fair value for the three and nine months ended September 30, 2024 and 2023:

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$529	$314	$389	$475
Change in fair value	421	21	561	(140)
Balance at end of period	$950	$335	$950	$335
6. Equity
Shares of Common Stock Outstanding
The following table shows a rollforward of the common stock outstanding for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Class A common stock	Class B common stock	Class C common stock	Class A common stock	Class B common stock	Class C common stock
Beginning of period	44,560,068	—	144,235,246	42,988,563	—	144,235,246
Net shares delivered for vested RSUs	325,453	—	—	1,896,958	—	—
End of period	44,885,521	—	144,235,246	44,885,521	—	144,235,246

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Class A common stock	Class B common stock	Class C common stock	Class A common stock	Class B common stock	Class C common stock
Beginning of period	41,833,448	—	144,235,246	41,806,215	—	144,235,246
Net shares delivered for vested RSUs	1,147,193	—	—	1,738,615	—	—
Repurchase of Class A shares	—	—	—	(564,189)	—	—
End of period	42,980,641	—	144,235,246	42,980,641	—	144,235,246
As of September 30, 2024, 301,383 RSUs were vested, but not yet delivered, and are therefore not yet included in outstanding Class A common stock. The delivery of vested RSUs will be reduced by the number of shares withheld to satisfy statutory withholding tax obligations as well as RSUs that are settled in cash.
Dividends
Dividends are reflected in the Condensed Consolidated Statements of Equity (Deficit) when declared by the Board of Directors. The table below summarizes dividends declared to date during 2024:

Declaration Date	Record Date	Payment Date	Dividend per Common Share
February 8, 2024	March 1, 2024	March 15, 2024	$0.11
May 6, 2024	June 3, 2024	June 17, 2024	$0.11
August 7, 2024	September 3, 2024	September 17, 2024	$0.11
November 7, 2024	December 2, 2024	December 16, 2024	$0.11
Dividend equivalent payments of $1.8 million were accrued for holders of RSUs as of September 30, 2024. Distributions to partners represent distributions made to GCMH Equityholders.

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
During the three and nine months ended September 30, 2024, the Company repurchased 245,763 and 3,510,276 shares, respectively, for RSUs that were settled in cash, including amounts withheld in connection with the payment of tax withholding obligations, for $2.7 million and $33.2 million, or an average of $10.89 and $9.44 per share, respectively. See Note 10 for additional information regarding RSUs. Other than the deemed repurchases described above, the Company did not repurchase shares of Class A common stock during the three and nine months ended September 30, 2024. As of September 30, 2024, the Company had $32.0 million remaining under the stock repurchase plan.
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
No warrants were exercised or repurchased during the three and nine months ended September 30, 2024 and 2023. The Company had 16,784,970 of public warrants and 900,000 of private warrants outstanding as of each of September 30, 2024 and December 31, 2023.
8. Variable Interest Entities
The Company consolidates certain VIEs when it is determined that the Company is the primary beneficiary.
The Company holds variable interests in certain entities that are VIEs which are not consolidated, as it is determined that the Company is not the primary beneficiary. The Company’s involvement with such entities is generally in the form of direct equity interests in, and fee arrangements with, the entities in which it also serves as the general partner or managing member. The Company evaluated its variable interests in the VIEs and determined it is not considered the primary beneficiary of the entities primarily because it does not have interests in the entities that could potentially be significant. No reconsideration

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

events that caused a change in the Company’s consolidation conclusions occurred during either the nine months ended September 30, 2024 or the year ended December 31, 2023. As of September 30, 2024 and December 31, 2023, the total unfunded commitments from the special limited partner and general partners to the unconsolidated VIEs were $47.7 million and $42.1 million, respectively. These commitments are the primary source of financing for the unconsolidated VIEs.
The following table sets forth certain information regarding the VIEs in which the Company holds a variable interest but does not consolidate. The assets recognized on the Company’s Condensed Consolidated Statements of Financial Condition relate to the Company’s interests in and management fees, incentive fees and third party costs receivables from these non-consolidated VIEs. The Company’s maximum exposure to loss relating to non-consolidated VIEs as of September 30, 2024 and December 31, 2023 were as follows:

	As of
	September 30, 2024	December 31, 2023
Investments	$119,855	$102,109
Receivables	18,044	16,324
Maximum exposure to loss	$137,899	$118,433
The above table includes investments in VIEs which are owned by noncontrolling interest holders of approximately $36.3 million and $30.9 million as of September 30, 2024 and December 31, 2023, respectively.
9. Employee Compensation and Benefits
For the three and nine months ended September 30, 2024 and 2023, employee compensation and benefits consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash-based employee compensation and benefits	$37,318	$39,148	$113,324	$122,292
Equity-based compensation	3,908	3,437	34,713	33,045
Partnership interest-based compensation	13,435	14,958	55,025	89,182
Carried interest compensation	12,038	13,777	21,440	24,894
Cash-based incentive fee related compensation	6,528	4,712	15,977	7,177
Other non-cash compensation	90	381	440	915
Total employee compensation and benefits	$73,317	$76,413	$240,919	$277,505
Partnership Interest in Holdings, Holdings II and Management LLC
Payments and settlements for partnership interest awards to the employees are made by GCMH Equityholders. As a result, the Company records a non-cash profits interest compensation charge and an offsetting deemed contribution to equity (deficit) to reflect the payments or settlements made or owed by the GCMH Equityholders. Since payments or settlements are made by Holdings, Holdings II and Management LLC, the expense that is pushed down to GCMH and the offsetting deemed contribution are each attributed solely to noncontrolling interests in GCMH. Any liability related to the awards is recognized at Holdings, Holdings II or Management LLC as Holdings, Holdings II or Management LLC is the party responsible for satisfying the obligation, and is not shown in the Company’s Condensed Consolidated Financial Statements. The Company has recorded deemed contributions to equity (deficit) from Holdings, Holdings II and Management LLC of $13.4 million and $15.0 million for the three months ended September 30, 2024 and 2023, respectively, and $55.0 million and $89.2 million for the nine months ended September 30, 2024 and 2023, respectively, for partnership interest-based compensation expense which was or will ultimately be paid or settled by Holdings, Holdings II or Management LLC.
GCMH Equityholders have modified awards to certain individuals upon their voluntary retirement or intention to retire as employees. These awards generally include a stated target amount that, upon payment, terminates the recipient’s rights to future distributions and allows for a lump sum buy-out of the awards, at the discretion of the managing member of Holdings,

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
Holdings II, and Management LLC. The awards are accounted for as partnership interest-based compensation at the present value of these expected future payments, in the period the employees accepted the offer. The Company recognized $18.5 million in partnership interest-based compensation expense related to award modifications for the nine months ended September 30, 2024, and none was recognized for the three months ended September 30, 2024 and each of the three and nine months ended September 30, 2023 (other than as discussed for the Holdings Awards below).
The liability associated with awards that contain a stated target has been retained by Holdings as of September 30, 2024 and December 31, 2023 and is re-measured at each reporting date, with any corresponding changes in liability being reflected as employee compensation and benefits expense of the Company. No recipients had unvested stated target payments as of September 30, 2024 and 2023. The Company recognized partnership interest-based compensation expense of $4.2 million and $3.7 million for the three months ended September 30, 2024 and 2023, respectively, and $9.0 million and $17.9 million for the nine months September 30, 2024 and 2023, respectively, related to profits interest awards that are in substance profit-sharing arrangements.
GCMH Equityholders Awards
In the year ended December 31, 2022, GCMH Equityholders entered into agreements that will transfer equity ownership between certain existing employee members of the GCMH Equityholders (“GCMH Equityholders Awards”). The GCMH Equityholders Awards will entitle recipients to receive Class A common stock upon vesting. The non-cash awards serve to transfer equity ownership from existing GCMH Equityholders to other existing member employees upon vesting. The GCMH Equityholders Awards do not dilute Class A common stockholders and do not impact cash flows of the Company. The GCMH Equityholders Awards are accounted for under ASC 718, Compensation—Stock Compensation. The awards generally will vest in May 2025 and do not entitle the recipients to dividends or distributions made on Class A common stock during the vesting period. As such, the fair value of the GCMH Equityholders Awards is based on the closing price of Class A common stock on the accounting grant date less the present value of dividends expected to be paid during the vesting period. GCMH Equityholders can settle the awards at various dates after vesting by exchanging outstanding GCMH common units or by otherwise acquiring and delivering Class A common stock, and therefore the vesting of such awards will not dilute Class A common stockholders. As such, the expense that is pushed down to GCMH and the offsetting deemed contribution are each attributed solely to noncontrolling interests in GCMH, consistent with the accounting for payments to employees described above. The GCMH Equityholders Awards of 7,169,415 units had an aggregate grant date fair value of $53.4 million, or an average grant date fair value of $7.45 per unit. The Company recognized partnership interest-based compensation expense related to the GCMH Equityholders Awards of $5.5 million for each of the three months ended September 30, 2024 and 2023, and $16.4 million for each of the nine months ended September 30, 2024 and 2023. As of September 30, 2024, total unrecognized compensation expense related to unvested GCMH Equityholders Awards was $12.7 million and is expected to be recognized over the remaining weighted average period of 0.6 years.
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
The Holdings Awards had an aggregate grant date fair value of $155.5 million, which was partially offset when recognized in expense by $80.0 million target amounts reversed during the year ended December 31, 2023. The fair value of the

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
Holdings Awards was determined by a third-party valuation firm utilizing a discounted cash flow analysis for the minimum allocable share and a Monte Carlo simulation valuation model for the profits interest with respect to net sale proceeds from dispositions of Holdings properties after the threshold distributions. Significant valuation inputs and assumptions included Holdings projected financial information and distributions, an estimated 10 year holding period, a 15.4% cost of equity, a 13.0% weighted average cost of capital, a 35% volatility assumption, the likelihood of a defined conversion event, a 40% discount for lack of marketability, and the fair value of reference properties that determine the threshold distributions for the profits interest with respect to net sale proceeds. The resulting fair value of the Holdings Awards is pushed down from Holdings to the Company and recorded as compensation expense. A portion of the Holdings Awards were vested upon grant, resulting in immediate expense recognition. The Company recognized partnership interest-based compensation expense related to the Holdings Awards of $3.7 million and $11.1 million for the three and nine months ended September 30, 2024, respectively, and $5.8 million and $54.9 million for the three and nine months ended September 30, 2023, respectively. A portion of the Holdings Awards will vest and are being expensed over a requisite service period through December 31, 2024. As of September 30, 2024, total unrecognized compensation expense related to unvested Holdings Awards was $3.7 million and is expected to be recognized over the remaining weighted average period of 0.3 years.
Other
Other consists of employee compensation and benefits expense related to deferred compensation programs and other awards that represent investments made in GCM Funds on behalf of the employees.
10. Equity-Based Compensation
In the nine months ended September 30, 2024, the Company granted 2.0 million equity-classified RSUs and 1.5 million liability-classified RSUs with aggregate grant date fair values of $17.4 million and $13.2 million, respectively, to certain employees. The liability-classified RSUs are either classified as liabilities because they are required to be settled in cash or because the Company has the right to and intends to (as of the grant date or September 30, 2024, as applicable) settle the RSUs partially or wholly in cash. In the nine months ended September 30, 2024, the Company reclassified 2.0 million RSUs from liability-classified to equity-classified based on management’s intent to settle the awards in shares of Class A common stock.
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
See Note 9 for additional information regarding GCMH Equityholders Awards and Holdings Awards.
A summary of non-vested equity-classified RSU activity for the nine months ended September 30, 2024 is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of December 31, 2023	2,164,163	$8.51
Granted	2,022,970	8.62
Reclassified from liability-classified RSUs	1,976,452	8.10
Vested	(2,746,501)	8.41
Forfeited	(71,924)	9.38
Balance as of September 30, 2024	3,345,160	8.40

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

A summary of non-vested liability-classified RSU activity for the nine months ended September 30, 2024 is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of December 31, 2023	3,550,186	$7.73
Granted	1,515,093	8.68
Reclassified to equity-classified RSUs	(1,976,452)	8.10
Vested	(2,693,675)	7.98
Balance as of September 30, 2024	395,152	$7.79
The total grant-date fair value of RSUs that vested during the three and nine months ended September 30, 2024 was $2.5 million and $23.1 million, respectively. For the three months ended September 30, 2024 and 2023, $3.9 million and $3.4 million, respectively, of compensation expense related to RSUs was recorded within employee compensation and benefits in the Condensed Consolidated Statements of Income (Loss). For the nine months ended September 30, 2024 and 2023, $34.7 million and $33.0 million, respectively, of compensation expense related to RSUs was recorded within employee compensation and benefits in the Condensed Consolidated Statements of Income (Loss). As of September 30, 2024, total unrecognized compensation expense related to unvested RSUs was $24.8 million and is expected to be recognized over the remaining weighted average period of 2.5 years.
The tax benefit related to RSUs that vested and were delivered during the nine months ended September 30, 2024 was $3.0 million.
In October 2024, the Company granted 1.5 million liability-classified RSUs that vest on March 1, 2025 and may be settled in shares of Class A Common Stock or, at the election of the Company, in cash, or a combination thereof.
11. Debt
The table below summarizes the outstanding debt balance as of September 30, 2024 and December 31, 2023:

	As of
	September 30, 2024	December 31, 2023
Senior loan	$436,905	$389,000
Less: debt issuance costs	(3,967)	(4,273)
Total debt	$432,938	$384,727
Maturities of debt for the next five years and thereafter as of September 30, 2024 are as follows:

Remainder of 2024	$1,095
2025	4,380
2026	4,380
2027	4,380
2028	4,380
Thereafter	418,290
Total	$436,905
Senior Loan
On January 2, 2014, the Company entered into a senior secured term loan facility (“Senior Loan”), which was subsequently amended through several debt modifications.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

In 2021, the Company amended its Senior Loan to extend the maturity date to February 24, 2028 and increased the aggregate principal amount thereunder to $400.0 million (“2028 Term Loans”).
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
On May 21, 2024, the Company entered into Amendment No. 8 to the Credit Agreement to, among other things, increase and extend the 2028 Term Loans. The amendment increased the aggregate principal amount from $388.0 million to $438.0 million, extended the maturity date from February 24, 2028 to February 25, 2030 (as increased and extended, the “2030 Term Loans”), decreased the interest rate margin to 2.25% over Term SOFR, and removed the Benchmark Replacement Adjustment of 0.11%. As a result of the amendment and extension, the Company capitalized $0.4 million of debt issuances costs related to payments to lenders, which is recorded within debt in the Condensed Consolidated Statements of Financial Condition, and expensed $3.0 million of third-party costs which is recorded within general, administrative and other in the Condensed Consolidated Statements of Income (Loss) for the nine months ended September 30, 2024. In addition, the Company recorded an expense of $0.2 million related to the partial extinguishment of certain lenders, which is recorded within other income (expense) in the Condensed Consolidated Statements of Income (Loss) for the nine months ended September 30, 2024.
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
In addition to the scheduled principal repayments, the Company is required to offer to make prepayments of Consolidated Excess Cash Flow (“Cash Flow Payments”) no later than five days following the date the quarterly financial statements are due if the leverage ratio exceeds certain thresholds in the Amended Credit Agreement. The Cash Flow Payments were calculated as defined in the Senior Loan agreement based on a percentage of calculated excess cash. During the three and nine months ended September 30, 2024, the Company was not required to offer to make any Cash Flow Payments.
As of September 30, 2024 and December 31, 2023, $436.9 million and $389.0 million of 2028 Term Loans were outstanding, respectively, with weighted average interest rates of 7.75% and 7.59% for the nine months ended September 30, 2024 and year ended December 31, 2023, respectively.
Under the credit and guaranty agreement governing the terms of the Senior Loan, the Company must maintain certain leverage and interest coverage ratios. The credit and guaranty agreement also contains other covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur debt and restrict the Company and its subsidiaries ability to merge or consolidate, or sell or convey all or substantially all of the Company’s assets. As of September 30, 2024, the Company was in compliance with all covenants.
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

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

Credit Facility
Concurrent with the issuance of the Senior Loan, the Company entered into a $50.0 million revolving credit facility (“Credit Facility”). The Credit Facility maturity date was extended from February 24, 2026 to February 24, 2028 as part of the Amended Credit Agreement No. 8, and carries an unused commitment fee of up to 0.50% per annum. There were no outstanding borrowings related to the Credit Facility as of each of September 30, 2024 and December 31, 2023.
Other
Certain subsidiaries of the Company agree to jointly and severally guarantee, as primary obligors and not merely as surety guarantees the obligations of their parent entity, GCMH.
Amortization of deferred debt issuance costs was $0.2 million and $0.3 million for the three months ended September 30, 2024 and 2023, and $0.7 million and $0.8 million for the nine months ended September 30, 2024 and 2023. These amounts were recorded within interest expense in the Condensed Consolidated Statements of Income (Loss).
The carrying value of the Senior Loan, excluding the unamortized debt issuance costs presented as a reduction to the principal balance, approximated the fair value as of September 30, 2024 and December 31, 2023. As the Senior Loan was not accounted for at fair value, it was not included in the Company’s fair value hierarchy in Note 5, however had it been included, it would have been classified in Level 2.
12. Interest Rate Derivatives
The Company has entered into various derivative agreements with financial institutions to hedge interest rate risk related to its outstanding debt. The Company had the following interest rate derivatives recorded within accrued expenses and other liabilities as of September 30, 2024 and December 31, 2023 in the Condensed Consolidated Statements of Financial Condition:

Derivative	Notional Amount	Fair Value as of September 30, 2024	Fair Value as of December 31, 2023	Fixed Rate Paid	Floating Rate Received	Effective Date(3)	Maturity Date
Interest rate swap	$300,000	$(9,409)	$(7,469)	4.37%	1 month Term SOFR(1)(2)	November 2022	February 2028
Interest rate swap	$28,500	$(1,085)	$—	4.47%	1 month Term SOFR(1)	May 2024	February 2028
Interest rate swap	$317,000	$(5,186)	$—	4.17%	1 month Term SOFR(1)	February 2028	February 2030
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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
A rollforward of the amounts in accumulated other comprehensive income (loss) (“AOCI”) related to interest rate derivatives designated as cash flow hedges is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Derivative gain at beginning of period	$22,422	$29,641	$21,806	$29,130
Amount recognized in other comprehensive income (loss)(1)	(10,915)	5,690	(4,873)	9,678
Amount reclassified from accumulated other comprehensive income (loss) to interest expense	(2,798)	(2,661)	(8,224)	(6,138)
Derivative gain at end of period	8,709	32,670	8,709	32,670
Less: gain attributable to noncontrolling interests in GCMH	7,690	26,885	7,690	26,885
Derivative gain at end of period, net	$1,019	$5,785	$1,019	$5,785
____________
(1)Net tax benefit of $0.9 million and $0.8 million for the three and nine months ended September 30, 2024, respectively, and an immaterial tax impact for each of the three and nine months ended September 30, 2023.
In February 2021, the Company terminated derivative instruments which were entered into in 2017. In October 2022, the Company terminated derivative instruments which were entered into in 2021 and received $40.3 million of cash for the fair market value of the interest rate swaps at termination. The amounts previously recorded as hedges in AOCI will remain in AOCI and will be recorded in interest expense within the Condensed Consolidated Statements of Comprehensive Income (Loss) over the original lives of the derivative instruments.
The Company reclassified $1.9 million for each of the three months ended September 30, 2024 and 2023, and $5.7 million and $4.8 million for the nine months ended September 30, 2024 and 2023, respectively, from AOCI to interest expense relating to the derivative instruments terminated that initially qualified for hedge accounting. The net impact of these reclassifications decreased interest expense for each of the three and nine months ended September 30, 2024 and 2023, respectively.
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
On May 23, 2024, the Company entered into a forward-starting swap agreement to hedge interest rate risk related to payments made during the extended maturity of the 2030 Term Loans that has an effective date of February 2028, a notional amount of $317.0 million, and a fixed rate of 4.17%. The forward-starting swap agreement and 2030 Term Loans have a 0.50% Term SOFR floor. The swap was determined to be an effective cash flow hedge at inception based on a comparison of critical terms.
The fair values of the interest rate swaps are based on observable market inputs and represent the net amount required to terminate the positions, taking into consideration market rates and non-performance risk. Refer to Note 5 for additional information.
During the next twelve months, the Company expects to reclassify approximately $6.1 million from AOCI to interest expense, which will decrease interest expense, including the impact of the swap terminations.

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
In January 2024, the Company executed an agreement to lease office space for its United Kingdom office. The new space will replace the Company’s existing United Kingdom office space. The Company gained access to this space in January 2024 and established the ROU asset and lease liability. Total future lease payments are expected to be $2.8 million over 5.0 years. The lease contains rent escalation clauses based on increases in base rent, real estate taxes and operating expenses and a 10 month rent concession.
In June 2024, the Company executed an amendment to its lease agreement for our Chicago, Illinois office. The amended lease agreement provides access to temporary office space from October 2024 until September 2025, shortens the lease term for certain existing office space from September 2026 to September 2025, which will result in a one-time early termination fee, and extends the lease term of remaining existing office space from September 2026 to September 2037. As a result of the amended lease agreement the Company remeasured the existing ROU asset and lease liability based on the terms of the amended lease agreement. Total future lease payments are expected to be $16.7 million over 12.9 years, which is net of the landlord provided tenant improvement allowance of up to $8.0 million, as specified in the lease. The lease contains rent escalation clauses based on increases in base rent, real estate taxes and operating expenses and a 12 month rent concession.
The components of operating lease expense recorded within general, administrative and other in the Condensed Consolidated Statements of Income (Loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost(1)	$2,078	$2,249	$8,026	$6,051
Variable lease cost(2)	840	1,034	2,917	3,418
Less: sublease income	50	49	165	130
Total lease cost	$2,868	$3,234	$10,778	$9,339
____________
(1)Includes $0.1 million of short term lease expense for each of the three months ended September 30, 2024 and 2023, respectively. Includes $0.2 million of short term lease expense for each of the nine months ended September 30, 2024 and 2023, respectively. For the three and nine months ended September 30, 2024, includes lease cost for two offices in New York due to the build out of new office space.
(2)Includes common area maintenance charges and other variable costs not included in the measurement of ROU assets and lease liabilities.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
The following table summarizes cash flows and other supplemental information related to our operating leases:

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities(1)	$4,009	$6,460
Non-cash ROU assets obtained in exchange for new and extended operating leases	$9,057	$34,116
Weighted average remaining lease term in years	13.7 years	12.8 years
Weighted average discount rate	6.3%	6.1%
___________
(1)Excludes $6.3 million of cash received during the nine months ended September 30, 2024 for lease incentives received related to the New York office lease.
As of September 30, 2024, the maturities of operating lease liabilities were as follows:

Remainder of 2024	$1,109
2025	7,623
2026	5,713
2027	6,838
2028	6,661
Thereafter	67,430
Total lease payments	95,374
Less: tenant improvement allowance	(8,706)
Less: imputed interest	(32,078)
Total operating lease liabilities	$54,590

Commitments
During the three months ended September 30, 2024, the Company extended its contract for a 6.25% interest in an aircraft until September 3, 2029, and will continue to pay a fixed management fee of $0.3 million per year.
The Company had $86.4 million and $85.6 million of unfunded investment commitments as of September 30, 2024 and December 31, 2023, respectively, representing general partner capital funding commitments to several of the GCM Funds.
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
The Company incurs certain costs, primarily related to accounting, client reporting, investment-decision making and treasury-related expenditures, for which it receives reimbursement from the GCM Funds in connection with its performance obligations to provide investment management services. The Company also incurs certain costs, primarily related to employee benefits and travel, for which it receives reimbursement from Holdings. Due from related parties in the Condensed Consolidated Statements of Financial Condition includes net receivables from GCM Funds of $7.3 million and $13.5 million and from Holdings of less than $0.1 million as of September 30, 2024 and December 31, 2023, respectively, paid on behalf of affiliated entities that are reimbursable to the Company.
Our executive officers, senior professionals, and certain current and former employees and their families invest on a discretionary basis in GCM Funds, and such investments are generally not subject to management fees and performance fees. As of September 30, 2024 and December 31, 2023, such investments and future commitments were $417.1 million and $377.5 million in aggregate, respectively.
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
From time to time, certain of the Company’s executive officers utilize a private business aircraft, including an aircraft wholly owned or controlled by members of Holdings. Additionally, the Company arranges for the use of the private business aircraft through a number of charter services, including entities predominantly or wholly owned or controlled by members of Holdings. The Company paid, net of reimbursements, $0.6 million and $1.4 million for the three and nine months ended September 30, 2024, and $0.5 million and $2.0 million for the three and nine months ended September 30, 2023, respectively, to utilize aircraft and charter services wholly owned or controlled by members of Holdings, which is recorded within general, administrative and other in the Condensed Consolidated Statements of Income (Loss).
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

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

The Company’s effective tax rate was 21% and 16% for each of the three months ended September 30, 2024 and 2023, respectively, and 55% and (21)% for the nine months ended September 30, 2024 and 2023. These rates were different than the statutory rate primarily due to the portion of income allocated to the noncontrolling interest holders, including profits interest expense, as well as a valuation allowance recorded against deferred tax assets and discrete tax adjustments recorded in the periods.
As of September 30, 2024, the Company had $1.0 million in unrecognized tax positions and believes there will be no material changes to the uncertain tax benefits related to its uncertain tax positions within the next 12 months.
16. Earnings (Loss) Per Share
The following is a reconciliation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator for earnings (loss) per share calculation:
Net income attributable to GCM Grosvenor Inc., basic	$4,156	$5,898	$11,080	$9,516
Exchange of Partnership units	685	1,730	(21,548)	(62,230)
Net income (loss) attributable to common stockholders, diluted	4,841	7,628	(10,468)	(52,714)

Denominator for earnings (loss) per share calculation:
Weighted-average shares, basic	45,163,779	43,467,609	44,591,650	43,189,001
Exchange of Partnership units	144,235,246	144,235,246	144,235,246	144,235,246
Assumed vesting of RSUs - incremental shares under the treasury stock method	1,198,541	294,593	—	—
Weighted-average shares, diluted	190,597,566	187,997,448	188,826,896	187,424,247

Basic EPS
Net income attributable to common stockholders, basic	$4,156	$5,898	$11,080	$9,516
Weighted-average shares, basic	45,163,779	43,467,609	44,591,650	43,189,001
Net income per share attributable to common stockholders, basic	$0.09	$0.14	$0.25	$0.22

Diluted EPS
Net income (loss) attributable to common stockholders, diluted	$4,841	$7,628	$(10,468)	$(52,714)
Weighted-average shares, diluted	190,597,566	187,997,448	188,826,896	187,424,247
Net income (loss) per share attributable to common stockholders, diluted	$0.03	$0.04	$(0.06)	$(0.28)
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
The following outstanding potentially dilutive securities were excluded from the calculations of diluted earnings (loss) per share attributable to common stockholders because their impact would have been antidilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Public warrants	16,784,970	16,784,970	16,784,970	16,784,970
Private warrants	900,000	900,000	900,000	900,000
Unvested RSUs under the treasury stock method	—	—	1,492,538	633,208
17. Subsequent Events
On November 7, 2024, GCMG’s Board of Directors declared a quarterly dividend of $0.11 per share of Class A common stock to record holders as of the close of business on December 2, 2024. The payment date will be December 16, 2024.

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
Economic: ~24%
Voting: 100%
GCM Grosvenor Operating Businesses
Grosvenor Capital Management Holdings, LLLP and its Subsidiaries

Note: The diagram depicts a simplified version of our structure and does not include all legal entities in our structure. Approximate ownership percentages are as of November 4, 2024.

(1)Mr. Sacks, the chairman of our board of directors and our chief executive officer, has 100% ownership and control over GCM V. The address for Mr. Sacks is c/o GCM Grosvenor, 900 North Michigan Avenue, Suite 1100, Chicago, Illinois 60611.
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
(3)    Each warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment.
(4)     Mr. Sacks is the ultimate managing member of each of (i) Holdings, (ii) Management LLC, (iii) Holdings II, and (iv) GCM Progress Subsidiary LLC, a Delaware limited liability company (collectively, the “GCMH Equityholders”). Any distribution of proceeds derived from the securities held by the GCMH Equityholders is shared among the respective members of such entities in accordance with the applicable operating agreements of such entities.
(5)     As of November 4, 2024, there were 44,899,246 shares of Class A common stock outstanding and 144,235,246 common units of GCMH (“Common Units”) outstanding held by the GCMH Equityholders, which may be exchanged for shares of Class A common stock on a one-to-one basis, or, at the Company’s election, for cash, pursuant to and subject to the restrictions set forth in the Fifth Amended and Restated Limited Liability Limited Partnership Agreement of GCMH. As of November 4, 2024, GCM V held 144,235,246 shares of Class C common stock, which corresponds to the number of Common Units held by the GCMH Equityholders.
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
We provided investment management / advisory services on assets of $79.6 billion and $76.9 billion as of September 30, 2024 and December 31, 2023, respectively.
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
Agreements generally include a clawback provision that, if triggered, would require us to return up to the cumulative amount of carried interest distributed, typically net of tax, upon liquidation of those funds, if the aggregate amount paid as carried interest exceeds the amount actually due based upon the aggregate performance of each fund. We have defined the portion to be deferred as the amount of carried interest, typically net of tax, that we would be required to return if all remaining investments had no value as of the end of each reporting period. As of September 30, 2024, deferred revenue relating to constrained realized carried interest was approximately $7.1 million.
Assets under management that are subject to carried interest, excluding investments of the firm and our professionals from which we generally do not earn incentive fees, were approximately $44.2 billion as of September 30, 2024.

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
Assets under management that are subject to performance fees, excluding investments of the firm and our professionals from which we generally do not earn incentive fees, were approximately $13.6 billion as of September 30, 2024.
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

Results of Operations
The following is a discussion of our consolidated results of operations for the three and nine months ended September 30, 2024 and 2023. This information is derived from our accompanying Condensed Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, unaudited)
Revenues
Management fees	$98,537	$94,573	$294,265	$280,382
Incentive fees	23,304	26,073	49,459	44,884
Other operating income	1,090	1,068	5,027	3,177
Total operating revenues	122,931	121,714	348,751	328,443
Expenses
Employee compensation and benefits	73,317	76,413	240,919	277,505
General, administrative and other	24,617	21,397	77,960	75,902
Total operating expenses	97,934	97,810	318,879	353,407
Operating income (loss)	24,997	23,904	29,872	(24,964)
Investment income	2,677	2,656	9,644	11,089
Interest expense	(5,918)	(5,688)	(17,975)	(18,025)
Other income	531	439	1,478	1,611
Change in fair value of warrant liabilities	(6,966)	(352)	(9,290)	2,322
Net other expense	(9,676)	(2,945)	(16,143)	(3,003)
Income (loss) before income taxes	15,321	20,959	13,729	(27,967)
Provision for income taxes	3,190	3,339	7,544	5,811
Net income (loss)	12,131	17,620	6,185	(33,778)
Less: Net income attributable to noncontrolling interests in subsidiaries	692	1,337	1,093	5,506
Less: Net income (loss) attributable to noncontrolling interests in GCMH	7,283	10,385	(5,988)	(48,800)
Net income attributable to GCM Grosvenor Inc.	$4,156	$5,898	$11,080	$9,516
Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, unaudited)
Private markets strategies	$57,904	$54,497	$172,288	$159,277
Absolute return strategies	37,160	36,418	111,225	110,306
Fund expense reimbursement revenue	3,473	3,658	10,752	10,799
Total management fees	98,537	94,573	294,265	280,382
Incentive fees	23,304	26,073	49,459	44,884
Administrative fees	971	899	2,868	2,650
Other	119	169	2,159	527
Total other operating income	1,090	1,068	5,027	3,177
Total operating revenues	$122,931	$121,714	$348,751	$328,443

Three Months Ended September 30, 2024 and September 30, 2023
Management fees increased $4.0 million, or 4%, to $98.5 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Private markets strategies fees increased $3.4 million, or 6%, primarily due to a $1.8 million increase in private market strategies specialized funds fees and a $1.6 million increase in private markets strategies customized separate accounts fees, both as a result of capital raising and deployment. Absolute return strategies fees increased $0.7 million, or 2%, primarily due to higher returns for certain absolute return strategies funds. These increases were partially offset by a decrease in fund expense reimbursement revenue of $0.2 million, or 5% to $3.5 million.
Incentive fees consisted of carried interest and performance fees. Carried interest decreased $4.9 million, or 19%, to $20.6 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to lower tax carry realizations related to 2023 taxable income partially offset by distributions and carry realizations during the three months ended September 30, 2024. Performance fees increased $2.1 million to $2.7 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to higher returns for absolute return strategies funds during the three months ended September 30, 2024. Performance fees are generally determined at the end of the calendar year and are generally minimal in interim periods.
Nine Months Ended September 30, 2024 and September 30, 2023
Management fees increased $13.9 million, or 5%, to $294.3 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Private market strategies fees increased $13.0 million, or 8%, primarily due to a $7.7 million increase in private market strategies specialized funds fees and a $5.3 million increase in private market strategies customized separate accounts fees, both as a result of capital raising and deployment. Absolute return strategies fees of $111.2 million for the nine months ended September 30, 2024 were generally consistent with those in the nine months ended September 30, 2023.
Incentive fees consisted of carried interest and performance fees. Carried interest decreased $7.3 million, or 17%, to $36.4 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to lower tax carry realizations related to 2023 taxable income partially offset by distributions and carry realizations during the nine months ended September 30, 2024. Performance fees increased $11.9 million to $13.1 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to fees earned from funds with fiscal year ends different than calendar year end during the nine months ended September 30, 2024. Performance fees are generally determined at the end of the year and are generally minimal in interim periods.
Expenses
Employee Compensation and Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, unaudited)
Cash-based employee compensation and benefits	$37,318	$39,148	$113,324	$122,292
Equity-based compensation	3,908	3,437	34,713	33,045
Partnership interest-based compensation	13,435	14,958	55,025	89,182
Carried interest compensation	12,038	13,777	21,440	24,894
Cash-based incentive fee related compensation	6,528	4,712	15,977	7,177
Other non-cash compensation	90	381	440	915
Total employee compensation and benefits	$73,317	$76,413	$240,919	$277,505
Three Months Ended September 30, 2024 and September 30, 2023
Employee compensation and benefits decreased $3.1 million, or 4%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The overall decrease was primarily driven by decreases in cash-based employee compensation and benefits, partnership interest-based compensation and carried interest compensation, partially offset by an increase in cash-based incentive fee related compensation. Cash-based employee compensation and benefits decreased $1.8 million, or 5%, primarily due to lower bonus accruals. Partnership interest-based compensation decreased $1.5 million, or 10%, primarily due to lower expense recorded for the Holdings Awards during the three months ended

September 30, 2024 (as further described in Note 9 in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 2 of the Quarterly Report on Form 10-Q). These awards do not dilute Class A common stockholders or impact our net cash flows. Carried interest compensation decreased $1.7 million, or 13%, primarily due to lower realized carried interest during the three months ended September 30, 2024. Cash-based incentive fee related compensation increased $1.8 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to higher performance fees during the three months ended September 30, 2024.
Nine Months Ended September 30, 2024 and September 30, 2023
Employee compensation and benefits decreased $36.6 million, or 13%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The overall decrease was primarily driven by decreases in partnership interest-based compensation, cash-based employee compensation and benefits and carried interest compensation, partially offset by an increase in cash-based incentive fee related compensation. Partnership interest-based compensation decreased $34.2 million, or 38%, due to expense recorded for the Holdings Awards during the nine months ended September 30, 2023, partially offset by award modifications in the first quarter of 2024 and amortization of the Holdings Awards that were granted in the second quarter of 2023. Holdings Awards are further described in Note 9 in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 2 of the Quarterly Report on Form 10-Q. These awards do not dilute Class A common stockholders or impact our net cash flows. Cash-based employee compensation and benefits decreased $9.0 million, or 7%, due to lower bonus accruals and severance for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Carried interest compensation decreased $3.5 million, or 14%, primarily due to lower realized carried interest during the nine months ended September 30, 2024. Cash-based incentive fee related compensation increased $8.8 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to higher performance fees during the nine months ended September 30, 2024.
General, Administrative and Other
Three and Nine Months Ended September 30, 2024 and September 30, 2023
General, administrative and other increased $3.2 million, or 15%, to $24.6 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily driven by an increase in professional fees.
General, administrative and other increased $2.1 million, or 3%, to $78.0 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to increases in occupancy expenses and travel related costs.
Net Other Income (Expense)
Three Months Ended September 30, 2024 and September 30, 2023
Investment income of $2.7 million for the three months ended September 30, 2024 was generally consistent with the three months ended September 30, 2023.
Interest expense of $5.9 million for the three months ended September 30, 2024 was generally consistent with $5.7 million for the three months ended September 30, 2023.
Other income of $0.5 million for the three months ended September 30, 2024 was generally consistent with $0.4 million for the three months ended September 30, 2023 and consisted primarily of interest income in each period.
Change in fair value of warrant liabilities of $7.0 million for the three months ended September 30, 2024 was due to an increase in the fair value of the warrants from June 30, 2024 to September 30, 2024.
Nine Months Ended September 30, 2024 and September 30, 2023
Investment income was $9.6 million for the nine months ended September 30, 2024 compared to $11.1 million for the nine months ended September 30, 2023, primarily due to the change in value of private and public market investments.
Interest expense of $18.0 million for the nine months ended September 30, 2024 was generally consistent with the nine months ended September 30, 2023.

Other income was $1.5 million for the nine months ended September 30, 2024 compared to $1.6 million for the nine months ended September 30, 2023, and consisted primarily of interest income in each period.
Change in fair value of warrant liabilities of $9.3 million for the nine months ended September 30, 2024 was due to an increase in the fair value of the warrants from December 31, 2023 to September 30, 2024.
Provision for Income Taxes
Three and Nine Months Ended September 30, 2024 and September 30, 2023
Provision for income taxes primarily reflect U.S. federal and state income taxes on our share of taxable income generated by us, as well as local and foreign income taxes of certain of the our subsidiaries.
Our effective tax rate was 21% and 16% for the three months ended September 30, 2024 and 2023, respectively, and 55% and (21)% for the nine months ended September 30, 2024, respectively. Our overall effective tax rate was greater than the statutory rate primarily due to the portion of income allocated to the noncontrolling interest holders, including profit interest expense, as well as a valuation allowance recorded against deferred tax assets and discrete tax adjustments recorded in the periods.
Net Income (Loss) Attributable to Noncontrolling Interests
Three and Nine Months Ended September 30, 2024 and September 30, 2023
Net income attributable to noncontrolling interests in subsidiaries was $0.7 million and $1.3 million for the three months ended September 30, 2024 and 2023, respectively, and $1.1 million and $5.5 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, was primarily attributable to a decrease in income generated by our consolidated subsidiaries not wholly owned by us.
Net income (loss) attributable to noncontrolling interests in GCMH was $7.3 million and $10.4 million for the three months ended September 30, 2024 and 2023, respectively, and $(6.0) million and $(48.8) million for the nine months ended September 30, 2024 and 2023, respectively. The change in net income (loss) attributable to noncontrolling interests in GCMH for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, was primarily attributable to a decrease in partnership-interest based compensation as described above, which was fully allocated to noncontrolling interests in GCMH and underlying performance of GCMH.
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

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
(in millions, unaudited)	Private Markets Strategies	Absolute Return Strategies	Total FPAUM	Private Markets Strategies	Absolute Return Strategies	Total FPAUM
Fee-paying AUM
Balance, beginning of period	$41,782	$21,446	$63,228	$40,269	$21,414	$61,683
Contributions	917	169	1,086	3,354	807	4,161
Withdrawals	(21)	(364)	(385)	(51)	(2,126)	(2,177)
Distributions	(312)	(56)	(368)	(796)	(206)	(1,002)
Change in market value	48	266	314	179	1,628	1,807
Foreign exchange and other	(147)	(6)	(153)	(688)	(62)	(750)
Balance, end of period	$42,267	$21,455	$63,722	$42,267	$21,455	$63,722
Contracted, not yet fee-paying AUM (“CNYFPAUM”) represents limited partner commitments which are expected to be invested and begin charging fees over the ensuing five years.

	As of
(in millions)	September 30, 2024	December 31, 2023
Contracted, not yet Fee-Paying AUM	$7,858	$7,304
AUM	$79,563	$76,908
Of the $7.9 billion CNYFPAUM as of September 30, 2024, approximately $3.1 billion is subject to an agreed upon fee ramp in schedule. The ramp in schedule will result in management fees being charged on approximately $0.3 billion, $1.1 billion and $1.7 billion of such amount in the remainder of 2024, in 2025, and in 2026 and beyond, respectively. Management fees will be charged on the remaining approximately $4.8 billion of CNYFPAUM as such capital is invested, which will depend on a number of factors, including the availability of eligible investment opportunities.
Three Months Ended September 30, 2024
FPAUM increased $0.5 billion, or 1%, to $63.7 billion during the three months ended September 30, 2024 due to $1.1 billion of contributions and a $0.3 billion increase in market value, offset by $0.4 billion and $0.4 billion of withdrawals and distributions, respectively, and a $0.2 billion decrease in foreign exchange and other movements.
•Private markets strategies FPAUM increased $0.5 billion, or 1%, to $42.3 billion during the three months ended September 30, 2024, primarily due to $0.9 billion of contributions, partially offset by $0.3 billion of distributions.
•Absolute return strategies FPAUM remained consistent at $21.5 billion during the three months ended September 30, 2024, primarily due to a $0.3 billion increase in market value and $0.2 billion of contributions, partially offset by $0.4 billion and $0.1 billion of withdrawals and distributions, respectively.
CNYFPAUM increased $0.5 billion, or 7%, to $7.9 billion during the three months ended September 30, 2024 due to the closing of new commitments during the period, net of reductions for CNYFPAUM that became FPAUM during the period.
AUM increased $0.9 billion, or 1%, to $79.6 billion during the three months ended September 30, 2024, primarily driven by a $0.5 billion increase in both FPAUM and CNYFPAUM, partially offset by mark to market decreases that do not impact FPAUM.
Nine Months Ended September 30, 2024
FPAUM increased $2.0 billion, or 3%, to $63.7 billion during the nine months ended September 30, 2024, primarily due to $4.2 billion of contributions and a $1.8 billion increase in market value, offset by $2.2 billion and $1.0 billion of withdrawals and distributions, respectively, and a $0.8 billion decrease for foreign exchange and other movements.
•Private markets strategies FPAUM increased $2.0 billion, or 5%, to $42.3 billion during the nine months ended September 30, 2024, primarily due to $3.4 billion of contributions and a $0.2 billion increase in market value, partially offset by $0.8 billion of distributions and a $0.7 billion decrease in foreign exchange and other movements.
•Absolute return strategies FPAUM remained consistent at $21.5 billion during the nine months ended September 30, 2024, primarily due to a $1.6 billion increase in market value and $0.8 billion of contributions, partially offset by $2.1 billion and $0.2 billion of withdrawals and distributions, respectively.
CNYFPAUM increased $0.6 billion, or 8%, to $7.9 billion during the nine months ended September 30, 2024 due to the closing of new commitments during the period, net of reductions for CNYFPAUM that became FPAUM during the period.
AUM increased $2.7 billion, or 3%, to $79.6 billion during the nine months ended September 30, 2024, primarily driven by a $2.0 billion increase in FPAUM and a $0.6 billion increase in CNYFPAUM, as well as mark to market increases that do not impact FPAUM.
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

Summary of Non-GAAP Financial Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, unaudited)
Revenues
Private markets strategies	$57,904	$54,497	$172,288	$159,277
Absolute return strategies	37,160	36,418	111,225	110,306
Management fees, net (1)	95,064	90,915	283,513	269,583
Administrative fees and other operating income	1,090	1,068	5,027	3,177
Fee-Related Revenue	96,154	91,983	288,540	272,760
Less:
Cash-based employee compensation and benefits, net (2)	(36,989)	(38,027)	(112,079)	(116,409)
General, administrative and other, net (1,3)	(19,337)	(17,519)	(59,260)	(56,741)
Fee-Related Earnings	39,828	36,437	117,201	99,610
Incentive fees:
Performance fees	2,745	661	13,078	1,174
Carried interest	20,559	25,412	36,381	43,710
Incentive fee related compensation and NCI:
Cash-based incentive fee related compensation	(6,528)	(4,712)	(15,977)	(7,177)
Carried interest compensation, net (4)	(10,550)	(14,216)	(19,906)	(24,931)
Carried interest attributable to noncontrolling interests	(883)	(1,385)	(1,934)	(4,003)
Realized investment income, net of amount attributable to noncontrolling interests in subsidiaries (5)	1,961	554	4,405	1,393
Interest income	818	433	1,974	1,516
Other (income) expense	(287)	6	(339)	95
Depreciation	717	370	1,337	1,069
Adjusted EBITDA	48,380	43,560	136,220	112,456
Depreciation	(717)	(370)	(1,337)	(1,069)
Interest expense	(5,918)	(5,688)	(17,975)	(18,025)
Adjusted Pre-Tax Income	41,745	37,502	116,908	93,362
Adjusted income taxes (6)	(10,311)	(9,075)	(28,876)	(22,593)
Adjusted Net Income	$31,434	$28,427	$88,032	$70,769
____________
(1)Excludes fund reimbursement revenue of $3.5 million and $3.7 million for the three months ended September 30, 2024 and 2023, respectively, and $10.8 million for each of the nine months ended September 30, 2024 and 2023.
(2)Excludes severance expense of $0.3 million and $1.1 million for the three months ended September 30, 2024 and 2023, respectively, and $1.2 million and $5.9 million for the nine months ended September 30, 2024 and 2023, respectively.
(3)Excludes amortization of intangibles of $0.3 million for each of the three months ended September 30, 2024 and 2023, and $1.0 million for each of the nine months ended September 30, 2024 and 2023. Also excludes $1.3 million, $0.3 million and $6.3 million of contemplated corporate transaction related costs for the three months ended September 30, 2024 and 2023 and nine months ended September 30, 2023, respectively, and $4.5 million of a debt amendment and extension expenses and contemplated corporate transaction related costs for the nine months ended September 30, 2024. Also excludes non-core expenses of $0.2 million and $0.3 million for the three months ended September 30, 2024 and 2023, respectively, and $2.5 million and $1.1 million for the nine months ended September 30, 2024 and 2023, respectively. Non-core expenses include office relocation costs of $0.1 million and $1.9 million for the three and nine months ended September 30, 2024, respectively, and $0.3 million for each of the three and nine months ended September 30, 2023.
(4)Excludes the impact of non-cash carried interest compensation and other of $(1.5) million and $0.4 million for the three months ended September 30, 2024 and 2023, respectively, and $(1.5) million for the nine months ended September 30, 2024. The net non-cash carried interest compensation and other for the nine months ended September 30, 2023 was de minimis.
(5)Investment income or loss is generally realized when we redeem all or a portion of our investment or when we receive or is due cash, such as a from dividends or distributions.

(6)Represents corporate income taxes at a blended statutory rate of 24.7% and 24.2% applied to Adjusted Pre-Tax Income for the three and nine months ended September 30, 2024 and 2023, respectively. The 24.7% and 24.2% are based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 3.7% and 3.2%, respectively.
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
The following table shows reconciliations of incentive fees to net incentive fees attributable to GCM Grosvenor for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, unaudited)
Incentive fees:
Performance fees	$2,745	$661	$13,078	$1,174
Carried interest	20,559	25,412	36,381	43,710
Less incentive fees contractually owed to others:
Cash carried interest compensation	(12,038)	(13,777)	(21,440)	(24,894)
Non-cash carried interest compensation and other	1,488	(439)	1,534	(37)
Carried interest attributable to other noncontrolling interest holders	(883)	(1,385)	(1,934)	(4,003)
Firm share of incentive fees(1)	11,871	10,472	27,619	15,950
Less: Cash-based incentive fee related compensation	(6,528)	(4,712)	(15,977)	(7,177)
Net Incentive Fees Attributable to GCM Grosvenor	$5,343	$5,760	$11,642	$8,773
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
We are a holding company with no material assets other than its indirect ownership of equity interests in GCMH and certain deferred tax assets. The GCMH Equityholders may from time to time cause GCMH to redeem any or all of their GCMH common units in exchange, at our election, for either cash (based on the market price for a share of the Class A common stock) or shares of Class A common stock. As such, net income (loss) attributable to noncontrolling interests in GCMH is added back in order to reflect the full economics of the underlying business as if GCMH Equityholders converted their interests to shares of Class A common stock. Other noncontrolling interests do not have the ability to convert those interests into our equity interests, and as such, income (loss) attributable to these noncontrolling interests are not adjusted for in our non-GAAP financial measures.

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
The following table shows reconciliations of net income attributable to GCM Grosvenor Inc. and Adjusted Pre-Tax Income, Adjusted Net Income and Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, unaudited)
Adjusted Pre-Tax Income & Adjusted Net Income
Net income attributable to GCM Grosvenor Inc.	$4,156	$5,898	$11,080	$9,516
Plus:
Net income (loss) attributable to noncontrolling interests in GCMH	7,283	10,385	(5,988)	(48,800)
Provision for income taxes	3,190	3,339	7,544	5,811
Change in fair value of warrant liabilities	6,966	352	9,290	(2,322)
Amortization expense	328	328	985	985
Severance	329	1,121	1,245	5,883
Transaction expenses (1)	1,320	(441)	4,479	6,318
Loss on extinguishment of debt	—	—	157	—
Changes in TRA liability and other (2)	160	335	2,056	803
Partnership interest-based compensation	13,435	14,958	55,025	89,182
Equity-based compensation	3,908	3,437	34,713	33,045
Other non-cash compensation	90	381	440	915
Less:
Unrealized investment income, net of noncontrolling interests	(908)	(2,152)	(5,652)	(7,937)
Non-cash carried interest compensation and other	1,488	(439)	1,534	(37)
Adjusted Pre-Tax Income	41,745	37,502	116,908	93,362
Less:
Adjusted income taxes (3)	(10,311)	(9,075)	(28,876)	(22,593)
Adjusted Net Income	$31,434	$28,427	$88,032	$70,769

Adjusted EBITDA
Adjusted Net Income	$31,434	$28,427	$88,032	$70,769
Plus:
Adjusted income taxes (3)	10,311	9,075	28,876	22,593
Depreciation expense	717	370	1,337	1,069
Interest expense	5,918	5,688	17,975	18,025
Adjusted EBITDA	$48,380	$43,560	$136,220	$112,456
____________
(1)Represents 2024 expenses incurred related to a debt amendment and extension and contemplated corporate transactions and 2023 expenses related to contemplated corporate transactions.
(2)For the three and nine months ended September 30, 2024, includes $0.1 million and $1.9 million of office relocation costs, respectively. For each of the three and nine months ended September 30, 2023, includes $0.3 million of office relocation costs.
(3)Represents corporate income taxes at a blended statutory rate of 24.7% and 24.2% applied to Adjusted Pre-Tax Income for the three and nine months ended September 30, 2024 and 2023, respectively. The 24.7% and 24.2% are based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 3.7% and 3.2%, respectively.

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
The following table shows a reconciliation of diluted weighted-average shares of Class A common stock outstanding to adjusted shares outstanding used in the computation of adjusted net income per share for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except share and per share amounts; unaudited)
Adjusted Net Income Per Share
Adjusted Net Income	$31,434	$28,427	$88,032	$70,769

Weighted-average shares of Class A common stock outstanding - basic	45,163,779	43,467,609	44,591,650	43,189,001
Exchange of partnership units	144,235,246	144,235,246	144,235,246	144,235,246
Assumed vesting of RSUs - incremental shares under the treasury stock method	1,198,541	294,593	—	—
Weighted-average shares of Class A common stock outstanding - diluted	190,597,566	187,997,448	188,826,896	187,424,247
Effect of RSUs, if antidilutive for GAAP	—	—	1,492,538	633,208
Adjusted shares - diluted	190,597,566	187,997,448	190,319,434	188,057,455

Adjusted Net Income Per Share - Diluted	$0.16	$0.15	$0.46	$0.38
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
The following table shows reconciliations of Total Operating Revenues to Fee-Related Revenue for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, unaudited)
Fee Related Revenue
Total Operating Revenues	$122,931	$121,714	$348,751	$328,443
Less:
Incentive fees	(23,304)	(26,073)	(49,459)	(44,884)
Fund reimbursement revenue	(3,473)	(3,658)	(10,752)	(10,799)
Fee-Related Revenue	$96,154	$91,983	$288,540	$272,760

The following table shows reconciliations of Adjusted EBITDA to Fee-Related Earnings for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, unaudited)
Adjusted EBITDA	$48,380	$43,560	$136,220	$112,456
Less:
Incentive fees	(23,304)	(26,073)	(49,459)	(44,884)
Depreciation expense	(717)	(370)	(1,337)	(1,069)
Other non-operating expense	(531)	(439)	(1,635)	(1,611)
Realized investment income, net of amount attributable to noncontrolling interests in subsidiaries(1)	(1,961)	(554)	(4,405)	(1,393)
Plus:
Incentive fee-related compensation	17,078	18,928	35,883	32,108
Carried interest attributable to other noncontrolling interest holders, net	883	1,385	1,934	4,003
Fee-Related Earnings	$39,828	$36,437	$117,201	$99,610
____________
(1)Investment income or loss is generally realized when we redeem all or a portion of our investment or when we receive or is due cash, such as a from dividends or distributions.
Liquidity and Capital Resources
We have historically financed our operations and working capital through net cash provided by operating activities and borrowings under our Term Loan Facility and Revolving Credit Facility (each as defined below). As of September 30, 2024, we had $98.4 million of cash and cash equivalents and available borrowing capacity of $50.0 million under our Revolving Credit Facility. On July 29, 2022, the SEC declared effective our Registration Statement on Form S-3, pursuant to which we may issue a combination of securities described in the prospectus in one or more offerings from time to time. Our primary cash needs are to fund working capital requirements, invest in growing our business, make investments in GCM Funds, make scheduled principal payments and interest payments on our outstanding indebtedness, pay dividends to holders of our Class A common stock, and pay tax distributions to members. Additionally, as a result of the Transaction, we need cash to make payments under the Tax Receivable Agreement. We expect that our cash flow from operations, current cash and cash equivalents and available borrowing capacity under our Revolving Credit Facility will be sufficient to fund our operations and planned capital expenditures and to service our debt obligations for the next twelve months and the foreseeable future.
We are required to maintain minimum net capital balances for regulatory purposes for certain of our foreign subsidiaries as well as our U.S. broker-dealer subsidiary. These net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of September 30, 2024 we are in compliance with these regulatory requirements.
Cash Flow

	Nine Months Ended September 30,
	2024	2023
	(in thousands, unaudited)
Net cash provided by operating activities	$110,674	$65,389
Net cash used in investing activities	(25,108)	(13,031)
Net cash used in financing activities	(31,528)	(80,947)
Effect of exchange rate changes on cash	55	(1,220)
Net increase (decrease) in cash and cash equivalents	$54,093	$(29,809)

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
Net cash provided by operating activities was $110.7 million and $65.4 million for the nine months ended September 30, 2024 and 2023, respectively. These operating cash flows were primarily driven by:
•net income of $98.8 million and $69.2 million for the nine months ended September 30, 2024 and 2023, respectively, after adjusting for $92.6 million and $102.9 million of net non-cash activities for the nine months ended September 30, 2024 and 2023, respectively;
•an increase in working capital of $3.5 million during the nine months ended September 30, 2024 as compared to a decrease in working capital of $10.7 million during the nine months ended September 30, 2023, largely due to higher receipts of management and incentive fees, partially offset by higher payments for cash-based compensation during the nine months ended September 30, 2024; and
•proceeds received from investments of $8.4 million and $6.9 million for the nine months ended September 30, 2024 and 2023, respectively.
Net Cash Used in Investing Activities
Net cash used in investing activities was $(25.1) million and $(13.0) million for the nine months ended September 30, 2024 and 2023, respectively. These investing cash flows were primarily driven by:
•purchases of premises and equipment of $(15.6) million and $(1.3) million during the nine months ended September 30, 2024 and 2023, respectively;
•contributions/subscriptions to investments of $(17.2) million and $(21.1) million during the nine months ended September 30, 2024 and 2023, respectively; partially offset by
•distributions received from investments of $7.7 million and $9.4 million during the nine months ended September 30, 2024 and 2023, respectively.
Net Cash Used in Financing Activities
Net cash used in financing activities was $(31.5) million and $(80.9) million for the nine months ended September 30, 2024 and 2023, respectively. These financing cash flows were primarily driven by:
•capital distributions paid to partners and member of $(42.7) million and $(39.0) million during the nine months ended September 30, 2024 and 2023, respectively;
•capital distributions paid to noncontrolling interest holders of $(9.2) million and $(10.5) million during the nine months ended September 30, 2024 and 2023, respectively;
•proceeds from the Term Loan Facility amendment of $50.0 million during the nine months ended September 30, 2024;
•principal payments on the Term Loan Facility of $(2.1) million and $(3.0) million during each of the nine months ended September 30, 2024 and 2023, respectively;
•payments to repurchase Class A common stock of $(4.5) million during the nine months ended September 30, 2023;
•the settlement of equity-based compensation to satisfy withholding tax requirements of $(12.7) million and $(10.2) million during the nine months ended September 30, 2024 and 2023, respectively; and
•dividends paid of $(15.6) million during each of the nine months ended September 30, 2024 and 2023.
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
On June 23, 2021, we amended our Term Loan Facility to increase the aggregate principal amount from $290.0 million to $400.0 million. On June 29, 2023, we entered into Amendment No. 7 to the Credit Agreement to incorporate changes for the contemplated transition to the Term Secured Overnight Financing Rate (“Term SOFR”), and on July 1, 2023, in conjunction with a Benchmark Transition Event, the interest rate defaulted to the Term SOFR plus a Benchmark Replacement Adjustment as recommended by the Relevant Governmental Body (all terms as defined in the Amended Credit Agreement).
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
As of September 30, 2024, GCMH had borrowings of $436.9 million outstanding under the Term Loan Facility and no outstanding balance under the Revolving Credit Facility. As of September 30, 2024, we had available borrowing capacity of $50.0 million under our Revolving Credit Facility.
See Note 11 of our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of our outstanding indebtedness.
The terms of our current debt instruments contain covenants that may restrict us and our subsidiaries from paying distributions to its members. As a holding company, we are dependent upon the ability of GCMH to make distributions to its members, including us. However, the ability of GCMH to make such distributions is subject to its operating results, cash requirements and financial condition, restrictive covenants in our debt instruments and applicable Delaware law. These restrictions include restrictions on the payment of distributions whenever the payment of such distributions would cause GCMH to no longer be in compliance with any of its financial covenants under the Term Loan Facility. Absent an event of default under the Credit Agreement governing the terms of the Term Loan Facility, GCMH may make unlimited distributions when the Total Leverage Ratio (as defined in the Credit Agreement) is below stated thresholds. As of September 30, 2024, the Total Leverage Ratio was below such stated thresholds and we were in compliance with all financial covenants.
See Note 12 of our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of our interest rate derivatives to hedge interest rate risk related to our outstanding indebtedness. During the nine months ended September 30, 2024, we entered into swap agreements to hedge interest rate risk related to our debt. Effective on May 31, 2024, we entered into a swap agreement to hedge interest rate risk related to payments made for the increase in aggregate principal amount of the 2023 Term Loans that has a notional amount of $28.5 million and a fixed rate of 4.47%. On May 23, 2024, we entered into a forward-starting swap agreement to hedge interest rate risk related to payments made during the extended maturity of the 2030 Term Loans that has an effective date of February 24, 2028, a notional amount of $317.0 million, and a fixed rate of 4.17%.
Dividend Policy
We are a holding company with no material assets other than our indirect ownership of equity interests in GCMH and certain deferred tax assets. As such, we do not have any independent means of generating revenue. However, management of GCM Grosvenor expects to cause GCMH to make distributions to its members, including us, in an amount at least sufficient to allow us to pay all applicable taxes, to make payments under the Tax Receivable Agreement, and to pay our corporate and other overhead expenses. On November 7, 2024, GCMG’s Board of Directors declared a quarterly dividend of $0.11 per share of Class A common stock to record holders as of the close of business on December 2, 2024. The payment date will be December 16, 2024. The payment of cash dividends on shares of our Class A common stock in the future, in this amount or otherwise, will be within the discretion of GCMG’s Board of Directors at such time.
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
For the nine months ended September 30, 2024, we spent $33.2 million to reduce Class A shares to be issued to employees, including amounts withheld to satisfy tax obligations in connection with the settlement of RSUs. No shares of Class A common stock or warrants were repurchased during the nine months ended September 30, 2024. As of September 30, 2024, $32.0 million remained available under our stock repurchase plan.
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
Tax Receivable Agreement
Exchanges of Grosvenor common units by limited partners of GCMH will result in increases in the tax basis in our share of the assets of GCMH and its subsidiaries that otherwise would not have been available. These increases in tax basis are expected to increase our depreciation and amortization deductions and create other tax benefits, and therefore may reduce the amount of tax that we would otherwise be required to pay in the future. The Tax Receivable Agreement requires us to pay 85% of the amount of these and certain other tax benefits, if any, that we realize (or are deemed to realize in certain circumstances) to the TRA Parties. As of September 30, 2024, the amount payable to related parties pursuant to the Tax Receivable Agreement was $53.8 million.
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
Critical Accounting Policies and Estimates
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

In May 2024, we entered into a swap agreement and a forward-starting swap agreement that have a notional amount of $28.5 million and $317.0 million, respectively, with the purpose of hedging interest rate risk related to payments made for the increase in aggregate principal amount and extended maturity of the Term Loan Facility. The swap, forward-starting swap and the Term Loan Facility have a 0.50% Term SOFR floor. The swap and forward-starting swap were determined to be effective cash flow hedges at inception based on a comparison of critical terms. See Note 12 of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about these swap agreements.
Based on the floating rate component of our Term Loan Facility and excluding any impact of interest rate hedges as of September 30, 2024, we estimate that a 100 basis point increase in SOFR would result in increased interest expense of $4.4 million over the next 12 months.
There have been no other material changes in our market risks during the nine months ended September 30, 2024. For additional information, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 30, 2024, we did not purchase any shares of Class A common stock or warrants to purchase shares of Class A common stock. See Note 6 of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about our stock repurchase plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensation Arrangements of Certain Officers.
On November 7, 2024, after nearly four years of service, Ms. Blythe Masters informed the Company of her decision to resign from the Company’s Board of Directors and as a member of and Chair of the Company’s Audit Committee, effective February 20, 2025, in order to focus on other increased professional responsibilities, including her role as the newly appointed Group Chief Executive Officer of FNZ. Ms. Masters’ resignation will follow the Company’s meetings of the Audit Committee and the Board of Directors relating to the fourth quarter and full year 2024 earnings results, and the Company’s 2024 Form 10-K filing. The Company intends to announce Ms. Masters’ replacement in February 2025 in connection with the Company’s announcement of earnings results. There were no disagreements between the Company and Ms. Masters with respect to any matter relating to the Company’s operations, policies or practices. The Board of Directors and management warmly thank Ms. Masters for her service and insightful contributions to the Company, informed by her extensive experience as a financial services and technology executive, which has supported the Company through a period of evolution and sustained growth.
(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c) Insider Trading Arrangements and Policies.
During the third quarter of 2024, none of the Company’s directors or executive officers adopted or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(c) of Regulation S-K).

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

GCM GROSVENOR INC.
Date: November 8, 2024	By:	/s/ Michael J. Sacks
Michael J. Sacks
Chief Executive Officer
(Principal Executive Officer)

GCM GROSVENOR INC.
Date: November 8, 2024	By:	/s/ Pamela L. Bentley
Pamela L. Bentley
Chief Financial Officer
(Principal Financial Officer)