Form 10-K
period 2024-12-31
GCM Grosvenor Inc.
filed 2025-02-21
CIK 1819796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $423.7 million, based on the closing price of the registrant’s common stock on the Nasdaq Stock Market on June 28, 2024 of $9.76 per share.
As of February 14, 2025, there were 44,911,734 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding and 144,235,246 shares of the registrant’s Class C common stock, par value $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2025 annual meeting of the shareholders (the “2025 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2025 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including, but not limited to, statements regarding our future results of operations or financial condition; business strategy and plans; including anticipated and future payments of dividends and capital return plans, market opportunity and changes in investor perceptions of alternative investments; our ability to expand our product offerings for certain investors; our ability to grow our international investor base; and our relationships with our existing clients as part of our growth strategies may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth and our objectives for future operations.
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

Part I.
ITEM 1. BUSINESS
Our Company
Over our 53-year history we have prided ourselves on our client-centric approach to alternative asset management. As a leading global solutions provider, we invest across all major alternative investment strategies and are highly flexible in how we structure our solutions, so that we can work to meet each client’s specific needs. As of December 31, 2024, we had $80.1 billion in AUM.
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
As of December 31, 2024, we had 549 employees, including 181 investment professionals, operating in nine offices throughout the United States and in Frankfurt, Hong Kong, London, Seoul, Sydney, Tokyo and Toronto.
For the years ended December 31, 2024 and 2023, our total management fees were $402 million and $375 million, respectively, our total operating revenues were $514 million and $445 million, respectively, our net income was $19 million and $13 million, respectively, our fee related earnings were $166 million and $140 million, respectively, and our adjusted net income was $141 million and $103 million, respectively.
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
Investment Strategies

Real Estate
$5.9bn
Absolute Return
$23.3bn
Alternative Credit
$14.6bn[2]
Private Equity
$30.4bn
Infrastructure
$14.6bn
Sustainable / Impact
$27.8bn[2]
DIRECT
SEEDING/
STAKES
PRIMARY
SECONDARY
CO-INVEST
$80bn
AUM[1]

1 AUM as of December 31, 2024
2 Sustainable Investing and Alternative Credit investments overlap with investments in other strategies.
We operate at scale across the full range of private markets and absolute return strategies. Private markets and absolute return strategies are primarily defined by the liquidity of the underlying securities purchased, the length of the client commitment, and the form and timing of incentive fees. We offer the following private markets and absolute return investment strategies:
Private Markets
Private Markets represents $56.8 billion of AUM, or 71% of total AUM. Private Markets consists of Private Equity, Infrastructure and Real Estate as well as certain strategies that span the full breadth of the platform, which are addressed in more detail below.
•Private Equity. We are a recognized industry leader in private equity with global capabilities investing in primary funds, secondaries and co-investments. As of December 31, 2024, we managed $30.4 billion of AUM in private equity strategies.
•Infrastructure. We are a leading open architecture infrastructure platform with nearly two decades of experience. Our investment activities span geographies, infrastructure subsectors, and include fund investing, secondary investing and direct investing. As of December 31, 2024, we managed $14.6 billion of AUM in infrastructure strategies.
•Real Estate. We manage real estate investment portfolios through a flexible investment platform to provide differentiated exposure to opportunistic real estate investments, primarily in North America. We are a leader in seeding new platforms, joint venture investing, and other creative and innovative implementation methods to access attractive real estate returns. As of December 31, 2024, we managed $5.9 billion of AUM in real estate strategies.
Absolute Return Strategies
•Absolute Return Strategies. We have been investing in hedge fund strategies for over 53 years. We are an experienced and scaled platform with a leading capability in providing customized solutions. As of December 31, 2024, we managed $23.3 billion of AUM in our absolute return strategies, or 29% of our total AUM.
Strategies Across Private Markets and Absolute Return Strategies
•Middle Market and Small and Emerging Managers. Over the past 30 years, we have developed a market-leading, dedicated effort to investing in and alongside middle market and small and emerging managers, which we believe adds significant, differentiated value to our clients. As of December 31, 2024, we managed $19.9 billion of AUM in small and emerging managers.
•Alternative Credit. We are a leader in alternative credit investing and our one-firm approach to the asset class provides us with a competitive advantage in sourcing and making credit investments. Our activities cover the liquidity spectrum across structured credit, corporate credit, distressed, direct lending, and real assets. Our platform also enables us to take a holistic approach to credit investing, both through managers and through credit co-investments and secondaries. As of December 31, 2024, we managed $14.6 billion of AUM in alternative credit strategies.
•Opportunistic Investing. We combine our unparalleled deal sourcing platform with flexibility of mandate to manage programs and products that opportunistically invest across multiple asset classes, liquidity profiles, capital structures and geographies.
•Sustainable and Impact Investing. We implement Sustainable Investing solutions for clients, that are rooted in our clients’ choice around the inclusion of Sustainable Investing themes, and/or Impact factors into their portfolio construction. We have been consistently focused on helping our clients achieve their own objectives by designing solutions that meet our clients’ varied goals, priorities, and risk tolerances. Total Sustainable Investments AUM is $27.8 billion as of December 31, 2024.

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
From a structural standpoint, we offer investment portfolios to clients in two broad ways:
•Customized separate accounts. We construct customized portfolios to meet our clients’ specific objectives with regards to asset classes, implementation types, return, risk tolerance, diversification, liquidity and other factors. We believe that the strong economic value proposition for customized separate accounts helps create a moat around our strategic partnerships with our clients, which in turn helps foster long-term relationships. Depending on the program, we offer our clients fee savings and preferential terms as well as access to proprietary capacity or deal flow. Beyond our strong economic value proposition, for many of our large clients, we also provide value-add ancillary services, including fund administration, portfolio risk management and research access. Clients also can benefit from the scale of our data and technology systems. Generally available for commitments of $100 million or more, customized separate accounts comprised $56.7 billion, or 71% of our AUM as of December 31, 2024.
•Specialized funds. Our specialized funds are products through which multiple investors can access a particular investment strategy through a commingled vehicle. Our specialized funds leverage our existing investment capabilities, and lower minimum investment thresholds, allowing us to expand our investor footprint with both institutional and individual investors. Our specialized funds comprised $23.4 billion, or 29% of our AUM, as of December 31, 2024.
Global Footprint and Diversified Client Base
Our client base is highly tenured, in large part due to the aforementioned strength of our value proposition. Our 25 largest clients by AUM have been with us for an average of approximately 15 years and our existing clients are a key driver of our asset growth. Existing clients contributed more than 91% of the total capital raised in 2024 and has typically been in excess of 75% of total annual capital raised historically. Notably, capital from existing clients has pertained to both existing programs and new portfolios in different investment strategies, and cross-selling has traditionally been another key driver of the firm’s growth. As of December 31, 2024, 50% of our top 50 clients by AUM worked with us in multiple investment strategies (i.e., private equity, infrastructure, real estate, and absolute return strategies).
We had over 550 institutional clients as of December 31, 2024, which were broadly diversified by type, size, geography, and revenue. Our clients include some of the world’s largest pension funds, sovereign wealth entities, corporations, financial institutions, and insurance corporations. Our individual investor base includes family offices and high-net-worth and mass affluent individuals.

Note: AUM as of December 31, 2024. Management fees for the twelve months ended December 31, 2024.
Over our history we have continued to expand our global footprint, which we believe provides us with the opportunity to in turn continue to benefit from the ongoing global growth of the alternative asset management industry. We operate in nine primary offices in eight countries. We serve clients from 34 countries and have deployed capital in over 100 countries across a wide range of investment strategies.
Note: As of December 31, 2024.

Strong and Scalable Business Model
The strength of our business model is derived from the following valuable attributes:
•High management fee centricity. For each of the years ended December 31, 2024 and 2023, net management fees were $387.0 million and $360.9 million, respectively, compared to $36.5 million and $15.6 million of net incentive fees attributable to GCM Grosvenor, respectively.
•Long-duration capital and stable management fee base. Our management fee stability is rooted in the long-dated nature of our investment programs. As of December 31, 2024, more than $32.3 billion of our AUM is in evergreen programs - $23.3 billion in absolute return strategies and $9.0 billion in private markets evergreen programs, defined as those with an open-ended structure or NAV target. In addition, as of December 31, 2024, $37.6 billion of our AUM, or 66%, of our AUM in private markets strategies, had a remaining tenor of seven years or more.
•Significant visibility into future management fee growth. We have experienced steady growth in the fee-paying AUM (“FPAUM”) that drives our management fees. Our capital raising is driven by two primary factors: program re-ups and new programs. Client re-ups to private markets customized separate account programs occur at an approximately 90% certainty rate every few years and at an average of approximately 25% greater size than predecessor programs. In addition, each year we raise incremental capital in new programs from existing or prospective clients. When capital is raised from either source, it either becomes FPAUM immediately or becomes contracted not yet fee-paying AUM (“CNYFPAUM”). As of December 31, 2024, we had $64.8 billion in FPAUM plus approximately $8.2 billion of CNYFPAUM, which will bolster FPAUM growth as we start charging management fees, under existing contracts, over the course of applicable commitments periods that extend for approximately the next three years.
•Additional earnings power from incentive fees. Though subject to more variability, including on account of factors out of our control, we believe our incentive fees have the opportunity to increase significantly in the future due to the amount of assets able to earn incentive fees and recent fundraising success. The incentive fees have greater variability between time periods. For example, as of December 31, 2024, the firm’s share of unrealized carried interest, which relates to cumulative performance for longer duration private markets programs, grew by 201% to $401 million, as compared to December 31, 20201. Run rate annual performance fees, which reflect the potential annual performance fees generated by performance fee-eligible AUM at an 8% gross return for both multi-strategy and credit strategies, and a 10% gross return for specialized opportunity strategies, were $30.4 million as of December 31, 2024.
•Embedded operating leverage. Our business benefits from embedded operating leverage, which in turn drives scalability and margin expansion opportunity. Over the last decade, we have made significant investments in our platform infrastructure by building out our investment teams across investment strategies and geographies, which we believe positions us well for continued margin expansion. Our margin on Fee-Related Earnings increased to 42% for the year ended December 31, 2024 compared to 31% in 2020.
Our History
Since the launch of our first absolute return portfolio more than 53 years ago, we have specialized in creating and managing alternative investment portfolios on behalf of our clients. From 1971 to the mid-1990s, we provided specialized absolute return portfolios primarily to high-net-worth and family office investors. Beginning in the 1990s, we expanded our absolute return service offerings to serve institutions of all size and scale. Also starting in the early 1990s, we increased our emphasis on customized portfolios and broadened our offerings. As our assets grew and we strengthened our relationships with managers, we sought to use our scale, experience and industry relationships to tailor investment mandates and negotiate for improved terms for our clients.
Over the years, we expanded our global presence through the opening of offices in Europe and Asia to support our growing client base.
1 For comparison purposes, presented as if the Mosaic repurchase occurred as of December 31, 2020.

In January 2014, we added complementary private markets capabilities through our acquisition of the Customized Fund Investment Group from Credit Suisse Group AG, which was established in 1999. The acquisition added private equity, infrastructure and real estate investment strategies to our business and has been a success both economically and culturally with a commitment to a “one firm” model that is collaborative across investment strategies. Since that time, we have also broadened our focus to increasingly focus on direct-oriented investments such as in co-investments and secondaries. Direct-oriented investments now comprise 52% of our AUM.
Today, we continue to evolve and expand the ways in which we provide solutions to our global clients. Over the past three years we have expanded our global footprint by opening offices in Toronto, Canada; Frankfurt, Germany; and Sydney, Australia. In 2024, we expanded our offerings to individual investors by announcing two registered products focusing on investments in private equity and infrastructure assets.
Our Market Opportunity
The alternative asset management industry continues to see strong growth. According to Preqin, Future of Alternatives 2029, total alternative AUM is expected to grow from $12.6 trillion in 2020 to $29.2 trillion in 2029.
Several trends and developments have shaped the alternative investing industry and continue to serve as the primary drivers of our growth:
Growth in Total Global AUM
Global assets under management has increased significantly in recent years and is expected to continue growing. According to a 2024 report from PricewaterhouseCoopers (PwC), total global AUM in the asset and wealth management market is projected to increase from $128.9 trillion in 2023 to approximately $171.3 trillion in 2028. This expansion of investable capital is anticipated to further drive growth in alternative investment strategies.
Growth in Allocations to Alternative Investment Strategies
Institutional investors face increasing challenges to achieve their target returns within a framework of conventional asset allocations to equities and bonds. While these challenges in part originated in the low yield environment of the decade following the 2008 financial crisis, market volatility more recently stemming from higher levels of inflation and interest rates has only reinforced the need for alternative investment strategies. Alternative investment strategies have established a track record of strong returns and outperformance versus both the fixed income and public equity markets in the longer term. In addition to strong absolute and relative returns, alternative investments provide diversification, offer an inflation hedge, typically have low correlation to other asset classes and generate relatively stable income.

Consequently, institutional investors are increasing allocations to alternatives to improve returns to meet their long-term goals and obligations.
According to the H2 2024 Preqin Investor Outlook for Alternative Assets, institutional investors plan to maintain or increase their long-term allocations across all alternative investment strategies. Respondents who intend to maintain or increase their allocations:
•99% for private credit
•96% for infrastructure
•91% for real estate
•87% for private equity
•79% for absolute return strategies
Democratization of Alternatives
Individual investors, which we define as high-net-worth individuals, the mass affluent, and retail investors, represent a significant growth opportunity for us and for alternative investment managers. Currently, those investors are significantly under-allocated to alternative investments compared to institutional investors. According to Bain Global’s 2023 Private Equity Report, individual investors allocate less than 5% of their total portfolios to alternatives, compared to institutional investor portfolios, such as public pension plans and sovereign wealth funds, which allocated 20-25% of their portfolios to alternatives on average.
This disparity reflects individual investors’ relative newness to alternatives and only recent innovations in products and structures designed to make these investments more accessible. As education efforts increase and offerings evolve, we anticipate substantial growth in individual allocations to alternatives over the coming years — creating a multi-trillion-dollar market opportunity for the industry. The flexibility of our platform and breadth of offerings positions us to capture a significant share of this market.
Institutional Investors Seeking to Consolidate Relationships
There is a growing trend where institutional investors are seeking to consolidate relationships, favoring fewer but deeper strategic relationships with asset managers. Benefits to investors include:
1.Reducing investment and operational complexity with fewer relationships to manage.
2.Taking advantage of the benefits of larger commitments, such as customized partnerships and reduced fee rates.
3.Value-added services such as research access, data & analytics, strategic planning, custom reporting, etc.
These partnerships tend to be more collaborative and strategic, allowing investors to leverage the scale and depth of asset managers’ investment and operational platforms. We believe this trend will benefit the solutions providers, like GCM Grosvenor, who can offer a broad range of investment capabilities and can deliver them in flexible customized partnerships.
Importance of Sourcing Direct-Oriented Strategies
Within investors’ alternative allocations, investors are increasingly adopting direct-oriented investments, such as co-investments and secondaries to decrease overall costs, reduce the J-curve, and enhance alpha generation. Many institutional investors, including some of the largest and most sophisticated investors, lack the operational infrastructure to execute these types of investments independently and rely on experienced partners like us for sourcing and execution.
As competition intensifies and transaction volumes grow, effective sourcing and due diligence are critical to delivering strong performance. We believe investors will increasingly look to the scale, experience and platform of firms like us to identify high performing direct-oriented investments across a growing, competitive environment and across economic cycles.
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

Given our long history and the resulting depth and scale of our business, we believe we have one of the most comprehensive sets of data in the industry. In addition, our information advantage spans the breadth of private markets and absolute return investment strategies, which is essential in sourcing differentiated, high-quality investment opportunities. For example, as of December 31, 2024, we tracked data pertaining to more than 6,300 managers across our platform. Our extensive proprietary data and analytics capabilities drive our investment selection decisions, helping us generate competitive risk-adjusted returns, and our data infrastructure supports flexible and dynamic reporting capabilities.
Our Competitive Strengths
We Offer the Full Breadth of Alternative Investment Strategies
We are one of the few solutions providers globally with capabilities to invest across the full liquidity spectrum of alternative investment strategies (private markets, including private equity, infrastructure, real estate and alternative credit, and absolute return strategies) combined with flexibility of implementation methodologies (primary fund investments, secondaries, co-investments, seeding and direct investments). We believe this offers us a differentiated investment perspective, as we sit at the intersection of a tremendous amount of market intelligence and deal flow. We also are able to work with our clients in numerous ways, which we believe is an advantage as investors try to limit the number of asset manager relationships they maintain in favor of a smaller number of solutions providers who, like us, offer access to multiple investment strategies. As of December 31, 2024, 50% of our top 50 clients by AUM worked with us in multiple investment strategies.
We Are a Market Leader in Customized Alternative Investment Solutions
The institutional investor community has increasingly embraced tailored investment programs that are different from the one-size-fits-all solution offered by specialized funds. We believe we were pioneers in customized separate accounts, having launched our first absolute return-focused customized separate account in 1996 and our first private markets separate account in 1999. In our customized programs we are deeply embedded with our clients and seek to form a highly collaborative partnership to enable clients to address specific interests, issues and needs. The partnership-centric nature of our private markets customized separate account relationships has resulted in long-tenure programs and high re-up rates of approximately 90% from January 1, 2018 through December 31, 2024. For closed-end programs, capital deployment is typically highly programmatic, meaning re-ups typically occur every few years. As of December 31, 2024, we had $56.7 billion in AUM across our customized separate accounts for 158 clients across 265 customized portfolios.
Our Size, Scale and More Than 50-Year History to Drive a Strong Value Proposition and Sourcing Engine
Over 53-years of industry participation and leadership has afforded us with a vast network of relationships across the full spectrum of the alternatives landscape. Today, we seek to capture the benefits of these relationships, further amplified by our scale as a $80.1 billion investor as of December 31, 2024, to our clients. Depending on the program, we offer our clients fee savings and preferential terms, access to hard to access managers, and proprietary deal flow. In addition, our breadth and history are critical in sourcing direct-oriented investments, which have grown from 39% of our AUM four years ago to 52% of our AUM as of December 31, 2024. Direct-oriented investment approaches including co-investing and investing in secondaries rely on the breadth of our firm network from a sourcing and intelligence standpoint.
Leader in Client Choice-Driven Sustainable and Impact Investment Strategies
We believe that we were early adopters in offering clients choice around the integration of Sustainable or Impact objectives by designing, at their request, solutions that meet our clients’ varied goals, priorities and risk tolerances.
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

Strong Long-Term Performance Across Breadth of Alternative Investment Strategies
Generating competitive risk-adjusted returns is one of our core objectives. As shown below, for our realized and partially realized investments, we have outperformed the respective market benchmarks across all of our private markets strategies on an inception-to-date basis as of September 30, 2024. Past performance is not indicative of future results.
($ in millions, unless otherwise mentioned)

	Outperformance of PME by	PME Index	Annualized Returns Since Inception	Inception Date
Private Equity
Primary Fund Investments(1)	3.6%	S&P 500	13.5%	2000
Secondaries Investments(2)	6.4%	S&P 500	18.4%	2014
Co-Investments/Direct Investments(3)	5.9%	S&P 500	20.8%	2009

Infrastructure(4)
Primary Fund Investments(4)	6.0%	MSCI World Infrastructure	12.4%	2009
Direct-Oriented Investments(4)	8.8%	MSCI World Infrastructure	14.7%	2009

Real Estate(5)	4.2%	FNERTR Index	13.9%	2010
Note: Returns for each strategy are presented from the date the firm established a dedicated team focused on such strategy through September 30, 2024. Investment net returns are net of investment-related fees and expenses, including fees paid to underlying managers, but do not reflect management fees, performance fees, or carried interest to GCM Grosvenor or any expenses of any account or vehicle GCM Grosvenor manages. Data does not include investments that were transferred at the request of investors prior to liquidation and are no longer managed by GCM Grosvenor.
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
(4)Reflects infrastructure investments since 2009, when we formalized our global approach and launched the first infrastructure specialized fund. Infrastructure investments exclude labor impact investments.
(5)Reflects real estate investments since 2010. In 2010, GCM Grosvenor established a dedicated Real Estate team and adopted a more targeted, active real estate strategy.

	Annualized Returns Since Inception - Period Ended December 31, 2024	Inception Date
Absolute Return Strategies	7.0%	1996
GCMLP Diversified Multi-Strategy Composite	7.9%	1993
For additional details on our investment performance and explanatory footnotes, please see “— Investment Performance”. In addition to our investment performance, we believe clients value our services and support in portfolio monitoring, reporting, accounting, legal and compliance, operations and data analysis functions.
Deep Bench of Talent and Strong Corporate Culture
At our firm, we believe culture is one of our most important and defensible assets. Our clients hire us to be their essential long-term partners, so their comfort with the firm and team is a critical component of their diligence on our organization. That investment in culture is reflected in the stability and inclusivity of our team as well as the fact that we do not operate on a star system and therefore are not beholden to any one individual. We aim to invest responsibly, operate our business with integrity, and build an inclusive workplace where our employees can thrive. We have been a registered investment adviser since 1997 with a culture of compliance rooted in what we believe is a proper tone at the top.
In addition to a competitive compensation structure, we promote a work environment that we believe is interesting and challenging, providing our employees the opportunity to grow professionally. We also seek to foster strong alignment between our employees and clients. As of December 31, 2024, our current employees, former employees and the firm had approximately $683 million of their own capital (including through leveraged vehicles) invested into our various investment programs, which we believe aligns our interests with those of our clients.
Strategic Priorities
Expand Relationships with Existing Clients
We believe the best way to grow our business is by providing excellent partnership and results to our existing clients, because when they succeed, we succeed. Over the last three years 72% of our top 25 clients have expanded their investment relationship with us, and during 2024, over 91% of our gross capital inflows were derived from existing clients. Notably, capital from existing clients has pertained to both existing programs and new portfolios in different investment strategies, and cross-selling has been a driver of the firm’s growth. As of December 31, 2024, 50% of our top 50 clients by AUM worked with us in multiple investment strategies (i.e., private equity, infrastructure, real estate, alternative credit and absolute return strategies), compared to 46% as of the end of 2020. We have a track record of successfully expanding our client relationships within or between investment strategies, and we believe a large portion of our future growth will come from existing clients through both renewals and expansion of client relationships into new strategies.
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
In 2021, we opened new offices in Toronto, Canada and Frankfurt, Germany, and in 2023, we further expanded our global footprint by opening an office in Sydney, Australia. While we believe the U.S. will continue to drive a significant amount of our fundraising, we have already seen momentum in non-U.S. markets in 2024.
Expand Distribution Channels
We believe the growing demand for alternative assets provides an opportunity for us to attract new investors across a variety of distribution channels. As we continue to expand our product offerings and our global presence, we expect to be able to attract new investors to our funds. In addition to pension funds, sovereign wealth funds, corporate pension funds, multiemployer pension funds and financial institutions, which have historically comprised a significant portion of our AUM, in recent periods we have extended our investment strategies and marketing efforts increasingly to insurance companies and to individual investors, both of which we believe remain under-allocated to alternative assets.
For example, in 2024 we significantly expanded our product lineup for the individual investor community. We used the interval fund structures, which is investor-friendly structure and substantially reduces the operational burden of investing in alternatives by offering daily liquidity, quarterly redemptions, subscriptions via a fund ticker, and simplified 1099 tax reporting. Furthermore, these structures are accessible to a broader group of individual investors and feature materially lower minimum investment thresholds compared to a traditional drawdown structure.
We see significant growth opportunities in our individual investor distribution capabilities and products over the coming years, making it a key strategic focus for us. Our approach includes leveraging a combination of distribution partnerships and an internal sales team to market our products to wirehouses, RIAs and independent broker-dealers. Additionally, we will continue evolving our product offerings and adopting innovative structures to make our investment strategies more accessible to individual investors.

Unlock Platforms’ Origination Potential to Build New, Differentiated Investment Offerings
While we pride ourselves on the breadth of our investment offering, we believe that we can further leverage our history, relationships and breadth to originate more differentiated dealflow on behalf of our clients. A key to our past growth has been pursuing innovative investment strategies that complement our incumbent strengths, and over the past decade we have successfully launched a number of new investments strategies.
One example is the firm’s Elevate strategy, which launched in 2022, and closed its first Elevate fund in 2024 with approximately $800 million of capital. The Elevate strategy builds on GCM Grosvenor’s strong, multi-decade track record of investing in small and emerging managers and the firm’s position as a leading private equity investor. The firm has $19.9 billion of assets under management with small and emerging managers as of December 31, 2024. The firm’s deep expertise and expansive network enable it to provide critical resources, strategic guidance, and operational support to firm founders, encouraging innovation, growth, and a stronger path to long-term success.
We believe we can further utilize our embedded deal origination engine to grow our offerings in credit co-investments and secondaries, value-add, core and core-plus real estate strategies, as well as infrastructure debt and project finance.
Capture Benefits of Embedded Operating Leverage While Investing Strategically in Growth
Our business benefits from embedded operating leverage, which in turn drives scalability. Over the last decade we have made significant investments in our platform infrastructure by building out our investment teams across investment strategies and geographies, which we believe positions us well for continued margin expansion. Since the end of 2020, our Fee-Related Earnings margin expanded from 31% to 42% as of the end of 2024, during which time we also made investments in our business, such as opening new global offices and expanding our distribution efforts to the insurance and individual investor channels. Consequently, we are focused on balancing strategically investing in the business to drive growth with capturing the benefits of our embedded operating leverage to expand our margins.
Investment Strategies
As described below, we provide our clients with access to a full range of alternatives strategies across both private markets and absolute return investment strategies, and diversified across liquidity profile, geographic regions and industries.
Private Markets
We had $56.8 billion in Private Markets AUM as of December 31, 2024. In private markets, clients generally commit to invest over a multi-year time period and have an expected duration of seven years or more. As of December 31, 2024, 52% of Private Markets AUM was in direct-oriented strategies (secondaries, co-investments, direct investments, and seed investments).
Private Equity
Private equity is our largest private markets investment strategy with $30.4 billion in AUM as of December 31, 2024. We are a recognized industry leader in private equity investing with over 20 years of experience. Since our first private equity investment in 1999, we have gained deep experience across strategies, including leveraged buyouts, special situations, growth equity, and venture capital.
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
Infrastructure
Infrastructure has been our fastest growing alternative investment strategy over the last three years, with AUM increasing by 144% to $14.6 billion as of December 31, 2024 from December 31, 2020. Since our first infrastructure investment in 2003, we have grown into one of the leaders in alternative infrastructure investing across power, utilities, renewables, transportation and telecom/technology infrastructure. We have a specialized, global team of investment professionals who focus solely on infrastructure investments, providing us with a comprehensive view of the infrastructure landscape and enabling us to broadly source opportunities using the most effective means of implementation. We seek to drive value for our clients through broad access to primary fund investments, secondaries, co-investments, and direct investments.
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
Real Estate
Our real estate AUM as of December 31, 2024 was $5.9 billion, a 86% increase compared to December 31, 2020. Since our first real estate investment in 2002, our team has targeted value-add and opportunistic returns through equity and credit investments. An outgrowth of our open architecture approach across the firm, our real estate platform focuses on investing in and alongside early-stage real estate platforms. We invest in high quality assets at an advantageous all-in cost and with additional upside potential. We provide various forms of capital to these emerging real estate platforms, by acting as a strategic partner, by providing seed capital to the business or fund, by helping to satisfy GP funding requirements, or entering into joint ventures to capitalize deals or groups of deals.
Through this approach, our team has helped launch more than 40 real estate platforms or business lines for existing real estate platforms. The approach has provided access to differentiated deal flow, and due to the catalytic nature of the capital in addition to the returns of the physical assets we often also participate in revenue sharing alongside our partners to drive additional return.
Absolute Return Strategies
Absolute return strategies are primarily defined by the liquidity of the underlying securities purchased, the length of the client commitment, and the form and timing of incentive fees. Generally, for absolute return strategies the securities tend to be more liquid, and incentive fees are earned on an annual basis pursuant to mark to market. We offer a broad range of tailored solutions across strategies (multi-strategy, opportunistic credit, macro, relative value, long/short equity and quantitative strategies) and managers. Our overall investment philosophy is to invest with leading managers to achieve attractive risk-adjusted returns with low volatility and low correlation to traditional investment strategies. Diversification, risk management and a focus on downside protection are key tenets of our approach. Through detailed fundamental analysis and due diligence, we aim to identify investment opportunities where intermediate or long-term value is obscured by attributes such as complexity, corporate events, technical dislocations, or market misunderstandings. We frequently provide efficient access to underlying managers through improved fee structures, negotiated favorable terms and targeted exposures. Our scale and reputation as a longstanding, value-added limited partner creates opportunities for us to gain access to managers that are “closed” and not otherwise accepting new capital. As of December 31, 2024, we had approximately $23.3 billion AUM in our absolute return strategies.
Investment Strategies Across Asset Classes
Middle Market and Small and Emerging Managers
For the past 30 years we have developed a market-leading, dedicated effort to investing in and alongside middle market and small and emerging managers, which we believe adds significant, differentiated value to our clients. We believe small and emerging managers present opportunity for better risk/return profiles, lower competition and differentiated underwriting.
We broadly define middle market investment activities as funds with AUM of generally less than $3.0 billion in the United States, €2.0 billion in Europe or $1.5 billion in Asia, small investment activities as funds with AUM of generally less than $1.0 to $2.0 billion and emerging market activities as managers that have launched three or fewer funds or have less than three years of investment activity. As of December 31, 2024, we had $19.9 billion of AUM dedicated to small and emerging managers across both private markets and absolute return strategies.
Alternative Credit
With over 30 years of investing experience, our credit investments span credit strategies across the liquidity spectrum, including structured credit, corporate credit, distressed, direct lending, and real asset credit. Our credit investment activities significantly leverage the sourcing power of the firm’s broad alternatives platform, which provides us with differentiated deal flow and the flexibility to execute through primary fund investments, co-investments, secondaries, and direct transactions across the credit landscape. Our robust global platform also provides a wide range of opportunities, including niche opportunities and exclusive access to capacity-constrained investments. We implement credit strategies for our clients through customized separate accounts offering either a holistic credit solution or complementary exposures, strategic partnerships that enable clients to enhance their existing credit programs through co-investments and secondaries, and dedicated credit-focused specialized funds. As of December 31, 2024, we managed $14.6 billion of AUM in alternative credit strategies.
Opportunistic Investing
We manage a variety of programs and products that combine our unparalleled deal sourcing platform with the flexibility to invest across multiple asset classes, liquidity profiles, capital structures and geographies.
Sustainable and Impact Investments
As of December 31, 2024, we managed $27.8 billion of Sustainable Investing AUM. We believe that we were early adopters of offering clients choice around the integration of Sustainable and/or Impact factors into their portfolio construction. We have been committed to helping our clients achieve their Sustainable and/or Impact objectives by designing, at their request, solutions that meet our clients’ varied goals, priorities, and risk tolerances. Classification as a Sustainable and/or Impact Investment is based on the assessment of each individual investment by GCM Grosvenor investment team members. There is subjectivity in placing an investment in a particular category, and conventions and methodologies used by GCM Grosvenor in categorizing investments and calculating the data presented may differ from those used by other investment managers.
Implementation Methodologies
We provide our clients access to both private markets and absolute return investment strategies that are diversified across financing stages, geographic regions and industries. We implement such strategies by making investments in primary funds and investments in direct-oriented strategies, which encompass secondaries, co-investments, direct investments and seed investments. Direct-oriented strategies AUM has grown to represent 52% of total firm AUM as of December 31, 2024, compared to 39% as of December 31, 2020.
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
Our differentiated approach to seed investing leverages our 30-year track record sourcing and investing in small and emerging managers. We are viewed as an investor of choice by new managers, positioning us well to source proprietary seed opportunities.
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
Sourcing of Opportunities
All of our investment strategies benefit from our scale ($80.1 billion in AUM as of December 31, 2024), our extensive track record (over 53 years of experience), our culture of compliance and the depth of our investment team (181 investment professionals). We believe that one of our competitive advantages is our comprehensive and robust sourcing and investment process. Our deal flow is sourced through multiple channels and reviewed through a rigorous, multi-step selection process that includes independent investment and operational due diligence.

We maintain a robust pipeline of primary fund investments, secondaries, direct and co-investments. Our ability to source, select and access top-tier opportunities reflects the rigorous processes executed by our large, experienced teams.
Our sourcing system relies on the following channels:
Existing manager relationships. We maintain strong relationships with many of the premier and most difficult-to-access managers across the alternative sector and seek to leverage those relationships to the benefit of our clients. Our relationships with a large pool of high-quality managers and management teams serve as a source of investment opportunities including secondaries and co-investments. We have experience and access across the spectrum of market and manager size. As of December 31, 2024, we tracked over 6,300 managers in our database.
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
Global offices. With multiple investment offices located in the U.S., Europe, Asia, and Australia, we maintain a global footprint and perspective, allowing us to source idiosyncratic deal flow from local markets. Our on-the-ground investment professionals in nine offices globally assist with sourcing, evaluating and monitoring opportunities in their respective regions. Our regional offices also allow us to build relationships with local stakeholders. For example, we rely on our team’s regional expertise to evaluate emerging managers that could be overlooked by other investors and make commitments to high quality investments nationwide.
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
Investment Performance
The following tables present information relating to the performance of all the investments made by GCM Grosvenor (except as mentioned otherwise in more detail below) across both the private markets and absolute return strategies. The data for these investments is presented from the date indicated through September 30, 2024 for private markets strategies and through December 31, 2024 for absolute return strategies and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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
•“PMEs” and “PME Index” are the S&P 500, the MSCI World Infrastructure, and the FTSE Nareit All REITS indices we present for comparison calculated on a Public Market Equivalent basis. We believe these indices are commonly used by private markets investors to evaluate performance. We use the Long Nickels PME calculation methodology, which allows private markets investment performance to be evaluated against a public index and assumes that capital is being invested in, or withdrawn from, the index on the days the capital was called and distributed from the underlying private market investments. The S&P 500 Index is a total return capitalization-weighted index that measures the performance of 500 U.S. large cap stocks. The MSCI World Index is a free float-adjusted market capitalization-weighted index of over 1,600 world stocks that is designed to measure the equity market performance of developed markets. The FTSE Nareit All REITs Index contains all publicly traded US real estate investment trusts (REITs); and
•The “Composite” represents discretionary, globally diversified, multi-strategy, multi-manager investment portfolios (“Composite Funds”) whose capital is allocated to underlying investment managers that utilize a broad range of alternative investment strategies, including credit, relative value, multi-strategy, event driven, equities, macro, commodities and portfolio hedges. All Composite Funds included in the Composite are denominated in U.S. dollars. In general, the Composite Funds seek to achieve superior long-term, risk-adjusted rates of return with low volatility and low levels of correlation to the broad equity and fixed income markets.

Historical Performance of Private Market Strategies
Realized and Partially Realized Investments As of September 30, 2024
($ in millions, unless otherwise mentioned)

Strategy	Commitments	Contributions	Distributions	Current Value	Investment Net TVPI	Investment Net IRR	PME	PME Index
Private Equity
Primary Fund Investments(1)	$14,103	$15,377	$25,695	$2,292	1.82	13.5%	9.9%	S&P 500
Secondary Investments(2)	$585	$518	$717	$190	1.75	18.4%	12.0%	S&P 500
Co-Investments/Direct Investments(3)	$3,771	$3,587	$6,016	$1,466	2.09	20.8%	14.9%	S&P 500

Infrastructure(4)
Primary Fund Investments(4)	$321	$358	$484	$155	1.79	12.4%	6.4%	MSCI World Infrastructure
Direct-Oriented Investments(4)	$2,713	$2,653	$3,816	$952	1.80	14.7%	5.9%	MSCI World Infrastructure

Real Estate(5)	$793	$808	$1,053	$56	1.37	13.9%	9.7%	FNERTR Index
Note: Returns for each strategy are presented from the date the firm established a dedicated team focused on such strategy through September 30, 2024. Investment net returns are net of investment-related fees and expenses, including fees paid to underlying managers, but do not reflect management fees, performance fees, or carried interest to GCM Grosvenor or any expenses of any account or vehicle GCM Grosvenor manages. Data does not include investments that were transferred at the request of investors prior to liquidation and are no longer managed by GCM Grosvenor.
Past performance is not necessarily indicative of future results.

All Investments As of September 30, 2024
($ in millions, unless otherwise mentioned)

Strategy	Commitments	Contributions	Distributions	Current Value	Investment Net TVPI	Investment Net IRR	PME	PME Index
Private Equity
Primary Fund Investments(1)	$25,806	$24,390	$29,036	$10,707	1.63	12.5%	11.1%	S&P 500
Secondary Investments(2)	$2,212	$2,009	$1,087	$1,830	1.45	14.8%	14.7%	S&P 500
Co-Investments/Direct Investments(3)	$8,327	$7,882	$6,306	$7,412	1.74	17.4%	15.0%	S&P 500

Infrastructure(4)
Primary Fund Investments(4)	$4,053	$2,887	$1,091	$2,627	1.29	9.4%	8.8%	MSCI World Infrastructure
Direct-Oriented Investments(4)	$7,356	$6,701	$4,415	$5,378	1.46	12.1%	7.7%	MSCI World Infrastructure

Real Estate(5)	$4,965	$3,870	$1,848	$2,598	1.15	7.0%	8.4%	FNERTR Index

Multi-Asset Class Programs	$3,366	$3,423	$2,126	$2,447	1.34	13.7%	N/A	N/A
Note: Returns for each strategy are presented from the date the firm established a dedicated team focused on such strategy through September 30, 2024. Investment net returns are net of investment-related fees and expenses, including fees paid to underlying managers, but do not reflect management fees, performance fees, or carried interest to GCM Grosvenor or any expenses of any account or vehicle GCM Grosvenor manages. Data does not include investments that were transferred at the request of investors prior to liquidation and are no longer managed by GCM Grosvenor.
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
(4)Reflects infrastructure investments since 2009, when we formalized our global approach and launched the first infrastructure specialized fund. Infrastructure investments exclude labor impact investments.
(5)Reflects real estate investments since 2010. In 2010, GCM Grosvenor established a dedicated Real Estate team and adopted a more targeted, active real estate strategy.
Historical Performance of Absolute Return Strategies

	Assets Under Management as of December 31, 2024 ($Bn)	Annualized Returns Periods Ended December 31, 2024
		One Year		Three Year		Five Year		Since Inception
		Gross	Net	Gross	Net	Gross	Net	Gross	Net
Absolute Return Strategies (Overall)	$23.3	12.2%	11.4%	4.5%	3.8%	6.8%	6.1%	7.0%	5.9%
GCMLP Diversified Multi-Strategy Composite	$10.5	14.3%	13.4%	5.5%	4.7%	7.8%	7.0%	7.9%	6.6%
Note: Absolute Return Strategies (Overall) is since 1996. GCMLP Diversified Multi-Strategy Composite is since 1993.
Past performance is not necessarily indicative of future results.

Assets Under Management
The following chart summarizes the growth in our FPAUM and CNYFPAUM and the breakdown between private markets and absolute return strategies ($ billion).

AUM by Strategy (bn)

7%
CAGR
$61.9
$72.1
$73.7
$76.9
80.1
$22.8
$26.2
$29.1
$29.4
$30.4
$9.2
$13.1
$16.6
$20.0
$20.6
$25.2
$26.6
$23.0
$22.4
$23.3
$4.7
$6.2
$5.0
$5.1
$5.8
Q4 2020
Q4 2021
Q4 2022
Q4 2023
Q4 2024
7%
Private Equity CAGR
22%
Real Assets CAGR
(2)%
Absolute Return Strategies CAGR
12%
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
As of December 31, 2024, our FPAUM was $64.8 billion compared to $80.1 billion in AUM. The difference between AUM and FPAUM is primarily due to approximately $8.2 billion of contracted capital on which we expect to start charging management fees, under existing contracts, over the course of approximately the next three years as capital is invested or based on an agreed upon fee ramp in schedule. We expect that this additional $8.2 billion of capital will bolster our FPAUM growth over the next several years. Mark-to-market changes in AUM for funds that charge on commitments is another key difference between our AUM and our FPAUM.

Our overall FPAUM has grown from $48.9 billion at the end of 2018 to $64.8 billion as of December 31, 2024, representing a total CAGR of 5%, including a CAGR of 9% for FPAUM for our private markets strategy during the same period.
Contracted Not Yet Fee-Paying AUM
CNYFPAUM represents limited partner commitments which are expected to be invested and begin charging fees over the ensuing five years. As of December 31, 2024, our CNYFPAUM was near an all-time highs of $8.2 billion, up from $2.3 billion at the end of 2018. Of the $8.2 billion, approximately $3.0 billion is subject to an agreed upon fee ramp in schedule that will result in management fees being charged on approximately $1.0 billion of such amount in 2025, approximately $0.8 billion of such amount in 2026, and the remaining approximately $1.2 billion in 2027 and beyond. With respect to approximately $5.2 billion of the $8.2 billion, management fees will be charged as such capital is invested, which will depend on a number of factors, including the availability of eligible investment opportunities. We expect the majority of this capital will turn into FPAUM over the course of approximately the next three years and help drive significant growth from funds already under contract. It is also a strong indication of the momentum with our clients and in our business today, which we anticipate to continue into the future.
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
Our Clients
We believe the value proposition we offer and our philosophy that we do well when our clients do well has resulted in strong relationships with our clients. We pride ourselves on being client-centric in our approach, and are equipped to provide investment services to institutional clients of all sizes and with different needs, internal resources and investment objectives, including those seeking to make an initial investment in alternative assets to some of the largest and most sophisticated private markets investors. Our clients include prominent institutional investors globally including in the United States, Europe, the Middle East, Asia, Australia and Latin America. As of December 31, 2024, approximately 41% of our AUM came from clients based outside of the Americas, reflecting the strength and breadth of our relationships within the global investor community.
Our client base primarily consists of institutional investors, with a growing segment of individual investors. Currently, individual investors are significantly under-allocated to alternative investments. However, their allocations are beginning to increase as recent innovations in products and structures make alternatives more accessible to a broader group of individual investors. As of December 31, 2024, approximately 4% of our AUM was attributable to individual investors, a portion we expect to grow over the medium to long term. We are already starting to see positive momentum, having raised $1.5 billion of new capital from individuals over the past three years.

The following charts illustrate the diversification of our client base:
Note: AUM as of December 31, 2024. Management fees for the twelve months ended December 31, 2024.
We believe the stability of our client base reflects the strength of the long-term client relationships we have developed. Further, these relationships help to explain why clients entrust us with their capital for extended periods of time.
Our Team
As of December 31, 2024 we had 549 employees, including 181 investment professionals, operating in nine offices throughout the United States and in Frankfurt, Hong Kong, London, Seoul, Sydney, Tokyo and Toronto.
Investments Team
As of December 31, 2024 our investments team consisted of 181 employees. Each of our investment strategies is led by its own leadership team of highly accomplished investment professionals. While primarily focused on managing strategies within their own investment group, these senior professionals are integrated within our platform through economic, cultural and structural measures. In addition, our investments team members include professionals dedicated to risk management and operational due diligence, two key components of our investment evaluation and portfolio management processes. Our investments team leverages analytics drawn from our proprietary data fabric, which was built by decades of investing in public and private markets.
Client Group
As of December 31, 2024, our business development, marketing and client service teams consisted of 61 employees. Each member of our business development team is assigned a territory, either domestic or international, or client type. Our business development professionals are responsible for relationship management with existing clients and consultants in addition to actively pursuing new business with prospective clients, depending on the territory they are assigned. In addition, each member of the business development team is supported by one or more members of the relationship management support team who help manage ongoing client service and support sales efforts.
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

Operations
As of December 31, 2024, our operations team consisted of 299 professionals across multiple offices who perform critical functions in support of our corporate, client and investment activities. We have created a strong, institutional-quality internal control environment and are committed to maintaining a robust culture of compliance.
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
Competition
While we compete in various aspects of our business with a large number of asset management firms, commercial banks, broker-dealers, insurance companies and other financial institutions, we believe there are few firms that we compete with in all areas of our business. With respect to our specialized funds, we primarily compete with the private and absolute return investment businesses of a number of large international financial institutions and established local and regional competitors based in the United States, Europe, Asia and Australia, including managers offering funds-of-funds, secondary funds and co-investment funds in the alternative investment strategies. Our principal competition for customized separate accounts is mostly other highly specialized and independent alternative asset management firms. We compete primarily in the advisory services area of the business with firms that are regionally based and with a select number of large consulting firms for whom alternative investments is only one, often small, portion of their overall business.
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

Our compliance team is led by our global chief compliance officer. The compliance team is responsible for ensuring we maintain a robust compliance program that ensures we comply with the various federal, state, and international regulations applicable to our business. Our compliance team works closely with our legal team to ensure our policies, processes, and disclosures are in line with those ever evolving rules, and regulations, and industry practices. In addition, our compliance team is responsible for regulatory matters relating to GCM Grosvenor L.P., a U.S. Securities and Exchange Commission (“SEC”) registered investment adviser, GRV Securities, LLC (“GRV Securities”), an SEC registered and FINRA member broker-dealer affiliate, and other affiliates subject to the laws and regulations of other jurisdictions.
Regulatory Environment
Certain of our businesses described below are subject to compliance with laws and regulations of U.S. federal and state governments, non-U.S. governments, their respective agencies and/or various self-regulatory organizations. The SEC, our primary regulator, and various self-regulatory organizations, state securities regulators and international securities regulators have in recent years increased their regulatory activities, including regulation, examination and enforcement in respect of asset management firms. Any failure to comply with these regulations could expose us to liability and/or damage our reputation. Our investment advisory and broker/dealer businesses have operated for many years within a legal framework that requires us to monitor and comply with a broad range of legal and regulatory developments that affect their activities. However, additional legislation, changes in rules promulgated by financial regulatory authorities or self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules, either in the United States or abroad, may directly affect our mode of operation and profitability.
Since October 17, 1997, our affiliate, GCM Grosvenor L.P., and each of its predecessors, has been registered with the SEC as an investment adviser under the Investment Advisers Act of 1940 (“Advisers Act”). In addition, among other rules and regulations, our investment adviser is subject to regulation by the Department of Labor under the U.S. Employee Retirement Income Security Act of 1974 (“ERISA”). As a registered commodity pool operator and a registered commodity trading advisor, our investment adviser is also subject to regulation and oversight by the Commodity Futures Trading Commission (“CFTC”). It is also subject to regulation and oversight by the National Futures Association (“NFA”) in the U.S., as well as other regulatory bodies. By virtue of certain of its activities, our investment adviser is subject to the reporting provisions of the Exchange Act. Compliance failures and material changes in law or regulation could adversely affect us.
SEC and FINRA Regulation
As a registered adviser, GCM Grosvenor L.P. is subject to the requirements of the Advisers Act and the SEC’s regulations thereunder, as well as to examination by the SEC’s staff. The Advisers Act is designed to protect investment advisory clients and, consequently, imposes substantive regulation on most aspects of our advisory business and our relationship with our clients. Applicable requirements relate to, among other things, disclosure and reporting obligations, maintaining an effective compliance program and appointing a chief compliance officer, fiduciary duties to clients, engaging in transactions with clients, client solicitation arrangements, disclosing and managing conflicts of interest, using promotional materials, and recordkeeping. The Advisers Act regulates the assignment of advisory contracts by the investment advisor. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from fines and censures to termination of an investment advisor’s registration. If we are unable to comply with the requirements of the Advisers Act or the SEC it could have a material adverse effect on us.
Our affiliated U.S. broker-dealer GRV Securities is registered with the SEC as a broker-dealer and is a member of FINRA and accordingly is subject to Exchange Act and FINRA rules and regulations that cover all aspects of its business, including registration, licensing, anti-money laundering, advertising, compensation, fiduciary standards, sales practices, recordkeeping and the conduct of directors, officers and employees. GRV Securities is also specifically required to maintain a certain minimum level of net capital under Exchange Act and FINRA rules. GRV Securities is authorized to engage in private placements and act as mutual fund retailer, underwriter or sponsor.
Broker-dealers are highly regulated, including under federal, state and other applicable laws, rules and regulations, and we may be adversely affected by changes related to aspects of the regulatory regime, the manner of regulatory oversight or market structures. The SEC and FINRA are authorized to institute proceedings and impose sanctions for violations of the Exchange Act and FINRA rules, ranging from fines and censures to termination of a broker-dealer’s registration. If GRV Securities is unable to comply with the requirements of the Exchange Act, SEC, or FINRA, it could have a material adverse effect on us.

CFTC Regulation
As a registered commodity pool operator and registered commodity trading adviser, our investment adviser is subject to the requirements of the Commodity Exchange Act (“CEA”) and the CFTC’s regulations thereunder, as well as to examination by the staff of the NFA. In general, most of our funds are deemed exempt from many of the provisions of the CEA as such funds either have de minimis futures contracts and swaps exposure or operate as fund-of-funds.
ERISA-Related Regulation
Some of our funds are treated as holding “plan assets” as defined under ERISA, as a result of investments in those funds by benefit plan investors. By virtue of the role of our investment adviser as an investment manager of these funds, we are a “fiduciary” under ERISA with respect to such benefit plan investors. ERISA and the Code, impose certain duties on persons that are fiduciaries under ERISA, prohibit certain transactions involving benefit plans and “parties in interest” or “disqualified persons” to those plans, and provide monetary penalties for violations of these prohibitions. With respect to these funds, we rely on particular statutory and administrative exemptions from certain ERISA prohibited transactions, which exemptions are highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If we fail to comply with these various requirements, it could have a material adverse effect on our business. In addition, with respect to other investment funds in which benefit plan investors have invested, but which are not treated as holding “plan assets,” we rely on certain rules under ERISA in conducting investment management activities. These rules are sometimes highly complex and may in certain circumstances depend on compliance by third parties that we do not control. If for any reason these rules were to become inapplicable, we could become subject to regulatory action or third-party claims that could have a material adverse effect on our business.
Foreign Regulation
We provide investment advisory and other services and raise funds in a number of countries and jurisdictions outside the United States. In many of these countries and jurisdictions, which include the European Union (“EU”), the EEA, the individual member states of each of the EU and EEA, Australia, Canada, Hong Kong, Japan, South Korea and the U.K., we and our operations, and in some cases our personnel, are subject to regulatory oversight and requirements. In general, these requirements relate to registration, licenses for our personnel, periodic inspections, the provision and filing of periodic reports, and obtaining certifications and other approvals. Across the EU, we are subject to the requirements of the European Union Alternative Investment Fund Managers Directive (“AIFMD”) and to AIFMD as implemented into domestic law in the U.K. (“UK AIFMD”) regarding, among other things, registration for marketing activities, the structure of remuneration for certain of our personnel and reporting obligations. Individual member states of the EU have imposed additional requirements that may include internal arrangements with respect to risk management, liquidity risks, asset valuations, and the establishment of and adherence to depository and custodial requirements.
The application of some of these requirements and regulations to our business have changed as a consequence of the exit of the U.K. from the EU (commonly referred to as “Brexit”), which has resulted in greater complexity and operational costs to maintain regulatory compliance. This is because the U.K.: (i) is no longer required to transpose EU law into U.K. law; (ii) has elected to transpose certain EU legislation into U.K. law subject to various amendments and subject to the UK’s Financial Conduct Authority’s oversight rather than that of EU regulators; and (iii) is looking to implement its own vision for its financial services industry through various statutes and regulations which will, over time, repeal and replace assimilated EU law. Taken together, (i), (ii) and (iii) will likely result in divergence between the U.K. and EU regulatory frameworks. This divergence is likely to include (among other areas) AIFMD, as the European Parliament is expected to implement EU AIFMD 2 in 2026, which will not be transposed in to U.K. law. While the U.K. and EU ratified a trade deal, it does not include provision for U.K. regulated firms to continue to be able to passport their services into EU member states, which has had direct implications to our business. For example, our subsidiaries that are authorized and regulated by the U.K. Financial Conduct Authority have lost “passporting” privileges under certain EU directives, such as the AIFMD and the Markets in Financial Instruments Directive II (“MiFID II”), which certain of our specialized funds and customized separate accounts had previously relied upon for access to markets throughout the EU. We have mitigated the impact of this by establishing relationships with third-party European-domiciled alternative investment fund managers (“AIFMs”) necessary for them to serve as AIFMs for certain of our funds and certain customized separate accounts. While we believe these relationships have, and will continue to, help to ensure that we are able to continue to market certain of our funds in the EU, there remains some uncertainty as to the full extent to which our business could be adversely affected by, among other things, the legal status of the U.K. in relation to the EU, the political conditions in the U.K., the trade relations of the U.K. vis-à-vis other countries and the economic outlook in the U.K.

In Japan, we are subject to regulation by the Japanese Financial Services Agency and the Kanto Local Finance Bureau. In Hong Kong, we are subject to regulation by the Hong Kong Securities & Futures Commission.
Regulations Related to Our Funds
Agencies that regulate investment advisers and broker-dealers, including the SEC, have broad administrative powers, including the power to limit, restrict or prohibit an investment adviser such as GCM Grosvenor L.P. or a broker-dealer such as GRV Securities from carrying on its business in the event that it fails to comply with applicable laws and regulations. Our failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of the registration of GCM Grosvenor L.P. as an investment adviser or the revocation of the registration of GRV Securities as a broker-dealer.
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
In the U.S. and many other jurisdictions, investment funds are generally subject to significant regulation designed to protect investors, although various exemptions from some or all of such regulations may be available. In the U.S., the Investment Company Act imposes substantive regulation on virtually all aspects of a registered investment company’s operation, including limitations on borrowing and leveraged capital structures, requiring that it be managed by a board of directors (or similar body), a majority of whose members are not interested persons of the fund or its adviser, prohibitions on most transactions with affiliates, compliance program requirements, limitations on the payment of performance fees to advisers, and advertising, recordkeeping, reporting and disclosure requirements. Other countries’ laws may impose similar or more restrictive regulations.
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
Privacy and Cyber Security Regulation
Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the California Consumer Privacy Act as amended by the California Privacy Rights Act (the “CCPA”), and similar comprehensive privacy laws of other states, which provide enhanced privacy rights for state residents; the European Union General Data Protection Regulation (“EU GDPR”), a regulation designed to protect privacy rights of individuals residing in the European Economic Area (the “EEA”); the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (“U.K. GDPR”) with respect to individuals residing in the United Kingdom (the “U.K.”), and various other privacy laws applicable to individuals residing in jurisdictions in which we operate. Any failure or perceived failure to comply with such laws or regulations could result in fines, penalties and/or sanctions, which could be substantial, litigation (including class actions) as well as reputational harm. Moreover, to the extent that these laws and regulations or the enforcement of the same become more stringent, or if new laws or regulations are enacted, including the SEC’s proposed rules related to cybersecurity risk management for registered investment advisers, our financial performance or plans for growth may be adversely impacted.
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
•further innovations in financial technology (or fintech) have the potential to disrupt the financial industry and change the way financial institutions, as well as investment managers, do business and could exacerbate these competitive pressures;
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
We may find it harder to retain and raise funds, and we may lose investment opportunities in the future, if we do not offer prices, structures and terms competitive with those offered by our competitors. We may not be able to maintain our current fee structures as a result of industry pressure from investors to reduce fees. In order to maintain our desired fee structures in a competitive environment, we must be able to continue to provide clients with investment returns and service that incentivize them to pay our desired fee rates. No assurance can be made that we will succeed in providing investment returns and service that will allow us to maintain our desired fee structure. Fee reductions on existing or future new business could have a material adverse effect on our profit margins and results of operations.
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
We currently provide or may in the future provide a broad spectrum of financial services, including, without limitation, investment advisory, broker-dealer, asset management, loan origination, capital markets and idea generation services. As we have expanded and as we continue to expand our business, we increasingly confront potential and actual conflicts of interest relating to our funds’ investment activities. Investment manager conflicts of interest continue to be a significant area of focus for regulators and the media. Because of our size and the variety of investment strategies that we pursue for our funds, we may face a higher degree of scrutiny compared with investment managers that are smaller or focus on fewer asset classes.
The relationships among our funds and us are complex and dynamic, and our business could change over time. Therefore, we and our personnel will likely be subject, and our funds will likely be exposed, to new or additional conflicts of interest. In the ordinary course of business, and in particular in managing and making investment decisions for our funds, we engage in activities in which our interests or the interests of our funds could conflict with the interests of other funds and the investors in such funds. Such conflicts of interest could affect our objectivity and adversely affect one or more of our funds and/or the performance of our funds or returns to their investors.
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
Our funds may invest in companies in which we or one or more or our other funds also invest, either directly or indirectly. Investments in a company by certain of our funds may be made prior to the investment by other funds, concurrently, including as part of the same financing plan or after the investments by such other funds. Any such investment by a fund may consist of securities or other instruments of a different class or type from those in which other of our funds are invested, and may entitle the holder of such securities and other instruments to greater control or to rights that otherwise differ from those to which such other funds are entitled. In connection with any such investments — including as they relate to acquisition, owning, and disposition of such investments — our funds could have conflicting interests and investment objectives, and any difference in the terms of the securities or other instruments held by such parties could raise additional conflicts of interest for our funds and us. Our failure to adequately mitigate these conflicts could give rise to regulatory and investor scrutiny.
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
Certain persons employed by or otherwise associated with us are related to, or otherwise have business, personal, political, financial, or other relationships with, persons employed by or otherwise associated with service providers engaged for our funds, investment managers with whom we invest on behalf of our funds and/or investment consulting firms engaged by our fund investors. These types of relationships could also influence us in deciding whether to select or recommend such a service provider to perform services for a particular fund or to make or redeem an investment on behalf of a fund.
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
As a general matter, our allocation of co-investment opportunities is entirely within our discretion and there can be no assurance that co-investments of any particular type or amount will be allocated to any of our funds or investors. There can be no assurance that co-investments will become available and we will take into account a variety of factors and considerations we deem relevant in our sole discretion in allocating co-investment opportunities, including, without limitation, whether a potential co-investor has expressed an interest in evaluating co-investment opportunities, whether a potential co-investor has a history of participating in such opportunities with us, the size and interest of the opportunity, the economic terms applicable to such investment for such investor and us, whether allocating to a potential co-investor will help establish, recognize, strengthen and/or cultivate relationships with an existing or prospective investor and such other factors as we deem relevant under the circumstances. The allocation of co-investment opportunities by us sometimes involves a benefit to us including, without limitation, management fees, carried interest or other performance-based compensation from a co-investment opportunity. In certain circumstances, we, our affiliates and our respective employees or any designee thereof and other companies, partnerships or vehicles affiliated with us may be permitted to co-invest side-by-side with our funds and may consummate an investment in an investment opportunity otherwise suitable for a fund.
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
We sometimes receive carried interest or other performance-based compensation that could create an incentive for us to make more speculative investments and determinations, directly or indirectly on behalf of our funds, or otherwise take or refrain from taking certain actions than we would otherwise make in the absence of such carried interest or performance-based compensation. In addition, we could have an incentive to make exit determinations based on factors that maximize economics in favor of us or our employees. Certain of our employees or related persons may receive a portion of our carried interest or performance-based compensation with respect to one or more of our funds, which could similarly influence such employees’ or related persons’ judgments. If carried interest that was previously distributed to us exceeds the amounts to which we are ultimately entitled, we may be required to repay that amount under a “clawback” obligation. In connection therewith, any clawback obligation could create an incentive for us to defer disposition of one or more investments if such disposition would result in a realized loss and/or the finalization of dissolution and liquidation of a fund where a clawback obligation would be owed. Our failure to appropriately deal with any actual, potential or perceived conflicts of interest resulting from our entitlement to receive carried interest from many of our funds could have a material adverse effect on our reputation, which could materially and adversely affect our business in a number of ways, including an inability to raise additional funds, attract new clients or retain existing clients.
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
In an effort to mitigate potential and actual conflicts of interest and address regulatory, legal and contractual requirements and contractual restrictions, we have implemented certain policies and procedures (for example, information sharing policies) that may reduce the synergies that would otherwise exist across our various businesses. For example, we may come into possession of material non-public information with respect to issuers in which we may be considering making an investment or issuers in which our affiliates may hold an interest. As a consequence of such policies and procedures, we may be precluded from providing such information or other ideas to our other businesses that might be of benefit to them. Additionally, the terms of confidentiality or other agreements with or related to companies in which we have entered, either on our own behalf or on behalf of any of our clients, sometimes restrict or otherwise limit the ability of our funds to make investments or otherwise engage in businesses or activities competitive with such companies.
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
We maintain operations in the U. K., Germany, Canada, Hong Kong, Japan, South Korea, and Australia among other places, and may grow our business into new regions with which we have less familiarity and experience, and this growth is important to our overall success. In addition, many of our clients are non-U.S. entities where we are expected to have a familiarity with the specific legal and regulatory requirements applicable to such clients. We rely upon stable and free international markets, not only in connection with seeking clients outside the U.S. but also in investing client capital in these markets.
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
•unexpected changes in trading policies, regulatory and licensing requirements, tariffs and other barriers;
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
•terrorism, political hostilities, war, public health crises and other civil disturbances or other catastrophic or pandemic events, which may reduce business activity, threaten the safety of our international offices, employees and clients, and affect our plans to expand in particular regions;

•cultural and language barriers and the need to adopt different business practices in different geographic areas; and
•difficulty collecting fees and, if necessary, enforcing judgments.
As part of our day-to-day operations outside the U.S., we are required to create compensation programs, employment policies, privacy policies, compliance policies and procedures and other administrative programs that comply with the laws of multiple countries. We also must communicate and monitor standards and directives across our global operations. Our failure to successfully manage and grow our geographically diverse operations could impair our ability to react quickly to changing business and market conditions and to enforce compliance with non-U.S. standards and procedures.
Any payment of distributions, loans or advances to and from our subsidiaries could be subject to restrictions on or taxation of dividends or repatriation of earnings under applicable local law, monetary transfer restrictions, foreign currency exchange regulations in the jurisdictions in which our subsidiaries operate or other restrictions imposed by current or future agreements, including debt instruments, to which our non-U.S. subsidiaries may be a party. As a result, there is a risk that we may not be able to send capital to or receive capital from our operating subsidiaries. Our business, financial condition and results of operations could be materially and adversely affected if we are unable to successfully manage these and other risks of international operations in a volatile environment. If our international business increases relative to our total business, these factors could have a more pronounced effect on our results of operations or growth prospects.
Our indebtedness may expose us to substantial risks, and our cash balances are exposed to the credit risks of the financial institutions at which they are held.
As of December 31, 2024, we had $435.8 million in long-term debt outstanding. We expect to continue to utilize debt to finance and grow our operations, which will expose us to the typical risks associated with the use of leverage. An increase in leverage could make it more difficult for us to withstand adverse economic conditions or business plan variances, to take advantage of new business opportunities, or to make necessary capital expenditures. Any portion of our cash flow required for debt service will not be available for our operations, distributions, dividends, stock repurchases or other purposes. Any substantial decrease in net operating cash flows or any substantial increase in expenses could make it difficult for us to meet our debt service requirements or force us to modify our operations. During 2024, we increased the amount available to us under the Term Loan Facility, and our level of indebtedness may make us more vulnerable to economic downturns and reduce our flexibility in responding to changing business, regulatory and economic conditions, which could have a material adverse effect on our business, financial condition and results of operations.
The terms of the Company’s current debt instruments contain covenants that may restrict the Company and its subsidiaries from paying distributions to its members. However, the ability of GCMH to make such distributions is subject to its operating results, cash requirements and financial condition, restrictive covenants in our debt instruments and applicable Delaware law. These restrictions include restrictions on the payment of distributions whenever the payment of such distributions would cause GCMH to no longer be in compliance with any of its financial covenants under the Term Loan Facility. Absent an event of default under the Credit Agreement governing the terms of the Term Loan Facility, GCMH may make unlimited distributions when the Total Leverage Ratio (as defined in the Credit Agreement) is below 3.00x. As of December 31, 2024, the Total Leverage Ratio was below 3.00x and the Company was in compliance with all financial covenants.
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

We may be unable to remain in compliance with financial or other covenants contained in our debt instruments.
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
While the success of our business is not tied to any particular person or group of “key persons,” the success of our business does depend on the efforts, judgment and reputations of our personnel generally, and in particular our experienced and senior personnel in investment, operational and executive functions. Our personnel’s reputation, expertise in investing and risk management, relationships with our clients and third parties on which our funds depend for investment opportunities are each critical elements in operating and expanding our business. However, we may not be successful in our efforts to retain our most valued employees, as the market for alternative asset management professionals is extremely competitive. The loss or prolonged absence of one or more members of our senior team could harm our business and jeopardize our relationships with our clients and members of the investing community, and we may not be able to attract, retain, and develop a sufficient number of qualified personnel in future periods. Nearly all of our managing directors and many of our executive directors are subject to employment contracts that contain various incentives and restrictive covenants designed to retain these employees for the long-term success of our business, but none of them is obligated to remain actively involved with us. In addition, given recent regulatory developments at both the state and federal level, we may be unable to enforce the non-competition agreements we have in place with our employees, and there is no guarantee that, our other arrangements with our employees, such as our non-solicitation agreements, will be enforceable or will prevent our employees from leaving, joining our competitors or otherwise competing with us. If any of our personnel were to join or form a competitor, following any required restrictive period set forth in their employment agreements, some of our clients could choose to invest with that competitor rather than in our funds. The loss of the services of one or more members of our senior team could have a material adverse effect on our business, financial condition and results of operations, including on the performance of our funds, our ability to retain and attract clients and highly qualified employees and our ability to raise new funds. Any change to our senior management team could have a material adverse effect on our business, financial condition and results of operations.
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
We currently generate most of our revenues from management fees and incentive fees. However, we have and intend to continue to grow our business by offering additional products and services, by formulating new business strategies and by entering into, or expanding our presence in, new geographic markets. Introducing new types of investment structures, products and services could increase our operational costs and the complexities involved in managing such investments, including with respect to ensuring compliance with regulatory requirements and the terms of the investment. For example, we launched a structured alternatives investment solution to invest in alternative strategies including private equity, infrastructure, absolute return strategies, and alternative credit, which is subject to greater levels of regulatory scrutiny. In addition, we may from time to time explore opportunities to grow our business via acquisitions, joint ventures, partnerships, investments or other strategic transactions, both within the current operational and geographic scope of our business and beyond. There can be no assurance that we will successfully identify, negotiate or complete such transactions, that any completed transactions will produce favorable financial results or that we will be able to successfully integrate an acquired business with ours. Some of these potential expansions and transactions could be significant relative to the size of our business and operations. Any such transaction would involve a number of risks and could present financial, managerial and operational challenges, including a diversion of management’s attention and resources; entry into markets or businesses in which we may have limited or no experience; increased costs to integrate new enterprises; difficulties in effectively integrating the financial and operating systems of the business involved in any such transaction into our financial reporting infrastructure and internal control framework in an effective and timely manner; potential exposure to material liabilities not discovered in the due diligence process or as a result of any litigation arising in connection with any such transition; and the need to develop new marketing and sales strategies to offer our new services to existing customers and attract new customers.
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
Operational risks, including system failures or disruptions, can disrupt our business, damage our reputation, result in financial losses or limit our growth.
We rely heavily on our and our third-party service providers’ financial, accounting, compliance, monitoring, administration, reporting and other data processing systems and technology platforms to conduct our business. If any of these systems, or the systems of our third-party service providers, do not operate properly or are disabled or fail, including the loss of or unauthorized access to data, whether caused by fire, other natural disaster, power or telecommunications failure, computer viruses, malicious actors, negligence, acts of terrorism or war or otherwise, or if our third-party service providers fail to perform as expected, we could suffer a disruption of our business, financial loss, liability to clients, regulatory intervention or reputational damage, which could have a material and adverse effect on our business, financial condition and results of operations. If any of our third-party service providers access or use our information for the purpose of competing with us or undermining our efforts, we may lose clients and opportunities. We also face operational risk from errors made in the execution, confirmation or settlement of transactions, as well as errors in recording, evaluating and accounting for them. Our and our third-party service providers’ information systems and technology may be unable to accommodate our growth or adequately protect the information of our clients, for new products and strategies or address security risks, and the cost of maintaining such systems and technology may increase from our current level. Such a failure to accommodate growth, or an increase in costs related to such information systems and technology, could have a material adverse effect on our results of operations, financial condition and cash flow. A disaster or a disruption in technology or infrastructure that supports our businesses, including a disruption involving electronic communications or other services used by us, our vendors or third parties with whom we conduct business, including custodians, paying agents and escrow agents, or directly affecting our principal offices, could negatively impact our ability to continue to operate our business without interruption. Our business continuation or disaster recovery programs may not be sufficient to mitigate the harm that could result from such a disaster or disruption, and insurance and other safeguards may only partially reimburse us for our losses, if at all. We are also subject to the risk that the financial institutions with which we maintain credit facilities or cash account balances fail.
Failure to maintain the security of our information technology networks, or those of our service providers and other third-parties, or cybersecurity incidents could harm our reputation and have a material adverse effect on our results of operations, financial condition and cash flow.
We rely on the storage, transmission, and other processing of confidential and other sensitive information, including personal data and proprietary information in our computer systems, hardware, software, technology infrastructure and online sites and networks, and those of our service providers and their vendors (collectively, “IT Systems”). In the ordinary course of our business, we collect and store a range of data, including our proprietary business information and intellectual property, and personally identifiable information of our employees, our clients and other third parties, in our cloud applications and on our networks, as well as our services providers’ systems. Additionally, we are required to provide sensitive information to government agencies, including biographical, financial and tax information relating to our personnel or investments to comply with anti-money laundering and other legal requirements. We, our service providers, government agencies and their vendors face various and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and personal data and proprietary information that we, or they, process. These include ongoing cybersecurity threats and attacks on our and their IT Systems that are intended to gain unauthorized access to our sensitive or proprietary information, destroy data or disable, degrade or sabotage our systems, and risks from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists. Cyberattack techniques are continually evolving, may not immediately be recognized and can originate from a wide variety of sources, including remote areas of the world, making them difficult to detect. There has been an increase in the frequency, sophistication and ingenuity of the cybersecurity threats we, our service providers and their vendors face. Cyberattacks are accelerating on a global basis in both frequency and magnitude and threat actors are becoming increasingly sophisticated in using techniques and tools – including artificial intelligence – that circumvent security controls, evade detection and remove forensic evidence.
Our and our third-party service providers’ IT Systems are also vulnerable to unauthorized or unlawful access, theft, misuse, social engineering/phishing, computer viruses, bugs, ransomware or other malicious code, employee, vendor or contractor error or malfeasance, technological error and other events that could have a negative impact on the security, confidentiality, integrity and availability of our IT Systems and data. In recent years, there has been a significant increase in ransomware and other hacking attempts by cyber-criminals. We and our employees have been and expect to continue to be the target of “phishing” attacks, and the subject of impersonations and fraudulent requests for money, and other forms of activities. Further, we allow for hybrid and remote office work, which introduces operational risks, including heightened cybersecurity risk, as remote working environments can be less secure and more susceptible to cyberattacks due to cybersecurity risks associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. Additionally, any integration of artificial intelligence in our or our third-party service providers’ operations, products or services poses new or unknown cybersecurity risks and challenges. As a result of these different cybersecurity risks and threats, we may be unable to anticipate, detect, investigate, remediate or recover from cybersecurity incidents and attacks, or avoid a material adverse impact to our IT Systems, data or business.
In addition, cybersecurity has become a focus for regulators around the world. For example, the SEC adopted rules on the Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure by Public Companies that enhances and standardizes disclosures for public companies with regards to their cybersecurity risk strategy, management and governance reporting, and has also adopted amendments to Regulation S-P (the privacy regulations applicable to financial institutions, including investment advisers) that will, amongst other things, require the adoption of additional written polices and procedures to detect, respond to and recover from cybersecurity incidents and mandate notification to clients and customers in the event of certain data breaches. In addition, the SEC has proposed rules regarding cybersecurity requirements that apply to registered investment advisers and funds that would, among other things, require broker-dealers and investment advisers to eliminate or neutralize the effect of certain conflicts of interest associated with their use of artificial intelligence and other technologies that optimize for, predict, guide, forecast or direct investment-related behaviors or outcomes, adopt and implement cybersecurity policies and procedures, enhance disclosures concerning incidents and risks in regulatory filings, and to promptly report certain cybersecurity incidents to the SEC. These adopted rules increase our compliance costs and potential regulatory liability related to cybersecurity, and these proposed rules, if passed, would subject us to additional risk of regulatory enforcement and could further increase our compliance costs, require changes to our business practices and policies, or otherwise affect our business, operations and financial condition.
We are dependent on the effectiveness of our and our service providers’ information security policies, procedures and capabilities designed to protect our and their IT Systems and the data such systems contain or transmit. Further, we cannot guarantee that these measures, and our cybersecurity risk management program and processes, will be effective or that attempted security incidents or disruptions would not be successful or damaging. Even if the vulnerabilities that lead to any incident are identified, we may be unable to adequately investigate or remediate due to threat actors using tools (including artificial intelligence) and techniques that are designed to circumvent controls, avoid detection and remove or obfuscate forensic evidence. A cyberattack could persist undetected over extended periods of time and may not be mitigated in a timely manner to prevent or minimize the impact on us. Attacks on our IT Systems could enable threat actors to gain unauthorized access to and steal our sensitive, personal or proprietary information, destroy data or disable, degrade or sabotage our systems or divert or otherwise steal funds. Attacks could range from those common to businesses generally to those that are more advanced and persistent, which may target us because members of our senior management team may have public profiles or because, as an alternative asset management firm, we hold a significant amount of confidential, personal and sensitive information about our clients and investments.
Any circumvention or failure of our or our service providers’ cybersecurity measures and risk management program could potentially jeopardize our, our employees’ or our clients’ or counterparties’ sensitive, confidential, personal proprietary and other information processed and stored in, and transmitted through, our IT Systems, or otherwise cause interruptions or malfunctions in our, our employees’, our clients’, our counterparties’ or third parties’ operations, which could result in material financial losses, increased costs, disruption of our business, liability to clients and other counterparties, regulatory intervention, proceedings, orders, litigation (including class actions), indemnity obligations, damages for contract breach or fines or penalties for violation of applicable laws or regulations, or reputational damage, which, in turn, could cause a decline in our earnings and/or stock price. Furthermore, if we experience a cybersecurity incident, it could result in regulatory investigations and material penalties, which could lead to negative publicity and may cause our clients to lose confidence in the effectiveness of our security measures. Although we maintain errors or omissions and cyber liability insurance, the costs related to an incident or other security threats or disruptions may not be fully insured or indemnified by other means, and insurance and other safeguards might only partially reimburse us for our losses, if at all. We also cannot guarantee that applicable insurance will be available to us in the future on economically reasonable terms or at all.
Rapidly developing and changing privacy and cybersecurity laws and regulations could increase compliance costs and subject us to enforcement risks and reputational damage.
We are subject to various requirements, risks and costs associated with the collection, storage, transmission, disclosure and other processing of personal data and other sensitive and confidential information. Personal data is generally defined as information that can be used to identify, locate or contact a natural person or otherwise be associated with such natural person, including names, photos, email addresses, or computer IP addresses. This data is wide ranging and relates to our clients, employees, counterparties and other third parties. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity or the protection and processing of personal data, creating an overlapping patchwork of legislation that is always evolving and subject to differing interpretations.
For example, in the U.S., our compliance obligations include those relating to state laws, such as the California Consumer Privacy Act, as amended by the California Privacy Rights Act (“CCPA”), which provides for enhanced privacy rights for California residents, such as the right to opt out of certain processing of their personal information, and is enforced by the Attorney General with statutory fines and damages. The CCPA offers a private right of action for certain data breaches and imposes a range of other compliance obligations. In addition, other states, including Colorado, Virginia and Oregon, have passed similar privacy laws, and such laws are continuing to be passed or proposed at the state and federal level, reflecting a trend toward more stringent data privacy legislation in the U.S. Any actual or perceived failure to comply with these privacy laws could result in civil penalties and increased compliance costs, and/or require us to make changes to our data processing practices.
We are also required to comply with foreign data collection and privacy laws in various non-U.S. jurisdictions in which we have offices or conduct business. For example, we are subject to the European General Data Protection Regulation and applicable national supplementing laws (“EU GDPR”) and the United Kingdom General Data Protection Regulations and Data Protection Act 2018 (“U.K. GDPR” and with the EU GDPR, the “GDPR”). Compliance with the GDPR requires us to analyze and evaluate how we handle data in the ordinary course of business, from processes to technology. The GDPR requires, amongst other things, providing EU and U.K. data subjects information about how their personal data will be used and stored, obtaining consent for certain processing of personal data and being in a position to delete information if requested or if consent were withdrawn. Financial regulators and data protection authorities throughout the EU and U.K. have broad audit and investigatory powers under the GDPR to probe how personal data is being used and processed.
Under the GDPR and certain other privacy regimes, we are subject to rules regarding cross-border transfers of personal data. Recent legal developments in Europe have created uncertainty regarding transfers of data from the European Economic Area (“EEA”) and the U.K. to the U.S. and other jurisdictions. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue.
In particular, we expect the European Commission’s approval of the current EU-US Data Privacy Framework for data transfers to certified entities in the United States to be challenged and international transfers to the U.S. and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. We currently rely on standard contractual clauses for existing intragroup, customer and vendor agreements. As the enforcement landscape in relation to data transfers further develops, and supervisory authorities issue further guidance on international data transfers, we could suffer additional costs, complaints and/or regulatory investigations or fines. We may have to stop using certain tools and vendors and make other operational changes, including updating agreements or implementing additional safeguards, and this could otherwise affect the manner in which we provide our services, could adversely affect our business, operations and financial condition.
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
We could also be adversely affected by changes in applicable tax laws, regulations, or administrative interpretations thereof and new tax laws in both U.S. and non-U.S. jurisdictions may be passed with little advance notice. For example, the Inflation Reduction Act of 2022 (the “IRA”) imposes, among other things, a new excise tax on stock repurchases as discussed below, which could adversely affect the amount and/or timing of the tax we may be required to pay. In addition, the Organization for Economic Co-operation and Development (the “OECD”) has announced an accord commonly referred to as “Pillar Two” to set a minimum global corporate tax rate of 15%, which is being or may be implemented in many jurisdictions. The OECD is also issuing guidelines that are different, in some respects, than current international tax principles. If countries amend their tax laws to adopt all or part of the OECD guidelines, this may increase tax uncertainty and increase taxes applicable to us or our stockholders. These and other changes that could be enacted in the future, including changes to tax laws enacted by governments in jurisdictions in which we operate, could result in further changes to the tax laws in which we are subject to and would materially adversely affect our financial position and results of operations.
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
Our business is subject to regulation in the U.S., including by the SEC, the Commodity Futures Trading Commission (the “CFTC”), the Internal Revenue Service (the “IRS”), the Financial Industry Regulatory Authority, Inc. (“FINRA”) and other regulatory agencies, pursuant to, among other laws, the Investment Advisers Act of 1940, as amended (the “Advisers Act”), the Investment Company Act of 1940, as amended (the “Investment Company Act”), the Securities Act, the Internal Revenue Code of 1986, as amended (the “Code”), the Commodity Exchange Act and the Exchange Act. Any change in such regulation or oversight could have a material adverse effect on our business, financial condition and results of operations. The time and attention as well as the financial costs associated with compliance with these regulations could divert our resources away from managing certain funds’ investment programs, which could adversely affect such funds and their investments. Similarly, the cost of new compliance obligations attributable to certain funds could increase the financial burden on certain funds to the extent those costs are treated as fund expenses and could reduce distributions. Any legal or regulatory uncertainty with respect to new regulations is likely to result in a diversion of our time and resources as well as expose us to regulatory risk, all of which in turn could negatively impact certain funds and their investments. For example, in 2023 the SEC proposed amendments to the custody rule for registered investment advisers that require, among other things, that advisers that have custody of client funds or securities to maintain those assets with broker-dealers, banks, or other qualified custodians. These rules increase compliance burdens and associated regulatory costs and complexity and reduce the ability to receive certain expense reimbursements or indemnification in certain circumstances.
We regularly rely on exemptions from various requirements of these and other applicable laws. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If, for any reason, these exemptions were to be revoked or challenged or otherwise become unavailable to us, including under the new administration, we could be subject to regulatory action or third-party claims, and our business, financial condition and results of operations could be materially and adversely affected. Our failure to comply with applicable laws, regulations or regulatory processes could result in fines, suspensions of personnel or other sanctions, including revocation of our registration as an investment adviser or the registration of our broker-dealer subsidiary. Even if an investigation does not result in sanctions, or results in a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity relating to the investigation or the imposition of sanctions against us by regulators could harm our reputation and cause us to lose existing clients or fail to gain new clients.
In the wake of highly publicized financial failures, including the banking failures in 2023, investors exhibited concerns over the integrity of the U.S. financial markets, and the regulatory environment in which we operate is subject to further regulation in addition to those rules already promulgated. For example, there are a significant number of regulations that affect our business under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The SEC has increased its regulation and scrutiny of the asset management and private equity industries in recent years, focusing on the private equity industry’s fees, allocation of expenses to funds, marketing practices, allocation of fund investment opportunities, disclosures to clients, the allocation of broken-deal expenses, the management of conflicts of interest disclosures, valuation practices and other fiduciary obligations. The SEC has also heightened its focus on the valuation practices employed by investment advisers. The lack of readily ascertainable market prices for many of the investments made by our funds or the funds in which we invest could subject our valuation policies and processes to increased scrutiny by the SEC. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations.
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
In addition, we are registered as an investment adviser with the SEC and are subject to the requirements and regulations of the Advisers Act. Such requirements relate to, among other things, restrictions on entering into transactions with clients, maintaining an effective compliance program, incentive fees, solicitation arrangements, allocation of investments, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an adviser and their advisory clients, as well as general anti-fraud prohibitions. As a registered investment adviser, we have fiduciary duties to our clients. Similarly, we are registered as a broker-dealer with the SEC and are a member of FINRA. As such, we are also subject to the requirements and regulations of the Exchange Act and FINRA rules. We regularly are subject to requests for information, inquiries and routine informal or formal examinations by the SEC, FINRA and other regulatory authorities, with which we cooperate. Such examinations can result in fines, suspensions of personnel, changes in policies, procedures or disclosure or other sanctions, including censure, the issuance of cease-and-desist orders, the suspension or termination of our investment adviser or broker-dealer registrations or the commencement of a civil or criminal lawsuit against us or our personnel. SEC or FINRA actions and initiatives can have an adverse effect on our financial results. Even if an investigation or proceeding did not result in a sanction, imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing clients or fail to gain new clients.

In addition, a number of jurisdictions, including the U.S. have restrictions on foreign direct investment pursuant to which their respective heads of state and/or regulatory bodies have the authority to block or impose conditions with respect to certain transactions, such as investments, acquisitions and divestitures, if such transaction threatens to impair national security. In the U.S., the Committee on Foreign Investment in the U.S. has the authority to review and potentially block, unwind or impose conditions on certain foreign investments in U.S. companies or real estate, which may reduce the number of potential buyers and limit the ability of our funds to realize value from certain existing and future investments. In addition, in August 2023, the former President signed an Executive Order which prohibits certain investments by U.S. persons in advanced technology sectors in China and jurisdictions designed as “countries of concern.” State regulatory agencies may also impose restrictions on investments in certain types of assets, which could affect our ability to find attractive and diversified investments and to complete such investments in a timely manner. Other countries continue to establish and/or strengthen their own national security investment clearance regimes, which could have a corresponding effect of limiting our ability to make investments in such countries. Complying with these laws imposes potentially significant costs and complex additional burdens, and any failure by us, our funds or the companies in which they invest to comply with them could expose us to significant penalties, sanctions, loss of future investment opportunities, additional regulatory scrutiny and reputational harm.
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
In addition, across the EU and U.K., we are subject to the AIFMD, under which we are subject to regulatory requirements regarding, among other things, registration for marketing activities, the structure of remuneration for certain of our personnel and reporting obligations. Certain requirements of the AIFMD and the interpretation thereof remain uncertain and may be subject to change.
Changes to AIFMD in the EU have been adopted, which came into force in April 2024, however, EU member states have two years after publication to transpose the rules into national law. This means the changes will apply from April 2026. While the Level 1 AIFMD 2 legislation has been published, the supplementary Level 2 delegated acts, setting out the supporting detail, have not yet been published and are expected throughout 2025. These changes could increase the compliance burdens on certain of our funds. Individual member states of the EU have imposed additional requirements that may include internal arrangements with respect to risk management, liquidity risks, asset valuations, and the establishment and security of depository and custodial requirements. Because some EEA countries have not yet incorporated the AIFMD into their agreement with the EU, we may undertake marketing activities and provide services in those EEA countries only in compliance with applicable local laws. Outside the EEA, the regulations to which we are subject relate primarily to registration and reporting obligations.
Changes to the UK’s version of the AIFMD regime are anticipated, with the UK’s Financial Conduct Authority expected to consult on proposed amendments to AIFMD in the UK in 2025. This is as a result of the so-called Edinburgh Reforms, where AIFMD in its current format in the UK will be repealed at a future, to be determined date, and replaced with an updated UK regime. It is not yet clear as to the potential direction of travel of any amendments to the UK AIFMD regime other than the FCA has previously expressed a preference to make it “more proportionate”. We expect the FCA to consult on these changes in 2025, with any changes taking effect at a future, but as yet unknown, date. Despite not yet having visibility on the substance or scale of any amendment to the UK AIFMD regime, it is likely that it will result in material divergence between the UK and EU regimes, which may increase the compliance burden on, and associated costs to, our funds.
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
In addition, it is expected that the new administration will seek to enact changes to numerous areas of law and regulations currently in effect. Any such changes could significantly impact our business. Specific legislative and regulatory proposals discussed during election campaigns and more recently that might materially impact our business include changes to trade agreements, immigration policy, import and export regulations, tariffs and customs duties, energy regulations, income tax regulations and the federal tax code, public company reporting requirements, and antitrust enforcement. Changes in federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic effects of potential changes to the current legal and regulatory framework affecting financial institutions under the new administration remain highly uncertain. Future changes may adversely affect our operating environment and therefore our business, financial condition and results of operations. There can be no assurance that any changes in laws, regulations or governmental policy will not have an adverse impact on our business, including our ability to execute on investment objectives and to receive returns.
A 1% U.S. federal excise tax could be imposed on us in connection with redemptions.
On August 16, 2022, the IRA was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations and certain other persons (a “covered corporation”). Because we are a Delaware corporation and our securities are trading on the Nasdaq, we are a “covered corporation” for this purpose. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. Our board of directors has approved a share repurchase plan that may be used to repurchase shares of GCMG’s outstanding Class A common stock and warrants in an amount up to $190 million. Any repurchases of our stock or other transactions covered by the excise tax described above are potentially subject to this excise tax, which could increase our costs and adversely affect our operating results.
Federal, state and foreign anti-corruption and sanctions laws create the potential for significant liabilities and penalties and reputational harm.
We are also subject to a number of laws and regulations governing payments and contributions to political persons or other third parties, including restrictions imposed by the Foreign Corrupt Practices Act (“FCPA”) as well as trade sanctions and export control laws administered by the Office of Foreign Assets Control (“OFAC”), the U.S. Department of Commerce and the U.S. Department of State. The FCPA is intended to prohibit bribery of foreign governments and their officials and political parties, and requires public companies in the U.S. to keep books and records that accurately and fairly reflect those companies’ transactions. OFAC, the U.S. Department of Commerce and the U.S. Department of State administer and enforce various export control laws and regulations, including economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. These laws and regulations relate to a number of aspects of our business, including servicing existing fund investors, finding new fund investors, and sourcing new investments, as well as activities by the portfolio companies in our investment portfolio or other controlled investments.
Similar laws in non-U.S. jurisdictions, such as EU sanctions or the U.K. Bribery Act, as well as other applicable anti-bribery, anti-corruption, anti-money laundering, or sanction or other export control laws in the U.S. and abroad, may also impose stricter or more onerous requirements than the FCPA, OFAC, the U.S. Department of Commerce and the U.S. Department of State, and implementing them may disrupt our business or cause us to incur significantly more costs to comply with those laws. Different laws may also contain conflicting provisions, making compliance with all laws more difficult. Because different interpretations for current sanctions law may exist, we could become involved in disputes with respect to actions taken in compliance with our understanding of such laws. If we fail to comply with these laws and regulations, we could be exposed to claims for damages, civil or criminal financial penalties, reputational harm, incarceration of our employees, restrictions on our operations and other liabilities, which could materially and adversely affect our business, results of operations and financial condition. In addition, we may be subject to successor liability for FCPA violations or other acts of bribery, or violations of applicable sanctions or other export control laws committed by companies in which we or our funds invest or which we or our funds acquire. While we have developed and implemented policies and procedures designed to ensure strict compliance by us and our personnel with the FCPA and other anti-corruption, sanctions and export control laws in jurisdictions in which we operate, such policies and procedures may not be effective to prevent violations. Any determination that we have violated the FCPA or other applicable anti-corruption, sanctions or export control laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business, financial condition and results of operations.
Misconduct by our employees, advisors or third-party service providers could harm us by impairing our ability to attract and retain clients and subject us to significant legal liability and reputational harm.
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
In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against investment advisers has been increasing. Our asset management and advisory activities may subject us to the risk of significant legal liabilities to our clients and third parties, including our clients’ stockholders or beneficiaries, under securities or other laws and regulations for materially false or misleading statements made in connection with securities and other transactions. We make investment decisions on behalf of our clients that could result in substantial losses. Any such losses also may subject us to the risk of legal and regulatory liabilities or actions alleging negligent misconduct, breach of fiduciary duty or breach of contract. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. We may incur significant legal expenses in defending litigation. In addition, negative publicity and press speculation about us, our investment activities or the private markets in general, whether or not based in truth, or litigation or regulatory action against us or any third-party managers recommended by us or involving us may tarnish our reputation and harm our ability to attract and retain clients. Also, events that damage the reputation of our industry generally, such as highly publicized incidents of fraud or other scandals, could have a material adverse effect on our business, regardless of whether any of these events directly relate to our funds and accounts. The pervasiveness of social media and electronic communications and the increasing prevalence of artificial intelligence could also lead to faster and wider dissemination of any adverse publicity or inaccurate information about us, making effective remediation more difficult and further magnifying the reputational risks associated with negative publicity. Substantial legal or regulatory liability could have a material adverse effect on our business, financial condition and results of operations or cause significant reputational harm to us, which could seriously harm our business.

Risks related to emerging and changing technology, including artificial intelligence, could have a material adverse effect on our business, financial condition and results of operations.
Technological developments in artificial intelligence, including machine learning technology and generative artificial intelligence, and their current and potential future applications, including in the private investment and financial sectors, as well as the legal and regulatory frameworks within which they operate, are rapidly evolving. The full extent of current or future risks related thereto is not possible to predict. Artificial intelligence could significantly disrupt the markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs, which could have a material adverse effect on our business, financial condition and results of operations.
We intend to avail ourselves of the potential benefits that are available through artificial technologies, which present a number of potential risks. Data that artificial intelligence applications utilize are likely to contain a degree of inaccuracy and error, which could result in flawed algorithms. This could reduce the effectiveness of artificial intelligence technologies and adversely impact us and our operations to the extent we rely on the work product of such technology in our operations. There is also a risk that artificial intelligence tools or applications may be misused or misappropriated by our employees and/or third parties engaged by us. For example, a user may input confidential information, including material non-public information or personal identifiable information, into artificial intelligence technologies, resulting in such information becoming part of a dataset that is accessible by third-party artificial intelligence applications and users, including our competitors. Such actions could subject us to legal and regulatory investigations and/or actions. Further, we may not be able to control how third-party artificial intelligence technologies that we choose to use are developed or maintained, or how data we input is used or disclosed, even where we have sought contractual protections with respect to these matters. The misuse or misappropriation of our data could have an adverse impact on our reputation and could subject us to legal and regulatory investigations and/or actions. In addition, we have and may continue to communicate externally regarding artificial technology-related initiatives, including our development and use of artificial intelligence technologies, which subjects us to the risk of being accused of making inaccurate or misleading statements regarding our ability to avail ourselves of the potential benefits of artificial intelligence.
Regulations related to artificial intelligence can also impose certain obligations and costs related to monitoring and compliance as certain existing legal regimes, including those related to data privacy, regulate certain aspects of artificial intelligence technology, and new laws regulating artificial intelligence technologies have been enacted or entered into force in jurisdictions that we operate, including California, Colorado, Utah and the EU. In addition, the SEC has proposed new rules on the use of artificial intelligence by investment advisers that would add to the compliance risks and burdens of using this technology.
We also face competitive risks related to the adoption and application of new technologies by established market participants or new entrants. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis. Additionally, the effort to gain technological expertise and develop new technologies in our business may be costly. Investments in technology systems and data analytics capabilities may not deliver the benefits or perform as expected or may be replaced or become obsolete more quickly than expected, which could result in operational difficulties or additional costs. If we cannot offer new artificial intelligence-facilitated technologies or data analytics solutions as quickly as our competitors, or if our competitors develop more cost-effective technologies, data analytics solutions or other product offerings, we could experience a material adverse effect on our operating results, customer relationships and growth opportunities.
Poor implementation of new technologies, including artificial intelligence, by us or our third-party service providers, could subject us to additional risks we do not understand or cannot adequately mitigate, which could have an impact on our results of operations and financial condition.
Our failure or inability to obtain, maintain, protect and enforce our trademarks, service marks and other intellectual property rights could adversely affect our business, including the value of our brands.
We own certain common-law trademark rights in the U.S., as well as numerous trademark and service mark registrations in the U.S. and in other jurisdictions. Despite our efforts to obtain, maintain, protect and enforce our trademarks, service marks and other intellectual property rights, there can be no assurance that these protections will be available in all cases, and our trademarks, service marks or other intellectual property rights could be challenged, invalidated, declared generic, circumvented, infringed or otherwise violated. For example, competitors may adopt service names similar to ours, or purchase our trademarks and confusingly similar terms as keywords in Internet search engine advertising programs, thereby impeding our ability to build brand identity and possibly leading to confusion in the marketplace. The value of our intellectual property could also diminish if others assert rights in or ownership of our trademarks, service marks and other intellectual property rights, or trademarks or service marks that are similar to ours. We may be unable to successfully resolve these types of conflicts to our satisfaction. In some cases, there may be trademark or service mark owners who have prior rights to our trademarks and service marks or to similar trademarks and service marks. In addition, there could be potential trade name, service mark or trademark infringement claims brought by owners of other registered trademarks or service marks, or trademarks or service marks that incorporate variations of our trademarks or service marks. During trademark and service mark registration proceedings, we may receive rejections of our applications by the United States Patent and Trademark Office or in other foreign jurisdictions. Additionally, opposition, invalidation or cancellation proceedings have been and may in the future be filed against our trademark or service mark applications and registrations, and our trademarks and service marks may not survive such proceedings. While we may be able to continue the use of our trademarks and service marks in the event registration is not available, particularly in the U.S., where such rights are acquired based on use and not registration, third parties may be able to enjoin the continued use of our trademarks or service marks if such parties are able to successfully claim infringement in court. In the event that our trademarks or service marks are successfully challenged, we could be forced to rebrand our products, services or business, which could result in loss of brand recognition and could require us to devote resources towards advertising and marketing new brands. Over the long term, if we are unable to establish name recognition based on our trademarks and service marks, then we may not be able to compete effectively. Any claims or customer confusion related to our trademarks and service marks could damage our reputation and brand and substantially harm our business, liquidity, financial condition and results of operations.
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
The increasing scrutiny on, and differing points of view regarding, human capital programs and considerations could result in litigation, increase our costs, harm our reputation and adversely impact our financial results.
There has been increasing focus by governmental authorities, including executive branch, investors, customers, activists, the media, governmental and nongovernmental organizations, and other stakeholders on a variety of human capital management matters. We may experience pressure to make commitments, or repeal our commitments, relating to human capital management matters that affect us, our funds, and our funds’ portfolio companies. There has been an increase in investigations and litigation claiming that certain programs may inappropriately discriminate against certain groups. We may be increasingly subject to competing demands or scrutiny from different governmental authorities, regulators, clients, investors and other stakeholders or third parties with divergent views and, if we fail to meet, or are perceived to fail to meet competing demands and increased scrutiny, we may be subject to significant fines and penalties, including risk of litigation, and investigation. Relatedly, both advocates and opponents to certain environmental and social matters are increasingly resorting to a range of activism forms, including media campaigns, shareholder proposals, and litigation, to advance their perspectives. We cannot predict future developments related to these matters, however to the extent we are subject to such litigation, investigation, activism, or pressure, we may be required to incur costs, it may affect our ability to fundraise or it may otherwise adversely impact our business and/or reputation.

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
Insurance and other safeguards might only partially reimburse us for our losses, if at all, and if a claim is successful and exceeds or is not covered by our insurance policies, we may be required to pay a substantial amount in respect of such successful claim. Certain losses of a catastrophic nature, such as public health crises or pandemics, wars, earthquakes, typhoons, terrorist attacks or other similar events, may be uninsurable or may only be insurable at rates that are so high that maintaining coverage would cause an adverse impact on our business, in which case we may choose not to maintain such coverage.
Risks Related to Our Funds
Difficult or volatile market, economic and geopolitical conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our funds, reducing the number of high-quality investment managers with whom we may invest, and reducing the ability of our funds to raise or deploy capital, each of which could materially reduce our revenues, earnings and cash flow and materially and adversely affect our business, financial condition and results of operations.
Our business can be materially affected by difficult or volatile market, economic and geopolitical conditions and events throughout the world that are outside our control, including interest rates, inflation, economic recession risk, regional and international bank failures, reduced availability of credit, changes in laws, trade barriers and tariffs, commodity prices, currency exchange rates, natural disasters, climate change, pandemics or other severe public health crises, terrorism, political hostilities, civil disturbances, war or the threat of war. These factors may affect the level and volatility of securities prices and the liquidity and value of investments, and we may not be able to or may choose not to manage our exposure to them. Adding to the strain on the economy is war and conflict in various international regions, which creates market uncertainty, and the failure of multiple regional banks in the U.S. and elsewhere in recent years, which created bank-specific and broader financial institution liquidity risk concerns. Future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages and could have a negative impact on the economy and business activity globally, and therefore could adversely affect the performance of our business. Furthermore, any new or incremental regulatory measures or changes to existing measures for or affecting the U.S. financial services industry, including under the new administration, may increase costs and create regulatory uncertainty and additional competition for our products. In addition, if the U.S. were to default on its debt, the negative ramifications on the U.S. and global economies could be unprecedented and long-lasting and may dramatically exacerbate the risks highlighted here and elsewhere in this Annual Report on Form 10-K.
Our funds have been affected by reduced opportunities to exit and realize value from their investments and by the fact that they may not be able to find suitable investments in which to effectively deploy capital. During periods of difficult market conditions or slowdowns in a particular sector, companies in which our funds invest may experience decreased revenues, financial losses, difficulty in obtaining access to financing and increased funding costs. During such periods, these companies may also have difficulty in expanding their businesses and operations and be unable to meet their debt service obligations or other expenses as they become due. In addition, during periods of adverse market, economic or geopolitical conditions, our funds may have difficulty accessing financial markets, which could make it more difficult or impossible for them to obtain funding for additional investments and harm their assets under management and results of operations. A general market downturn, or a specific market dislocation, may result in lower investment returns for our funds, which would adversely affect our revenues. Furthermore, such conditions could also increase the risk of default with respect to investments held by our funds that have significant debt investments.
In addition, our ability to find high-quality investment managers with whom we may invest could become exacerbated in deteriorating or difficult market environments. Any such occurrence could delay our ability to invest capital, lead to lower returns on invested capital and have a material adverse effect on our business, financial condition and results of operations.
Market deterioration has caused us, our funds and the investments made by our funds to experience tightening of liquidity, reduced earnings and cash flow, and impairment charges, as well as challenges in raising and deploying capital, obtaining investment financing and making investments on attractive terms. These market conditions can also have an impact on our ability and the ability of our funds and the investments made by our funds to liquidate positions in a timely and efficient manner. During the year ended December 31, 2024, there were fewer companies that underwent initial public offerings and sales of the portfolio companies in our funds than in prior years. To the extent periods of volatility are coupled with lack of realizations from clients’ existing private markets portfolios, such clients may be left with disproportionately outsized remaining commitments, which significantly limits their ability to make new commitments.
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
Certain of our funds and their investments operate in industries that have been impacted by inflation. Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our funds’ portfolio companies’ operations. If these inflationary pressures persist, and such portfolio companies are unable to pass any increases in the costs of their operations along to their customers, it could adversely affect their operating results. Such conditions would increase the risk of default on their obligations as a borrower. In addition, any projected future decreases in the operating results of our funds’ portfolio companies due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our funds’ investments could result in future realized or unrealized losses.
Increased interest rates could have a material adverse effect on our business and that of our funds’ portfolio companies.
Increased interest rates have had and could continue to have a dampening effect on overall economic activity, the financial condition of our investors and the financial condition of the end customers who ultimately create demand for the capital we supply, all of which could negatively affect demand for our funds’ capital. The Federal Reserve increased the federal funds rate in 2022 and 2023, and the rate and timing of additional changes are uncertain. Such uncertainty surrounding interest rates can make it difficult for us to obtain financing at attractive rates, and impact our ability to execute on our growth strategies or future acquisitions, which could have a material adverse effect on our business, financial condition and results of operations.
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
•in recent years, there has been increased competition for investment opportunities resulting from the increased amount of capital invested in private markets alternatives and high liquidity in debt markets, and the increased competition for investments may reduce our returns in the future;
•the performance of particular funds also will be affected by risks of the industries and businesses in which they invest; and
•we may create new funds that reflect a different asset mix and new investment strategies, as well as a varied geographic and industry exposure, compared to our historical funds, and any such new funds could have different returns than our previous funds.
The success of our business depends on the identification and availability of suitable investment opportunities for our clients.
Our success largely depends on the identification and availability of suitable investment opportunities for our clients, and in particular the success of underlying funds in which our funds invest. The availability of investment opportunities will be subject to market conditions and other factors outside of our control and the control of the investment managers with which we invest for our funds. Past returns of our funds have benefited from investment opportunities and general market conditions that may not continue or reoccur, including favorable borrowing conditions in the debt markets during such historical periods, and there can be no assurance that our funds or the underlying funds in which we invest for our funds will be able to avail themselves of comparable opportunities and conditions, particularly in light of current interest rate levels and other market conditions. There can also be no assurance that the underlying funds we select will be able to identify sufficient attractive investment opportunities to meet their investment objectives.
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
The due diligence process that we undertake in connection with investments may not detect all facts that may be relevant in connection with an investment.
Before investing the assets of our funds, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence, we may be required to evaluate important and complex business, financial, tax, accounting, technological, environmental, social, governance and legal and regulatory issues. Outside consultants, legal advisors and accountants may be involved in the due diligence process in varying degrees depending on the type of investment and the parties involved. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the information available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations, and such an investigation will not necessarily result in the investment ultimately being successful. Moreover, the due diligence investigation that we will carry out with respect to any investment opportunity may not detect or highlight all relevant facts or risks that are necessary or helpful in evaluating such investment opportunity. For example, instances of bribery, fraud, accounting irregularities and other improper, illegal or corrupt practices can be difficult to detect and may be more widespread in certain jurisdictions.
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
The absence of available sources of sufficient debt financing for extended periods of time or an increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance those investments, and, in the case of interest rates, decrease the value of fixed-rate debt investments made by our funds. Certain investments may also be financed through fund-level credit facilities, which may or may not be available for refinancing at the end of their respective terms. Further, the cost of borrowing may not be covered by the appreciation of the assets in the investment, which could be exacerbated in difficult market conditions and adversely impact our revenues. Finally, limitations on the deductibility of interest expense on indebtedness used to finance our funds’ investments reduce the after-tax rates of return on the affected investments and make it more costly to use debt financing. Any of these factors may have an adverse impact on our business, results of operations and financial condition.
Similarly, private markets funds’ portfolio companies regularly utilize the corporate debt markets to obtain additional financing for their operations. The leveraged capital structure of such businesses increases the exposure of the funds’ portfolio companies to adverse economic factors such as fluctuating interest rates, financial institution risks, downturns in the economy or deterioration in the condition of such business or its industry. Any adverse impact caused by the use of leverage by portfolio companies in which we directly or indirectly invest could in turn adversely affect the returns of our funds.

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
Our business is exposed to the risk that clients that owe us money for our services may not pay us, and investors may default on their obligations to fund their commitments. These risks could increase as a result of economic contractions, decreases in equity values and increases in interest rates or in the event of a continued economic slowdown. Also, if investors in our funds default on their obligations to fund commitments, there may be adverse consequences on the investment process, and we could incur losses and be unable to meet underlying capital calls. For example, investors in our closed-ended funds make capital commitments to those funds and we are entitled to call capital from those investors at any time during prescribed periods. We depend on investors fulfilling and honoring their commitments when we call capital from them for those funds to consummate investments and otherwise pay their obligations when due. In addition, certain of our funds may utilize lines of credit to fund investments. Because interest expense and other costs of borrowings under lines of credit are an expense of the fund, the fund’s net multiple of invested capital may be reduced, as well as the amount of carried interest generated by the fund. Any material reduction in the amount of carried interest generated by a fund will adversely affect our revenues.
Any investor that did not fund a capital call would be subject to several possible penalties, including having a meaningful amount of its existing investment forfeited in that fund. However, the impact of the penalty is directly correlated to the amount of capital previously invested by the investor in the fund. For instance, if an investor has invested little or no capital early in the life of the fund, then the forfeiture penalty may not be as meaningful. A failure of clients or investors to honor capital calls to a significant degree could have a material adverse effect on our business, financial condition and results of operations.
Our failure to comply with investment guidelines set by our clients could result in damage awards against us or a reduction in AUM, either of which would adversely affect our business.
Each of our funds is operated pursuant to specific investment guidelines, which, with respect to our customized separate accounts, are often established collaboratively between us and the investor in such fund. Our failure to comply with these guidelines and other limitations could result in clients terminating their relationships with us or deciding not to commit further capital to us in respect of new or different funds. In some cases, these investors could also sue us for breach of contract and seek to recover damages from us. In addition, such guidelines may restrict our ability to pursue certain allocations and strategies on behalf of our clients that we believe are economically desirable, which could similarly result in losses to a fund or termination of the fund and a corresponding reduction in AUM. Even if we comply with all applicable investment guidelines, our clients may nonetheless be dissatisfied with our investment performance or our services or fees, and may terminate their investment with us or be unwilling to commit new capital to our funds. Any of these events could have a material adverse effect on our business, financial condition and results of operations.
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
Because there is significant uncertainty in the valuation of, or in the stability of the value of, illiquid investments, the fair values of such investments as reflected in a fund’s net asset value do not necessarily reflect the prices that would actually be obtained if such investments were sold. Realizations at values significantly lower than the values at which investments have been reflected in fund net asset values could result in losses for the applicable fund and the loss of potential incentive fees for the fund’s manager and us. Also, a situation in which asset values turn out to be materially different from values reflected in fund net asset values, whether due to error or otherwise, could cause investors to lose confidence in us and may, in turn, result in difficulties in our ability to raise additional capital, retain clients or attract new clients. Further, we often engage third-party valuation agents to assist us with the valuations. It is possible that a material fact related to the target of the valuation might be inadvertently omitted from our communications with them, resulting in an inaccurate valuation.
Further, the SEC has highlighted valuation practices as one of its areas of focus in investment adviser examinations and has continued to institute enforcement actions against investment advisers for misleading investors about valuation and failing to adopt and implement reasonably designed written policies and procedures concerning the valuation of investments. If the SEC were to investigate and find errors in our policies or procedures, we and/or members of our management could be subject to penalties and fines, which could harm our reputation and have a material adverse effect on our business, financial condition and results of operations.
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
Our funds make investments in companies that are based outside of the U.S., which may expose us to additional risks not typically associated with investing in companies that are based in the U.S.
A significant amount of the investments of our funds include private markets funds that are located outside the U.S. or that invest in portfolio companies located outside the U.S. Such non-U.S. investments involve certain factors not typically associated with U.S. investments, including risks related to:
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
We cannot give assurance as to the degree of diversification that will be achieved in any of our funds. Difficult market conditions or slowdowns affecting a particular asset class, geographic region or other category of investment could have a significant adverse impact on a given fund if its investments are concentrated in that area, which could result in lower investment returns. Accordingly, a lack of diversification on the part of a fund could adversely affect its investment performance and, as a result, our business, financial condition and results of operations.
Our funds make investments in underlying funds and companies that we do not control.
Investments by most of our funds will include debt instruments and equity securities of companies that we do not control. Our funds may invest through co-investment arrangements or acquire minority equity interests and may also dispose of a portion of their equity investments in portfolio companies over time in a manner that results in their retaining a minority investment. Consequently, the performance of our funds will depend significantly on the investment and other decisions made by third parties, which could have a material adverse effect on the returns achieved by our funds. Portfolio companies in which the investment is made may make business, financial or management decisions with which we do not agree. In addition, the majority stakeholders or their management may take risks or otherwise act in a manner that does not serve our interests. If any of the foregoing were to occur, the values of our investments and the investments we have made on behalf of clients could decrease and our financial condition, results of operations and cash flow could suffer as a result.

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
Risk management applies to our operations as well as to the investments we make for our funds. We have developed and continue to update strategies and procedures specific to our business for identifying, assessing, managing and mitigating risks, which include market risk, liquidity risk, operational risk and reputational risk. Management of these risks can be very complex. These strategies and procedures may fail under some circumstances, particularly if we are confronted with risks that we have underestimated or not identified, including those related to difficult market or geopolitical conditions. In addition, some of our methods for managing the risks related to our clients’ investments are based upon our analysis of historical private markets behavior. Statistical techniques are applied to these observations in order to arrive at quantifications of some of our risk exposures. Historical analysis of private markets returns requires reliance on valuations performed by fund managers, which may not be reliable measures of current valuations. These statistical methods may not accurately quantify our risk exposure if circumstances arise that were not observed in our historical data. In particular, as we enter new lines of business or offer new products, our historical data may be incomplete. Failure of our risk management techniques could have a material adverse effect on our business, financial condition and results of operations, including our right to receive incentive fees.
We are subject to increasing and diverging scrutiny from clients, investors, regulators elected officials, stockholders and other stakeholders or third parties with respect to Sustainable and Impact investing matters, which may constrain investment opportunities, adversely impact our ability to raise capital, and result in increased costs or otherwise adversely affect us.
In recent years, our business has been subject to increasing and diverging scrutiny from clients, investors, regulators, elected officials, stockholders and other stakeholders with respect to Sustainable and Impact investing matters. Clients and investors, including U.S. public pension funds and certain non-U.S. investors, have placed increasing importance on impacts of investments made by the funds to which they invest or commit capital, including with respect to Sustainable and Impact investing matters. Certain investors have also demonstrated increased concern with respect to existing investments, including by urging asset managers to take certain actions that could adversely affect the value of an investment, or refrain from taking certain actions that could improve the value of an investment. We are increasingly being subject to competing demands or scrutiny from different clients, investors and other stakeholders or third parties with divergent views on Sustainable and Impact investing matters, including their roles in the investment process. This divergence increases the risk that any action or lack thereof with respect to Sustainable and Impact investing matters will be perceived negatively by at least some stakeholders and adversely impact our reputation and business. Our clients may decide to redeem or withdraw previously committed capital from our funds (where such withdrawal is permitted) or to not invest or commit capital to future funds based on their assessment of how we approach and consider the cost of these investments and whether the return-driven objectives of our funds align with their investment priorities or investment requirements. As part of their increased focus on the allocation of their capital to environmentally sustainable economic activities, certain clients and investors have also begun to request or require data and/or use third-party benchmarks and ratings to allow them to monitor the impact of their investments for which we may be required to engage third party advisors and/or service providers to fulfil the requests and requirements, thereby exacerbating any increase in compliance burden and costs. To the extent our access to capital from investors, including public pension funds, is impaired due to these aforementioned risks, we may not be able to maintain or increase the size of our funds or raise sufficient capital for new funds, which may adversely impact our revenues and/or negatively impact our reputation and erode stakeholder trust.
The transition to sustainable finance accelerates existing risks and raises new risks for our business that may impact our profitability and success. In particular, Sustainable and Impact investing matters have been the subject of increased focus, scrutiny and litigation certain regulators, including in the U.S. and the EU, particularly with respect to the accuracy of statements made regarding practices, initiatives and investment strategies, as well as regarding adherence to the policies and procedures underlying these strategies. The SEC, other regulators, and private parties have initiated investigations or claims alleging inaccurate or misleading statements in this area, often referred to as “greenwashing.” There have been enforcement actions relating to sustainable investing disclosures and policies and procedures failures, and we expect that there will be continued enforcement activity in this area in the future, and we could be subject to significant fines and penalties, including risk of litigation and investigation. The SEC has focused on the labeling by funds of their activities or investments as “sustainable” and examined the methodology used for determining such investments, with a focus on whether such labeling is misleading. In 2022 and 2024, the SEC adopted new climate-disclosure rules, though these rules have been stayed pending current litigation and are unlikely to proceed, and proposed or adopted rules for investment advisers and for Investment Company Act funds that address, among other things, enhanced sustainable investment-related disclosure requirements, including requiring funds that integrate sustainability factors into their investment strategies to provide enhanced disclosures regarding, among other things, their sustainable investing strategies. Further, we may be subject to California Senate Bill 253 (The Climate Corporate Data Accountability Act) requiring U.S. public and private businesses with annual revenues greater than USD $1 billion doing business in California to publicly report their greenhouse gas emissions beginning, and/or Senate Bill 261 (The Climate-Related Financial Risk Act) requiring U.S. businesses with annual revenues over USD $500 million to bi-annually disclose climate-related financial risks and their mitigation strategies. Collecting, measuring and reporting the information and metrics required under the various existing regulations has imposed administrative burden and increased cost on us, and such burden and cost, including the implementation of additional internal controls, processes and procedures and increased oversight obligations on our management and board of directors, are likely to increase as new regulations are enacted, particularly if the requirements imposed on us by various regulations lack harmonization on a global basis. We cannot guarantee that our current approach will meet future regulatory requirements, reporting frameworks or best practices.
In addition, in September 2023, the SEC adopted amendments to Rule 35d-1 (the Names Rule) that expands the Names Rule to require that any fund whose name includes terms suggesting that the fund focuses on investments or issuers that have, particular characteristics, have an 80% investment policy. In October 2020, the DOL finalized a rule intended to clarify the fiduciary requirements for investment managers of “plan assets” considering non-pecuniary factors (including sustainability) when investing. In November 2022, the DOL released a final rule related to fiduciary requirements for ERISA plan fiduciaries when considering sustainability factors in selecting investments, clarifying that fiduciaries may consider climate change and other factors when they make investment decisions. Main portions of this rule took effect on February 1, 2023. On January 26, 2023, attorneys general of twenty-five states and three private parties filed suit in an attempt to block the rule. In September 2023, a federal district court dismissed the case, ruling in favor of the DOL and its authority to adopt the rule; however on July 25 and July 26, 2024, the U.S. District Court for the Eastern District of Texas and the Northern District Court respectively issued a stay siding with the plaintiffs and enjoining the DOL from enforcing the Final Rule on its effective date. The DOL has since appealed this ruling. We cannot predict the outcome of this lawsuit challenging the DOL rule, as well as another pending lawsuit challenging the rule from two Wisconsin-based 401(k) plan participants, though a notice of voluntary dismissal was filed on behalf of one of the plaintiffs only on December 10, 2024, or any future lawsuits that might be subsequently filed. While the rule is designed in part to address fiduciary duty-related uncertainties for U.S. pension plans subject to ERISA when investing in funds that have a sustainability component, in light of the current litigation, it is unclear whether sufficient certainty exists for these plans.

The European Commission initiated legislative reforms, which include, without limitation: (a) Regulation 2019/2088 (Sustainable Finance Disclosure Regulation, or “SFDR”) regarding the introduction of transparency and disclosure obligations for investors, funds and asset managers in relation to sustainability factors, for which most rules took effect beginning in March 2021 and which on September 14, 2023, the European Commission published a public consultation and a targeted consultation with respect to a comprehensive assessment of the Level 1 SFDR framework. In addition, a second consultation concerning the SFDR Level 2 technical standards concluded in December 2023 with a recommendation to the EU Commission which has not yet been taken up; (b) Regulation 2020/852 (Taxonomy Regulation) regarding the introduction of an EU-wide taxonomy of environmentally sustainable activities, which began to take effect in a staggered approach in January 1, 2022 and for which new FAQs were published on November 29, 2024; (c) amendments to existing regulations including MiFID II to embed sustainability requirements; and (d) Directive (EU) 2022/2464 (Corporate Sustainability Reporting Directive) regarding corporate sustainability reporting, which directive took effect in January 2023. Additionally, the EU’s Omnibus Simplification Package introduces further complexity and uncertainty. This package aims to streamline and simplify various regulatory requirements, including those related to sustainability reporting, across the EU. However, the final form and implications of the Omnibus Simplification Package remain unclear, which may pose challenges for our business in aligning with these evolving obligations. As a result of these legislative initiatives, we are required to provide additional disclosure to investors in our EU funds and funds marketed in the EU with respect to sustainability matters, depending on the extent to which the fund promotes environmental and / or social characteristics, or adopts as an objective, sustainability. This may expose us to increased disclosure risks, for example due to a lack of available or credible data, and the potential for conflicting disclosures may also expose us to an increased risk of misstatement litigation or misselling allegations. Failure to manage these risks could result in a material adverse effect on our business in a number of ways. The EU also put into force the Corporate Sustainability Due Diligence Directive in July 2024 which would require in scope entities to adopt certain due diligence and other actions to identify and address potential and actual adverse climate change and human rights concerns in their own operations, their subsidiaries and, where related to their value chain(s), those of their business partners. In addition, in May 2024, the European Securities and Markets Authority (“ESMA”) published final guidelines on funds’ names using sustainability-related terms. The guidelines establish quantitative thresholds which funds must meet to use sustainability-related terminology in their names. Additionally, they set forth minimum safeguards based on the type of terms a fund employs in its name. The Taxonomy Regulation, Corporate Sustainability Reporting Directive, and Corporate Sustainability Due Diligence Directive may be subject to change if they are amended by the Omnibus package once finalized as part of the EU’s recently announced Competitiveness Compass. While these sustainable investing legislative developments at EU level will no longer have legal effect in the U.K. as a result of Brexit, they may, nevertheless, inform the U.K. government’s current developing legislative approach in relation to sustainable investing and the disclosure requirements applicable to our U.K. regulated entities. In November 2023, the U.K. Financial Conduct Authority published final rules on its Sustainable Disclosure Requirements (“SDR”) introducing new rules and guidance for asset managers to make mandatory disclosures at both the manager and product levels, which aims to address potential greenwashing risks through the introduction of sustainable investment labels, disclosure requirements and restrictions on the use of sustainability-related terms in product naming and marketing, as well as through the introduction of disclosures consistent with the recommendations of the Financial Stability Board’s Task Force on Climate-related Financial Disclosures (“TCFD”). The FCA has consulted on expanding the SDR and labelling rules to portfolio management and the UK HM Treasury is expected to consult on extending the regime to overseas funds in the future. Further, the U.K. is expected to create U.K. Sustainability Disclosure Standards (“UK SDS”) based on the sustainable disclosure standards developed by the International Sustainability Standards Board (“ISSB”). In the first half of 2025, the UK HM Treasury is expected to consult on UK SDS which could come into effect as early as 2026. On November 14, 2024, the UK HM Treasury launched a consultation on the value case for a UK Green Taxonomy — specifically, whether it would complement existing sustainable finance policies by supporting market participants to make sustainable investment decisions, and the specific market and regulatory use cases facilitating that support. The consultation will inform an assessment of the value of implementing a UK Green Taxonomy, and determine exactly how it could be targeted to ensure maximum effectiveness. In the likely event that divergent sustainable investing disclosure obligations arise between the U.S., U.K. and the EU, this may also present an increased compliance risk if we are required to comply with different regulatory standards.
The complexity of the global regulatory framework with respect to Sustainable and Impact investing matters increases the risk that any act or lack thereof with respect to these matters will be perceived negatively by a governmental authority or regulator. A lack of harmonization globally and within jurisdictions in relation to sustainable investing legal and regulatory reform leads to a risk of fragmentation in group level priorities as a result of the different pace of sustainability transition across global jurisdictions. Further, conflicting sustainable investing policies within jurisdictions, such as between federal and some state policies in the U.S., is leading to a complex and fragmented regulatory environment, which may be difficult to navigate. For instance, in recent years, several U.S. states and local governments have enacted (or proposed) rules specifically addressing considerations of sustainable investing factors by state and local government retirement funds, as well as differing and additional disclosure requirements. In contrast to the DOL’s rule described above, many of these state rules have taken more aggressive positions, divided between those that are explicitly in favor of sustainable investments and those that are against such investments. This may create conflicts across our global business which could risk inhibiting our future implementation of, and compliance with, rapidly developing standards and requirements. Failure to keep pace with sustainability transition could impact our competitiveness in the market and damage our reputation resulting in a material adverse effect on our business. In addition, failure to comply with applicable legal and regulatory changes in relation to sustainable investing matters may attract increased regulatory scrutiny of our business, and could result in fines and/or other sanctions being levied against us.
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
New climate change-related rules and regulations or interpretations of existing laws may result in enhanced disclosure obligations, which could negatively affect us, our funds and portfolio companies in which they invest and materially increase the regulatory burden and cost of compliance. For example, developing and acting on sustainability initiatives, and collecting, measuring and reporting sustainable investing-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, the EU’s CSRD and the U.K.’s and other jurisdictions’ adoption of the ISSB sustainability disclosure standards, and similar proposals by other non-U.S. regulatory bodies. We may also communicate certain climate-related initiatives, commitments and goals in our SEC filings or other disclosures, which subjects us to additional risks, including the risk that we are perceived as, or accused of, “greenwashing.” Such perception or accusation could damage our reputation, result in litigation or regulatory actions, and adversely impact our ability to raise capital and attract new investors.
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
In addition, our reputation may be harmed if certain stakeholders, such as our clients, stockholders or other third parties, believe that we are not adequately or appropriately responding to climate change or excessively factoring in climate change, including through the way in which we operate our business, the composition of our funds’ and accounts’ existing portfolios, the new investments made by them, or the decisions we make to continue to conduct or change our activities in response to climate change considerations.
The short-term and long-term impact of the Basel III capital standards on our clients is uncertain.
In June 2011, the Basel Committee on Banking Supervision, an international body comprised of senior representatives of bank supervisory authorities and central banks from 27 countries, including the U.S., announced the final framework for a comprehensive set of capital and liquidity standards, commonly referred to as “Basel III,” for internationally active banking organizations and certain other types of financial institutions, which were revised in 2017. These standards generally require banks to hold more capital, predominantly in the form of common equity, than under the previous capital framework, reduce leverage and improve liquidity standards. U.S. federal banking regulators have adopted, and continue to adopt, final regulations to implement Basel III for U.S. banking organizations.
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
As of the date of this Annual Report on Form 10-K, the Key Holders hold all of the Class C common stock, which prior to the Sunset Date will entitle such holders to cast the lesser of 10 votes per share and the Class C Share Voting Amount, the latter of which is generally a number of votes per share equal to (1) (x) an amount of votes equal to 75% of the aggregate voting power of our capital stock (including for this purpose any Includible Shares), minus (y) the total voting power of our capital stock (other than our Class C common stock) owned or controlled, directly or indirectly, by the Key Holders (including, any Includible Shares), divided by (2) the number of shares of our Class C common stock then outstanding. As a result, as of the date of this Annual Report on Form 10-K, the Key Holders control approximately 75% of the combined voting power of our common stock. As a result of the Key Holders’ holdings, we qualify as a “controlled company” within the meaning of the corporate governance standards of The Nasdaq Stock Market LLC (“Nasdaq”). Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirement that (i) a majority of our board of directors consist of independent directors, (ii) we have a compensation committee that is composed entirely of independent directors and (iii) director nominees be selected or recommended to the board by independent directors.

We rely on certain of these exemptions. As a result, we do not have a compensation committee consisting entirely of independent directors and our directors are not nominated or selected solely by independent directors. We may also rely on the other exemptions so long as we qualify as a controlled company. To the extent we rely on any of these exemptions, holders of our Class A common stock will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.
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
Because many members of our senior management team hold most or all of their economic interest in GCMH through other entities, conflicts of interest could arise between them and holders of shares of our Class A common stock or us.
Because many members of our senior management team hold most or all of their economic interest in GCMH through holding companies and other vehicles rather than through ownership of shares of our Class A common stock, they could have interests that do not align with, or conflict with, those of the holders of our Class A common stock or with us. For example, certain members of our senior management team may have different tax positions from those of our company and/or our Class A common stockholders, which could influence their decisions regarding whether and when to enter into certain transactions or dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate the obligations thereunder. In addition, the structuring of future transactions and investments may take into consideration the members’ tax considerations even where no similar benefit would accrue to us.

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
The provisions of our Charter requiring exclusive forum in the Court of Chancery of the State of Delaware and the federal district courts of the U.S. for certain types of lawsuits may have the effect of discouraging lawsuits against its directors and officers.
Our Charter provides that, to the fullest extent permitted by law, and unless we provide notice in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of its directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware (the “DGCL”), our Charter or Bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (iv) any action asserting a claim governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Our Charter further provides that the federal district courts of the U.S. are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. By becoming a stockholder in our company, you will be deemed to have notice of and consented to the exclusive forum provisions of our Charter. There is uncertainty as to whether a court would enforce such a provision relating to causes of action arising under the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Notwithstanding the foregoing, our Charter provides that the exclusive forum provisions do not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

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
A significant portion of our total outstanding shares of our Class A common stock (or shares of our Class A common stock that may be issued in the future pursuant to the exchange or redemption of Grosvenor common units) may be sold into the market in the near future. We could also issue and sell additional shares of Class A common stock in the future. These events could cause the market price of our Class A common stock to drop significantly, even if our business is doing well.
The market price of our Class A common stock could decline as a result of sales of a large number of shares of Class A common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
In addition, as of February 14, 2025, the GCMH Equityholders owned approximately 76% of the Grosvenor common units. For so long as registration statements for the sale of shares of our Class A common stock and warrants by the parties to the Registration Rights Agreement are available for use, the sale or possibility of sale of these shares of Class A common stock and warrants could have the effect of increasing the volatility in the market price of our Class A common stock or warrants, or decreasing the market price itself, even if our business is doing well.
Prior to their anticipated expiration on November 17, 2025, warrants are exercisable for our Class A common stock, which may increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
As of February 14, 2025, there were 17,684,370 outstanding warrants to purchase 17,684,370 shares of our Class A common stock at an exercise price of $11.50 per share. The warrants are expected to expire on November 17, 2025 in accordance with the terms of the Warrant Agreement. To the extent such warrants are exercised prior to that date, additional shares of our Class A common stock will be issued, which will result in dilution to the holders of our Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Class A common stock.

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
Under the terms of the Warrant Agreement, we are obligated to file and maintain an effective registration statement under the Securities Act before their expiration date, covering the issuance of shares of our Class A common stock issuable upon exercise of the warrants. We cannot assure you that we will be able to maintain an effective registration statement if, for example, any facts or events arise that represent a fundamental change in the information set forth in the registration statement or prospectus, the consolidated financial statements contained or incorporated by reference therein are not current or correct or we are required to address any comments the SEC may issue in connection with such registration statement. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we are required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder or an exemption from registration is available. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of common stock for sale under all applicable state securities laws.
We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their warrants worthless.
We have the ability to redeem outstanding public warrants at any time prior to their exercise and expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. As of the date of this Annual Report, the last reported sales price of our Class A common stock was below the threshold to redeem the warrants, and the warrants are expected to expire on November 17, 2025, pursuant to the terms of the Warrant Agreement.
Moreover, we may not exercise our redemption right if the issuance of shares of Class A common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our commercially reasonable best efforts to register or qualify such shares of Class A common stock under the blue sky laws of the state of residence in those states in which the warrants were offered in CFAC’s initial public offering. Redemption of the outstanding warrants could force our security holders to: (i) exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) sell their warrants at the then-current market price when they might otherwise wish to hold their warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their warrants.
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
Pursuant to our publicly announced stock repurchase plan, as of December 31, 2024 we were authorized to repurchase up to $140 million in the aggregate of our Class A common stock and warrants to purchase our Class A common stock, including through the repurchase of outstanding shares of our Class A common stock and warrants and through a reduction of shares of Class A common stock to be issued to employees to satisfy associated obligations in connection with the settlement of equity-based awards granted under our Amended and Restated 2020 Incentive Award Plan (and any successor equity plan thereto). The timing and amount of any share and warrant repurchases will be determined based on legal requirements, price, market and economic conditions and other factors. This activity could increase (or reduce the size of any decrease in) the market price of our Class A common stock at that time. Additionally, repurchases under our share repurchase program will continue to diminish our cash reserves, which could impact our ability to pursue possible strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our Class A shares could decline. Although our share repurchase program is intended to enhance long-term stockholder value, short-term share price fluctuations could reduce the program’s effectiveness.
During the year ended December 31, 2024, we spent $33.2 million to settle in cash or reduce shares of Class A common stock to be issued to employees in satisfaction of associated tax obligations in connection with the settlement of vested restricted stock units. As of December 31, 2024, $32.0 million remains available under our stock repurchase plan. On February 6, 2025, our board of directors further increased the firm’s existing repurchase authorization by $50 million, from $140 million to $190 million.
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

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations or financial condition. However, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with or effective in protecting our systems and information. Please see the section entitled “Risk Factors –Failure to maintain the security of our information technology networks, or those of service providers and other our third-parties, or cybersecurity incidents could harm our reputation and have a material adverse effect on our results of operations, financial condition and cash flow,” for more information.
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
ITEM 2. PROPERTIES
We do not own any real estate or other physical properties materially important to our operations. The Company has entered into operating lease agreements for office space. We lease office space in various countries around the world and maintain our headquarters in Chicago, Illinois. We lease (the “Lease”) our principal headquarters at 900 N. Michigan Avenue, Suite 1100, Chicago, IL 60611 from 900 North Michigan, LLC, a Delaware limited liability company. The term of the Lease expires September 30, 2037. The Lease provides for monthly rent and payment of operating expenses on a triple-net basis. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.
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
Holders of Record
As of February 14, 2025, there were approximately 44,911,734 shares of our Class A common stock outstanding and 17,684,370 warrants to purchase our Class A common stock outstanding, with 1 and 2 holders of record of our Class A common stock and warrants, respectively. The number of record holders does not include persons who held shares of our Class A common stock in nominee or “street name” accounts through brokers.
Dividend Policy
On February 6, 2025, the GCMG’s Board of Directors declared a quarterly dividend of $0.11 per share of Class A common stock to record holders as of the close of business on March 3, 2025. The payment date will be March 17, 2025.
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
Issuer Purchases of Equity Securities
On August 6, 2021, GCMG’s Board of Directors authorized a stock repurchase plan which may be used to repurchase shares of our outstanding Class A common stock and warrants to purchase shares of Class A common stock, as well as to retire (by cash settlement or the payment of tax withholding amounts upon net settlement) equity-based awards granted under our 2020 Incentive Award Plan (and any successor plan thereto). GCMG’s Board of Directors has made subsequent increases to its stock repurchase authorization for shares and warrants. As of December 31, 2023, the total authorization was $115 million, excluding fees and expenses. On February 8, 2024, GCMG’s Board of Directors increased the firm's existing repurchase authorization by $25 million, from $115 million to $140 million. On February 6, 2025, GCMG’s Board of Directors increased the firm's existing repurchase authorization by $50 million, from $140 million to $190 million.
During the three months ended December 31, 2024, we did not purchase any shares of Class A common stock or warrants to purchase shares of Class A Common stock. As of December 31, 2024, $32.0 million remained available under our stock repurchase plan. See Note 7 of our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Stock Performance Graph
The following graph depicts the total return to stockholders from the closing price on November 18, 2020 (the date our Class A common stock began trading on Nasdaq) through December 31, 2024, relative to the performance of S&P 500 and S&P Composite 1500 Financials. The graph assumes $100 invested on November 18, 2020, and dividends reinvested in the security or index.
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
This section of the Annual Report on Form 10-K discusses activity as of and for the years ended December 31, 2024 and 2023. For discussion on activity for the year ended December 31, 2022 and period-over-period analysis on results for the year ended December 31, 2023 to 2022, refer to Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024.
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
Our success largely depends on the identification and availability of suitable investment opportunities for our clients, including the success of the investment vehicles managed by third-party investment managers in which GCM Funds invest. The availability of investment opportunities is subject to certain factors outside of our control, including the market environment at a given point in time. Although there can be no assurance that we will be able to secure the opportunity to invest on behalf of our clients in all or a substantial portion of the investments we select, or that the size of the investment opportunities available to us will be as large as we would desire, we seek to maintain excellent relationships with investment managers that we have invested with previously or who we may invest with in the future. These investment managers include investment managers of investment funds as well as sponsors of investments that might provide co-investment opportunities in portfolio companies alongside the fund manager. Our ability to identify attractive investments and execute those investments is dependent on a number of factors, including the general macroeconomic environment, valuation, transaction size, and expected duration of such investment opportunity.
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
Operating Segments
We have determined that we operate in a single operating and reportable segment. This is consistent with how our chief operating decision maker, who is our Chief Executive Officer, allocates resources and assesses performance.

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
Sole Member
100% Economic and Voting
GCMH Equityholders(4)
GCM Grosvenor Holdings, LLC ("IntermediateCo")
Limited Partners
Common Units(5)
Economic: ~76%
Voting: 0%
General Partner
Common Units(5) and Warrants for Common Units
Economic: ~24%
Voting: 100%
GCM Grosvenor Operating Businesses
Grosvenor Capital Management Holdings, LLLP and its Subsidiaries

Note: The diagram depicts a simplified version of our structure and does not include all legal entities in our structure. Approximate ownership percentages are as of February 14, 2025.

1 Mr. Sacks, the chairman of our board of directors and our Chief Executive Officer, ultimately owns and controls GCM V. The address for Mr. Sacks is c/o GCM Grosvenor, 900 North Michigan Avenue, Suite 1100, Chicago, Illinois 60611.
2 Percentage of combined voting power represents voting power with respect to all shares of Class A common stock and Class C common stock, voting together as a single class. Each holder of Class A common stock is entitled to one vote per share and each holder of Class C common stock is entitled to the lesser of (i) 10 votes per share and (ii) the Class C Share Voting Amount on all matters submitted to stockholders for their vote or approval. From and after the Sunset Date, holders of Class C Common Stock will be entitled to one vote per share. Class C common stock does not have any of the economic rights (including rights to dividends and distributions upon liquidation) associated with Class A common stock.
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
5 As of February 14, 2025, there were 44,911,734 shares of Class A common stock outstanding and 144,235,246 common units of GCMH (“Common Units”) outstanding held by the GCMH Equityholders, which may be exchanged for shares of Class A common stock on a one-to-one basis, or, at the Company’s election for cash, pursuant to and subject to the restrictions set forth in the Fifth Amended and Restated Limited Liability Limited Partnership Agreement of GCMH. As of February 14, 2025, GCM V held 144,235,246 shares of Class C common stock, which corresponds to the number of Common Units held by the GCMH Equityholders.
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
We provided investment management / advisory services on assets of $80.1 billion, $76.9 billion and $73.7 billion as of December 31, 2024, 2023 and 2022, respectively.
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
Agreements generally include a clawback provision that, if triggered, would require us to return up to the cumulative amount of carried interest distributed, typically net of tax, upon liquidation of those funds, if the aggregate amount paid as carried interest exceeds the amount actually due based upon the aggregate performance of each fund. We have defined the portion to be deferred as the amount of carried interest, typically net of tax, that we would be required to return if all remaining investments had no value as of the end of each reporting period. As of December 31, 2024, deferred revenue relating to constrained realized carried interest was approximately $6.0 million.

Assets under management that are subject to carried interest, excluding investments of the firm and our professionals from which we generally do not earn incentive fees, were approximately $44.7 billion as of December 31, 2024.
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
Assets under management that are subject to performance fees, excluding investments of the firm and our professionals from which we generally do not earn incentive fees, were approximately $13.8 billion as of December 31, 2024.
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
Net Other Income (Expense)
Investment Income
Investment income primarily consists of gains and losses arising from our equity method investments.
Interest Expense
Interest expense includes interest paid and accrued on our outstanding debt, along with the amortization of deferred debt issuance costs incurred from debt issued by us, including the Term Loan Facility and the Revolving Credit Facility (each of which defined below) entered into by us. Interest expense also includes (1) the impact of qualifying effective cash flow hedges and (2) the amortization of realized gains or losses on interest rate swaps that initially qualified for hedge accounting and were subsequently terminated. The unrealized gains or losses are reclassified from accumulated other comprehensive income into interest expense over the original life of the swap for terminated derivative instruments.
Other Income
Other income consists primarily of other non-operating items, including write-off of unamortized debt issuance costs due to prepayments and refinancing of debt and interest income.
Change in Fair Value of Warrant Liabilities
Change in fair value of warrant liabilities are non-cash and consist of fair value adjustments related to the outstanding public and private warrants issued in connection with the Transaction. The warrant liabilities are classified as marked-to-market liabilities pursuant to ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and the corresponding increase or decrease in value impacts our net income (loss).
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

Results of Operations
The following is a discussion of our consolidated results of operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023. This information is derived from our accompanying Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Revenues
Management fees	$401,648	$375,444	$367,242
Incentive fees	106,237	64,903	75,167
Other operating income	6,127	4,652	4,121
Total operating revenues	514,012	444,999	446,530

Expenses
Employee compensation and benefits	336,236	356,044	277,311
General, administrative and other	104,296	100,801	88,907
Total operating expenses	440,532	456,845	366,218
Operating income (loss)	73,480	(11,846)	80,312
Investment income	15,589	11,640	10,108
Interest expense	(24,160)	(23,745)	(23,314)
Other income	1,334	1,008	1,436
Change in fair value of warrant liabilities	(16,079)	1,429	20,551
Net other income (expense)	(23,316)	(9,668)	8,781
Income (loss) before income taxes	50,164	(21,514)	89,093
Provision for income taxes	13,560	7,692	9,611
Net income (loss)	36,604	(29,206)	79,482
Less: Net income attributable to noncontrolling interests in subsidiaries	2,545	5,033	6,823
Less: Net income (loss) attributable to noncontrolling interests in GCMH	15,364	(47,013)	52,839
Net income attributable to GCM Grosvenor Inc.	$18,695	$12,774	$19,820
Revenues

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Private markets strategies	$238,546	$214,338	$197,267
Absolute return strategies	148,408	146,550	159,134
Fund expense reimbursement revenue	14,694	14,556	10,841
Total management fees	401,648	375,444	367,242
Incentive fees	106,237	64,903	75,167
Administrative fees	3,850	3,570	3,184
Other	2,277	1,082	937
Total other operating income	6,127	4,652	4,121
Total operating revenues	$514,012	$444,999	$446,530
Management fees increased $26.2 million, or 7%, to $401.6 million, for the year ended December 31, 2024 compared to the year ended December 31, 2023. Private market strategies fees increased $24.2 million, or 11%, due to a $18.0 million increase in fees related to private markets strategies specialized funds, including a $6.1 million increase in catch-up management fees, and a $6.3 million increase in fees related to private markets strategies customized separate accounts. Both of these increases are as a result of capital raising and deployment. Additionally, there was an increase of $1.9 million, or 1%, in absolute return strategies fees, primarily due to better investment performance in 2024.
Incentive fees consisted of carried interest and performance fees. Carried interest increased $1.3 million, or 3%, to $50.9 million for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to slightly higher distributions from investments and carry realizations during the year ended December 31, 2024. Performance fees increased $40.0 million, to $55.3 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase in performance fees was primarily due to higher returns for absolute return strategies funds during the year ended December 31, 2024 as compared to the year ended December 31, 2023.
Expenses
Employee Compensation and Benefits

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Cash-based employee compensation and benefits	$148,547	$156,153	$160,522
Equity-based compensation	48,158	50,667	30,721
Partnership interest-based compensation	72,068	103,934	31,811
Carried interest compensation	30,450	28,505	41,920
Cash-based incentive fee related compensation	36,455	15,628	11,001
Other non-cash compensation	558	1,157	1,336
Total employee compensation and benefits	$336,236	$356,044	$277,311
Employee compensation and benefits decreased $19.8 million, or 6%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The overall decrease was primarily driven by decreases in partnership interest-based compensation and cash-based employee compensation and benefits, partially offset by an increase in cash-based incentive fee related compensation. Partnership interest-based compensation decreased $31.9 million, or 31%, primarily due to expense recorded for the Holdings Awards during the year ended December 31, 2023, partially offset by award modifications in the first quarter of 2024. Holdings Awards are further described in Note 11 in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K). These awards do not dilute Class A common stockholders or impact our net cash flows. Cash-based employee compensation and benefits decreased $7.6 million, or 5%, due to lower discretionary bonus accruals and severance for the year ended December 31, 2024 compared to the year ended December 31, 2023. Cash-based incentive fee related compensation increased $20.8 million, due to higher incentive fees during the year ended December 31, 2024, which are discussed above.
General, Administrative and Other
General, administrative and other increased $3.5 million, or 3%, to $104.3 million, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The overall increase was primarily driven by increases in professional fees.
Net Other Income (Expense)
Investment income increased to $15.6 million for the year ended December 31, 2024 compared to investment income of $11.6 million for the year ended December 31, 2023, primarily due to the change in value of private and public market investments.
Interest expense increased $0.4 million, or 2%, to $24.2 million, for the year ended December 31, 2024 compared to the year ended December 31, 2023, due to increased principal amount outstanding on the Term Loan Facility partially offset by slightly lower effective interest rates on both the hedged and unhedged portions of the Term Loan Facility during the year ended December 31, 2024.
Other income was $1.3 million for the year ended December 31, 2024 compared to other income of $1.0 million for the year ended December 31, 2023.

Change in fair value of warrant liabilities of $16.1 million for the year ended December 31, 2024 was due to an increase in the fair value of the warrants from December 31, 2023 to December 31, 2024.
Provision for Income Taxes
The Company’s effective tax rate was 27% and (36)% for the years ended December 31, 2024 and 2023, respectively. The primary factors impacting the effective tax rate are the allocation of income (loss) to noncontrolling interest as well as state and foreign income taxes paid at the partnership level that are included in income tax expenses but are partially eliminated in consolidation through noncontrolling interest.
Net Income (Loss) Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests in subsidiaries was $2.5 million and $5.0 million for the years ended December 31, 2024 and 2023, respectively. The decrease was primarily attributable to a decrease in income generated by our consolidated subsidiaries not wholly owned by the Company.
Net income (loss) attributable to noncontrolling interests in GCMH was $15.4 million and $(47.0) million for the years ended December 31, 2024 and 2023, respectively. The change was primarily attributable to a decrease in partnership-interest based compensation as described above, which was fully allocated to noncontrolling interests in GCMH, and underlying performance of GCMH.
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

	Private Markets Strategies	Absolute Return Strategies	Total
Fee-paying AUM	(in millions)
Balance as of December 31, 2022	$36,876	$21,980	$58,856
Contributions	4,485	497	4,982
Withdrawals	(205)	(2,365)	(2,570)
Distributions	(1,006)	(167)	(1,173)
Change in market value	239	1,583	1,822
Foreign exchange and other	(120)	(114)	(234)
Balance as of December 31, 2023	$40,269	$21,414	$61,683
Contributions	4,749	1,277	6,026
Withdrawals	(105)	(2,641)	(2,746)
Distributions	(1,381)	(292)	(1,673)
Change in market value	212	2,430	2,642
Foreign exchange and other	(1,027)	(140)	(1,167)
Balance as of December 31, 2024	$42,717	$22,048	$64,765
Contracted, not yet fee-paying AUM (“CNYFPAUM”) represents limited partner commitments which are expected to be invested and begin charging fees over the ensuing five years.

	As of December 31,
	2024	2023	2022
	(in millions)
Contracted, not yet Fee-Paying AUM	$8,202	$7,304	$7,603
AUM	$80,077	$76,908	$73,667
Of the $8.2 billion CNYFPAUM as of December 31, 2024, approximately $3.0 billion is subject to an agreed upon fee ramp in schedule. The ramp in schedule will result in management fees being charged on approximately $1.0 billion, $0.8 billion and $1.2 billion of such amount beginning in 2025, 2026 and 2027 and beyond, respectively. Management fees will be charged on the remaining approximately $5.2 billion of CNYFPAUM as such capital is invested, which will depend on a number of factors, including the availability of eligible investment opportunities.
Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
FPAUM increased $3.1 billion, or 5%, to $64.8 billion during the year ended December 31, 2024 primarily due to $6.0 billion of contributions and a $2.6 billion increase in market value, partially offset by $2.7 billion and $1.7 billion of withdrawals and distributions, respectively.
•Private markets strategies FPAUM increased $2.4 billion, or 6%, to $42.7 billion during the year ended December 31, 2024 primarily due to $4.7 billion of contributions, partially offset by $1.4 billion of distributions.
•Absolute return strategies FPAUM increased $0.6 billion, or 3%, to $22.0 billion during the year ended December 31, 2024 primarily due to a $2.4 billion increase in market value and $1.3 billion of contributions. partially offset by $2.6 billion of withdrawals.
CNYFPAUM increased $0.9 billion, or 12%, to $8.2 billion during the year ended December 31, 2024 due to the closing of new commitments during the period, net of reductions for CNYFPAUM that became FPAUM during the period.
AUM increased $3.2 billion, or 4%, to $80.1 billion during the year ended December 31, 2024, primarily driven by the $3.1 billion increase in FPAUM, as well as mark to market increases that do not impact FPAUM.
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

Summary of Non-GAAP Financial Measures

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Revenues
Private markets strategies	$238,546	$214,338	$197,267
Absolute return strategies	148,408	146,550	159,134
Management fees, net (1)	386,954	360,888	356,401
Administrative fees and other operating income	6,127	4,652	4,121
Fee-Related Revenue	393,081	365,540	360,522
Less:
Cash-based employee compensation and benefits, net (2)	(147,045)	(149,327)	(158,875)
General, administrative and other, net (1,3)	(79,685)	(76,271)	(73,134)
Fee-Related Earnings	166,351	139,942	128,513
Fee-Related Earnings Margin(4)	42%	38%	36%
Incentive fees:
Performance fees	55,323	15,313	2,623
Carried interest	50,914	49,590	72,544
Incentive fee related compensation and NCI:
Cash-based incentive fee related compensation	(36,455)	(15,628)	(11,001)
Carried interest compensation, net (5)	(29,990)	(28,553)	(41,868)
Carried interest attributable to noncontrolling interests	(3,337)	(5,095)	(8,411)
Realized investment income, net of amount attributable to noncontrolling interests in subsidiaries (6)	6,676	3,103	4,699
Interest income	2,695	2,021	787
Other (income) expense	(340)	109	(79)
Depreciation	2,007	1,383	1,540
Adjusted EBITDA	213,844	162,185	149,347
Depreciation	(2,007)	(1,383)	(1,540)
Interest expense	(24,160)	(23,745)	(23,314)
Adjusted Pre-Tax Income	187,677	137,057	124,493
Adjusted income taxes (7)	(46,919)	(33,853)	(30,127)
Adjusted Net Income	$140,758	$103,204	$94,366
____________
(1)Excludes fund reimbursement revenue of $14.7 million, $14.6 million and $10.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(2)Excludes severance expense of $1.5 million, $6.8 million and $1.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(3)Excludes amortization of intangibles of $1.3 million, $1.3 million and $2.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. Also excludes completed and contemplated corporate transaction-related costs of $6.1 million, $6.4 million and $2.1 million for the years ended December 31, 2024, 2023 and 2022, respectively, and non-core expenses of $2.5 million, $2.2 million and $0.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. Transaction-related costs for the year ended December 31, 2024 includes $3.0 million related to a debt amendment and extension expense. Non-core expenses includes New York office relocation costs of $1.9 million and $1.2 million for the year ended December 31, 2024 and 2023, respectively.
(4)Fee-related earnings margin represents fee-related earnings as a percentage of our management fee and other operating revenue, net of fund expense reimbursements.
(5)Excludes the impact of non-cash carried interest compensation of $0.5 million for the year ended December 31, 2024. The net non-cash carried interest compensation for each of the years ended December 31, 2023 and 2022 was de minimis.
(6)Investment income or loss is generally realized when the Company redeems all or a portion of its investment or when the Company receives or is due cash, such as from dividends or distributions.

(7)Represents corporate income taxes at a blended statutory effective tax rates of 25.0%, 24.7% and 24.2% applied to Adjusted Pre-Tax Income for the years ended December 31, 2024, 2023 and 2022, respectively. The 25.0%, 24.7% and 24.2% are based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 4.0%, 3.7%, and 3.2%, respectively.
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
The following table shows reconciliations of incentive fees to net incentive fees attributable to GCM Grosvenor for the years ended December 31, 2024, 2023 and 2022, respectively:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Incentive fees:
Performance fees	$55,323	$15,313	$2,623
Carried interest	50,914	49,590	72,544
Less incentive fees contractually owed to others:
Cash carried interest compensation	(30,450)	(28,505)	(41,920)
Non-cash carried interest compensation	460	(48)	52
Carried interest attributable to other noncontrolling interest holders	(3,337)	(5,095)	(8,411)
Firm share of incentive fees(1)	72,910	31,255	24,888
Less: Cash-based incentive fee related compensation	(36,455)	(15,628)	(11,001)
Net Incentive Fees Attributable to GCM Grosvenor	$36,455	$15,627	$13,887
____________
(1)Firm share represents incentive fees net of contractual obligations but before discretionary cash based incentive compensation.
Adjusted Pre-Tax Income, Adjusted Net Income and Adjusted EBITDA
Adjusted Pre-Tax Income, Adjusted Net Income and Adjusted EBITDA are non-GAAP measures used to evaluate our profitability.
Adjusted Pre-Tax Income represents net income attributable to GCM Grosvenor Inc. including (a) net income (loss) attributable to GCMH, excluding (b) provision for income taxes, (c) changes in fair value of derivatives and warrant liabilities, (d) amortization expense, (e) partnership interest-based and non-cash compensation, (f) equity-based compensation, including cash-settled equity awards (as we view the cash settlement as a separate capital transaction), (g) unrealized investment income, (h) changes in TRA liability and (i) certain other items that we believe are not indicative of our core performance, including charges related to corporate transactions, employee severance, office relocation costs, and loss on extinguishment of debt.
Adjusted Net Income represents Adjusted Pre-Tax Income fully taxed at each period’s blended statutory tax rate.
Adjusted EBITDA represents Adjusted Net Income excluding (a) adjusted income taxes, (b) depreciation and amortization expense and (c) interest expense on our outstanding debt.
We are a holding company with no material assets other than its indirect ownership of equity interests in GCMH and certain deferred tax assets. The GCMH Equityholders may from time to time cause GCMH to redeem any or all of their GCMH common units in exchange, at the Company’s election, for either cash (based on the market price for a share of the Class A common stock) or shares of Class A common stock. As such, net income (loss) attributable to noncontrolling interests in GCMH is added back in order to reflect the full economics of the underlying business as if GCMH Equityholders converted their interests to shares of Class A common stock. Other noncontrolling interests do not have the ability to convert those interests into our equity interests of the Company, and as such, income (loss) attributable to these noncontrolling interests are not adjusted for in our non-GAAP financial measures.

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
The following table shows reconciliations of net income attributable to GCM Grosvenor Inc. and Adjusted Pre-Tax Income, Adjusted Net Income and Adjusted EBITDA for the years ended December 31, 2024, 2023 and 2022, respectively:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Adjusted Pre-Tax Income & Adjusted Net Income
Net income attributable to GCM Grosvenor Inc.	$18,695	$12,774	$19,820
Plus:
Net income (loss) attributable to noncontrolling interests in GCMH	15,364	(47,013)	52,839
Provision for income taxes	13,560	7,692	9,611
Change in fair value of warrants	16,079	(1,429)	(20,551)
Amortization expense	1,313	1,313	2,316
Severance	1,502	6,826	1,647
Transaction expenses (1)	6,116	6,445	2,051
Loss on extinguishment of debt	157	—	—
Changes in TRA liability and other (2)	2,908	3,048	(241)
Partnership interest-based compensation	72,068	103,934	31,811
Equity-based compensation	48,158	50,667	30,721
Other non-cash compensation	558	1,157	1,336
Less:
Unrealized investment income, net of noncontrolling interests	(9,261)	(8,309)	(6,919)
Non-cash carried interest compensation	460	(48)	52
Adjusted Pre-Tax Income	187,677	137,057	124,493
Less:
Adjusted income taxes (3)	(46,919)	(33,853)	(30,127)
Adjusted Net Income	$140,758	$103,204	$94,366

Adjusted EBITDA
Adjusted Net Income	$140,758	$103,204	$94,366
Plus:
Adjusted income taxes (3)	46,919	33,853	30,127
Depreciation expense	2,007	1,383	1,540
Interest expense	24,160	23,745	23,314
Adjusted EBITDA	$213,844	$162,185	$149,347
____________
(1)Represents 2024 expenses incurred, including $3.0 million related to a debt amendment and extension, and contemplated corporate transactions and 2023 and 2022 expenses related to contemplated corporate transactions.
(2)Includes $1.9 million and $1.2 million related to New York office relocation costs for the years ended December 31, 2024 and 2023, respectively.
(3)Represents corporate income taxes at a blended statutory effective tax rates of 25.0%, 24.7% and 24.2% applied to Adjusted Pre-Tax Income for the years ended December 31, 2024, 2023 and 2022, respectively. The 25.0%, 24.7% and 24.2% are based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 4.0%, 3.7%, and 3.2%, respectively.

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
The following table shows a reconciliation of diluted weighted-average shares of Class A common stock outstanding to adjusted shares outstanding used in the computation of adjusted net income per share for the years ended December 31, 2024, 2023 and 2022, respectively.

	Year Ended December 31,
$000, except per share amounts	2024	2023	2022
	(in thousands, except share and per share amounts)
Adjusted Net Income Per Share
Adjusted Net Income	$140,758	$103,204	$94,366

Weighted-average shares of Class A common stock outstanding - basic	44,741,336	43,198,517	43,872,300
Exercise of private warrants - incremental shares under the treasury stock method	—	—	—
Exercise of public warrants - incremental shares under the treasury stock method	—	—	—
Exchange of partnership units	144,235,246	144,235,246	144,235,246
Assumed vesting of RSUs - incremental shares under the treasury stock method	1,613,459	—	460,446
Weighted-average shares of Class A common stock outstanding - diluted	190,590,041	187,433,763	188,567,992
Effect of dilutive warrants, if antidilutive for GAAP	141,420	—	—
Effect of RSUs, if antidilutive for GAAP	—	808,716	—
Adjusted shares - diluted	190,731,461	188,242,479	188,567,992

Adjusted Net Income Per Share - Diluted	$0.74	$0.55	$0.50
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
The following table shows reconciliations of Total Operating Revenues to Fee-Related Revenue for the years ended December 31, 2024, 2023 and 2022, respectively:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Fee-Related Revenue
Total Operating Revenues	$514,012	$444,999	$446,530
Less:
Incentive fees	(106,237)	(64,903)	(75,167)
Fund reimbursement revenue	(14,694)	(14,556)	(10,841)
Fee-Related Revenue	$393,081	$365,540	$360,522
The following table shows reconciliations of Adjusted EBITDA to Fee-Related Earnings for the years ended December 31, 2024, 2023 and 2022, respectively:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Adjusted EBITDA	$213,844	$162,185	$149,347
Less:
Incentive fees	(106,237)	(64,903)	(75,167)
Depreciation expense	(2,007)	(1,383)	(1,540)
Other non-operating expense	(2,355)	(2,130)	(708)
Realized investment income, net of amount attributable to noncontrolling interests in subsidiaries (1)	(6,676)	(3,103)	(4,699)
Plus:
Incentive fee-related compensation	66,445	44,181	52,869
Carried interest attributable to other noncontrolling interest holders, net	3,337	5,095	8,411
Fee-Related Earnings	$166,351	$139,942	$128,513
____________
(1)Investment income or loss is generally realized when the Company redeems all or a portion of its investment or when the Company receives or is due cash, such as a from dividends or distributions.
Liquidity and Capital Resources
We have historically financed our operations and working capital through net cash provided by operating activities and borrowings under our Term Loan Facility and Revolving Credit Facility (each as defined below). As of December 31, 2024, we had $89.5 million of cash and cash equivalents and available borrowing capacity of $50.0 million under our Revolving Credit Facility. On July 29, 2022, the SEC declared effective our Registration Statement on Form S-3, pursuant to which the Company may issue a combination of securities described in the prospectus in one or more offerings from time to time. Our primary cash needs are to fund working capital requirements, invest in growing our business, make investments in GCM Funds, make scheduled principal payments and interest payments on our outstanding indebtedness, pay dividends to holders of our Class A common stock, and pay tax distributions to members. Additionally, as a result of the Transaction, we need cash to make payments under the Tax Receivable Agreement. We expect that our cash flow from operations, current cash and cash equivalents and available borrowing capacity under our Revolving Credit Facility will be sufficient to fund our operations and planned capital expenditures and to service our debt obligations for the next twelve months and the foreseeable future.
We are required to maintain minimum net capital balances for regulatory purposes for certain of our foreign subsidiaries as well as our U.S. broker-dealer subsidiary. These net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of December 31, 2024 we are in compliance with these regulatory requirements.

Cash Flows

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Net cash provided by operating activities	$148,774	$92,065	$216,513
Net cash used in investing activities	(31,834)	(18,840)	(10,073)
Net cash used in financing activities	(70,378)	(113,662)	(215,067)
Effect of exchange rate changes on cash	(1,462)	(372)	(2,395)
Net increase (decrease) in cash and cash equivalents	$45,100	$(40,809)	$(11,022)
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
Net cash provided by operating activities was $148.8 million and $92.1 million for the years ended December 31, 2024 and 2023, respectively. These operating cash flows were primarily driven by:
•net income of $152.6 million and $93.3 million for the years ended December 31, 2024 and 2023, respectively, after adjusting for $116.0 million and $122.6 million of net non-cash activities for the years ended December 31, 2024 and 2023, respectively;
•a decrease in working capital of $16.9 million during the year ended December 31, 2024, as compared to a decrease in working capital of $11.8 million during the year ended December 31, 2023, largely due to an increase in incentive fees earned during the year ended December 31, 2024, partially offset by lower cash-based compensation during the year ended December 31, 2024; and
•proceeds received from investments of $13.1 million and $10.5 million for the years ended December 31, 2024 and 2023, respectively.
Net Cash Used in Investing Activities
Net cash used in investing activities was $(31.8) million and $(18.8) million for the years ended December 31, 2024 and 2023, respectively. These investing cash flows were driven by:
•purchases of premises and equipment of $(16.7) million and $(3.8) million during the years ended December 31, 2024 and 2023, respectively; and
•contributions/subscriptions to investments of $(26.2) million and $(27.6) million during the years ended December 31, 2024 and 2023, respectively; partially offset by
•distributions received from investments of $11.1 million and $12.6 million during the years ended December 31, 2024 and 2023, respectively.
Net Cash Used in Financing Activities
Net cash used in financing activities was $(70.4) million and $(113.7) million, for the years ended December 31, 2024 and 2023, respectively. These financing cash flows were driven by:
•capital contributions received from noncontrolling interest holders of $1.9 million and $2.3 million during the years ended December 31, 2024 and 2023, respectively;
•capital distributions paid to partners and member of $(69.6) million and $(58.3) million during the years ended December 31, 2024 and 2023, respectively;
•capital distributions paid to noncontrolling interest holders of $(12.4) million and $(15.4) million during the years ended December 31, 2024 and 2023 respectively;

•proceeds from the Term Loan Facility amendment of $50.0 million during the year ended December 31, 2024;
•principal payments on the Term Loan Facility of $(3.2) million and $(4.0) million during the years ended December 31, 2024 and 2023, respectively;
•payments to repurchase Class A common stock of $(4.5) million during the year ended December 31, 2023;
•the settlement of equity-based compensation to satisfy withholding tax requirements of $(12.7) million and $(10.2) million during the years ended December 31, 2024 and 2023, respectively;
•dividends paid of $(20.5) million and $(20.3) million during the years ended December 31, 2024 and 2023, respectively; and
•payments to related parties, pursuant to tax receivable agreement of $(3.2) million and $(3.2) million during the years ended December 31, 2024 and 2023, respectively.
Indebtedness
On January 2, 2014, GCMH entered into a credit agreement (as amended, amended and restated, supplemented or otherwise modified, the “Credit Agreement”) that provides GCMH with a senior secured term loan facility (along with subsequent amendments, the “Term Loan Facility”) and a $50.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facilities”). Under the Revolving Credit Facility, $15.0 million is available for letters of credit and $10.0 million is available for swingline loans.
On June 23, 2021, the Company amended its Term Loan Facility to increase the aggregate principal amount from $290.0 million to $400.0 million. On June 29, 2023, the Company amended the Term Loan Facility to incorporate changes for the contemplated transition to the Term Secured Overnight Financing Rate (“Term SOFR”), and on July 1, 2023, in conjunction with a Benchmark Transition Event, the interest rate defaulted to the Term SOFR plus a Benchmark Replacement Adjustment as recommended by the Relevant Governmental Body (all terms as defined in the Amended Credit Agreement).
On May 21, 2024, the Company amended the Term Loan Facility to, among other things, increase and extend the maturity date of the Term Loan Facility. The amendment increased the aggregate principal amount available from $388.0 million to $438.0 million, extended the maturity date from February 24, 2028 to February 25, 2030, decreased the interest rate margin to 2.25% over Term SOFR, and removed the Benchmark Replacement Adjustment of 0.11%.
As of December 31, 2024, GCMH had borrowings of $435.8 million outstanding under the Term Loan Facility and no outstanding balance under the Revolving Credit Facility. As of December 31, 2024, we had available borrowing capacity of $50.0 million under our Revolving Credit Facility.
See Note 13 of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a summary of our outstanding indebtedness.
The terms of the Company’s current debt instruments contain covenants that may restrict the Company and its subsidiaries from paying distributions to its members. As a holding company, we are dependent upon the ability of GCMH to make distributions to its members, including us. However, the ability of GCMH to make such distributions is subject to its operating results, cash requirements and financial condition, restrictive covenants in our debt instruments and applicable Delaware law. These restrictions include restrictions on the payment of distributions whenever the payment of such distributions would cause GCMH to no longer be in compliance with any of its financial covenants under the Term Loan Facility. Absent an event of default under the Credit Agreement governing the terms of the Term Loan Facility, GCMH may make unlimited distributions when the Total Leverage Ratio (as defined in the Credit Agreement) is below stated thresholds. As of December 31, 2024, the Total Leverage Ratio was below 3.00x and the Company was in compliance with all financial covenants.
See Note 14 of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a summary of our interest rate derivatives to hedge interest rate risk related to the Company’s outstanding indebtedness. During the year ended December 31, 2024, the Company entered into swap agreements to hedge interest rate risk related to our debt. Effective on May 31, 2024, we entered into a swap agreement to hedge interest rate risk related to payments for the increase in aggregate principal amount of the Term Loan Facility that has a notional amount of $28.5 million and a fixed rate of 4.47%. On May 23, 2024, the Company entered into a forward-starting swap agreement to hedge interest rate risk related to payments during the extended maturity of the Term Loan Facility that has an effective date of February 2028, a notional amount of $317.0 million and a fixed rate of 4.17%.
Dividend Policy
We are a holding company with no material assets other than our indirect ownership of equity interests in GCMH and certain deferred tax assets. As such, we do not have any independent means of generating revenue. However, management of GCM Grosvenor expects to cause GCMH to make distributions to its members, including us, in an amount at least sufficient to allow us to pay all applicable taxes, to make payments under the Tax Receivable Agreement, and to pay our corporate and other overhead expenses. On February 6, 2025, GCMG’s Board of Directors declared a quarterly dividend of $0.11 per share of Class A common stock to record holders as of the close of business on March 3, 2025. The payment date will be March 17, 2025. The payment of cash dividends on shares of our Class A common stock in the future, in this amount or otherwise, will be within the discretion of GCMG’s Board of Directors at such time.
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
For the years ended December 31, 2024 and 2023, we spent $33.2 million and $25.8 million, respectively, to reduce Class A shares to be issued to employees to satisfy tax obligations in connection with the settlement of RSUs; and for the year ended December 31, 2023 we spent $4.5 million to repurchase shares of Class A common stock. We did not repurchase any shares of Class A common stock for the year ended December 31, 2024. For the years ended December 31, 2024 and 2023, we did not repurchase any outstanding warrants to purchase Class A common stock. As of December 31, 2024, $32.0 million remained available under our stock repurchase plan.
On February 6, 2025, GCMG’s Board of Directors increased the firm's existing repurchase authorization by $50 million, from $140 million to $190 million.
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
Tax Receivable Agreement
Exchanges of Grosvenor common units by limited partners of GCMH will result in increases in the tax basis in our share of the assets of GCMH and its subsidiaries that otherwise would not have been available. These increases in tax basis are expected to increase our depreciation and amortization deductions and create other tax benefits, and therefore may reduce the amount of tax that we would otherwise be required to pay in the future. The Tax Receivable Agreement requires us to pay 85% of the amount of these and certain other tax benefits, if any, that we realize (or are deemed to realize in certain circumstances) to the TRA Parties. As of December 31, 2024, the amount payable to related parties pursuant to the Tax Receivable Agreement was $51.4 million.

Contractual Obligations, Commitments and Contingencies
The following table represents our contractual obligations as of December 31, 2024, aggregated by type:

	Contractual Obligations
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	(in thousands)
Operating leases	$93,723	$7,534	$12,163	$12,569	$61,457
Debt obligations (1)	435,810	4,380	8,760	8,760	413,910
Interest on debt obligations (2)	151,525	30,032	59,155	62,338	—
Capital commitments to our investments (3)	90,531	90,531	—	—	—
Total	$771,589	$132,477	$80,078	$83,667	$475,367
____________
(1)Represents scheduled debt obligation payments under our Term Loan Facility.
(2)Represents interest to be paid on our debt obligations. The interest payments are calculated using the interest rate of 6.8% on our Term Loan Facility in effect as of December 31, 2024 and exclude the impact of interest rate hedges.
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
We analyze awards granted to recipients at the time they are granted or modified. Awards that are in substance a profit-sharing arrangement in which rights to distributions of profits are based fully on the discretion of the managing member of Holdings, Holdings II and Management LLC, are recorded as partnership interest-based compensation expense in the Consolidated Statements of Income (Loss) when Holdings, Holdings II and Management LLC makes distributions to the recipients. Awards that are in substance stock-based compensation are recorded as partnership interest-based compensation expense on a straight-line basis over the service period. Profit-sharing arrangements that contain a stated target payment are recognized as partnership interest-based compensation expense equal to the present value of expected future payments on a straight-line basis over the service period. Any such expense previously recorded is reversed if the target amount is canceled or forfeited or if the required service period is not provided. For the year ended December 31, 2024, the Company recorded approximately $72 million of partnership interest-based compensation. Changes to the existing awards granted to recipients, granting of new awards or fluctuation in distributions of profits could significantly impact expense recognized in future periods.
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
Investment returns are highly susceptible to market factors, judgments and actions of third parties that are outside of our control. Accordingly, performance fees are considered variable consideration and are therefore constrained and not recognized as revenue until it is probable that a significant reversal will not occur. In the event that a client redeems from one of the GCM Funds prior to the end of a measurement period, any accrued performance fee is ordinarily due and payable by such redeeming client as of the redemption date. For the year ended December 31, 2024, the Company recorded $55 million of performance fees. Performance fees can vary materially period to period based on actual investment returns and timing of redemptions.
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
Agreements generally include a clawback provision that, if triggered, would require us to return up to the cumulative amount of carried interest distributed, typically net of tax, upon liquidation of those funds, if the aggregate amount paid as carried interest exceeds the amount actually due based upon the aggregate performance of each fund. Accordingly, the amount of carried interest, typically net of tax, that we would be required to return if all remaining investments had no value as of the end of each reporting period is deferred at each reporting period. For the year ended December 31, 2024, the Company recorded $51 million of carried interest. Carried interest can vary materially period to period based on the judgments, market factors and actions of third parties discussed above.
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
We use the asset and liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the carrying value of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the statutory tax rates expected to be applied in the periods in which those temporary differences are settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period of the change. A valuation allowance is recorded on our net deferred tax assets when it is “more-likely-than not” that such assets will not be realized. When evaluating the realizability of our deferred tax assets, all evidence, both positive and negative, is evaluated. Items considered in this analysis include the ability to carry back losses, the reversal of temporary differences, tax planning strategies and expectations of future earnings. As of December 31, 2024, the Company has $51 million of net deferred tax assets. Changes in judgment regarding the realizability of the deferred tax assets or changes in corporate tax rates could significantly increase or decrease the carrying value of the assets.
The amount of tax benefit to be recognized is the amount of benefit that is “more-likely-than-not” to be sustained upon examination. We analyze our tax filing positions in the U.S. federal, state, local and foreign tax jurisdictions where we are required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, we determine that uncertainties in tax positions exist, a liability is established. We recognize interest and penalties related to unrecognized tax benefits, if any, within provision for income taxes in the Consolidated Statements of Income (Loss). Accrued interest and penalties, if any, would be included within accrued expenses and other liabilities in the Consolidated Statements of Financial Condition. As of December 31, 2024, the Company has $1 million in uncertain tax positions. Changes in judgment regarding the uncertainty of tax positions could result in liabilities.
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
Based on current projections, we anticipate having sufficient taxable income to utilize these tax attributes and receive corresponding tax deductions in future periods. As of December 31, 2024, the Tax Receivable Agreement results in a liability of $51 million. Significant changes in the projected liability resulting from the Tax Receivable Agreement may occur based on changes in anticipated future taxable income, changes in applicable tax rates or other changes in tax attributes that may occur and could affect the expected future tax benefits to be received by us.
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
•Incentive fees from our specialized funds and customized separate accounts are not materially affected by changes in the fair value of unrealized investments because they are based on realized gains and subject to achievement of performance criteria rather than on the fair value of the specialized fund’s or customized separate account’s assets prior to realization. We had $6.0 million of deferred incentive fee revenue on our Consolidated Statements of Financial Condition as of December 31, 2024. Minor decreases in underlying fair value would not affect the amount of deferred incentive fee revenue subject to clawback.
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
Interest Rate Risk
As of December 31, 2024, we had $435.8 million of borrowings outstanding under our Term Loan Facility. The Term Loan Facility accrues interest at 2.25% over Term SOFR, is subject to a 0.50% SOFR floor and has a maturity date of February 25, 2030, after we entered into Amendment No. 8 to the Credit Agreement as discussed in Note 13 in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K. For the year ended December 31, 2024, the weighted average interest rate for our Term Loan Facility was 7.54%.
Based on the floating rate component of our Term Loan Facility and excluding any impact of interest rate hedges as of December 31, 2024, we estimate that a 100 basis point increase in interest rates would result in increased interest expense of $4.4 million over the next 12 months.
In October 2022, the Company terminated certain derivative instruments which were entered into in 2021. As a result of interest rate risk, in November 2022 the Company entered into an interest rate swap agreement with a total notional amount of $300 million and a maturity date of February 2028, to hedge interest rate risk related to a portion of its Term Loan Facility.
In May 2024, we entered into a swap agreement and a forward-starting swap agreement that have a notional amount of $28.5 million and $317.0 million, respectively, with the purpose of hedging interest rate risk related to payments for the increase in aggregate principal amount and extended maturity of the Term Loan Facility.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of GCM Grosvenor Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of GCM Grosvenor Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), equity (deficit) and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Other Investments Measured at Fair Value
Description of the Matter	As described in Notes 2 and 5 to the consolidated financial statements, the Company records its investments in subordinated notes of a structured alternatives investment solution at fair value under the fair value option. As of December 31, 2024, the Company determined the fair value of its investments in subordinated notes to be $12 million based on a discounted cash flow analysis using significant unobservable inputs. The significant inputs used in the Company’s fair value estimate included the discount rate, expected remaining term, expected deployment and realization timing of private investments, and expected total value to paid in capital of private assets.

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

Our audit procedures included, among other procedures, evaluating the Company’s valuation methodology and significant inputs used to estimate the fair value of the investments in subordinated notes and testing the mathematical accuracy of the valuation model. For example, we compared the prospective financial information used by management in determining the significant inputs described above to current market and economic trends and performed a sensitivity analysis of the significant inputs to evaluate the change in the fair value estimate that would result from changes in the inputs. We involved our valuation specialists to assist in our evaluation of the valuation methodology and significant inputs used in the fair value estimate. We also evaluated subsequent events and transactions and considered whether they corroborate or contradict the Company's fair value measurement as of December 31, 2024.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

Chicago, Illinois
February 20, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of GCM Grosvenor Inc.

Opinion on Internal Control Over Financial Reporting

We have audited GCM Grosvenor Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, GCM Grosvenor Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), equity (deficit) and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 20, 2025, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chicago, Illinois
February 20, 2025

GCM Grosvenor Inc.
Consolidated Statements of Financial Condition
(In thousands, except share and per share amounts)

	As of December 31,
	2024	2023
Assets
Cash and cash equivalents	$89,454	$44,354
Management fees receivable	28,387	24,996
Incentive fees receivable	58,346	27,371
Due from related parties	12,681	13,581
Investments	257,807	240,202
Premises and equipment, net	22,683	7,378
Lease right-of-use assets	41,146	38,554
Intangible assets, net	1,314	2,627
Goodwill	28,959	28,959
Deferred tax assets, net	51,160	58,298
Other assets	20,794	18,623
Total assets	612,731	504,943
Liabilities and Equity (Deficit)
Accrued compensation and employee related obligations	112,519	98,561
Debt	432,039	384,727
Payable to related parties pursuant to the tax receivable agreement	51,429	53,759
Lease liabilities	53,876	41,481
Warrant liabilities	22,510	6,431
Accrued expenses and other liabilities	30,697	31,213
Total liabilities	703,070	616,172
Commitments and contingencies (Note 16)

Preferred stock, $0.0001 par value, 100,000,000 shares authorized; none issued	—	—
Class A common stock, $0.0001 par value, 700,000,000 authorized; 44,899,246 and 42,988,563 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	4	4
Class B common stock, $0.0001 par value, 500,000,000 authorized; none issued	—	—
Class C common stock, $0.0001 par value, 300,000,000 authorized; 144,235,246 issued and outstanding as of December 31, 2024 and December 31, 2023	14	14
Additional paid-in capital	5,752	1,936
Accumulated other comprehensive income	1,650	2,630
Retained earnings	(35,040)	(32,218)
Total GCM Grosvenor Inc. deficit	(27,620)	(27,634)
Noncontrolling interests in subsidiaries	52,233	59,757
Noncontrolling interests in GCMH	(114,952)	(143,352)
Total deficit	(90,339)	(111,229)
Total liabilities and equity (deficit)	$612,731	$504,943
See accompanying notes to Consolidated Financial Statements.

GCM Grosvenor Inc.
Consolidated Statements of Income (Loss)
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues
Management fees	$401,648	$375,444	$367,242
Incentive fees	106,237	64,903	75,167
Other operating income	6,127	4,652	4,121
Total operating revenues	514,012	444,999	446,530
Expenses
Employee compensation and benefits	336,236	356,044	277,311
General, administrative and other	104,296	100,801	88,907
Total operating expenses	440,532	456,845	366,218
Operating income (loss)	73,480	(11,846)	80,312
Investment income	15,589	11,640	10,108
Interest expense	(24,160)	(23,745)	(23,314)
Other income	1,334	1,008	1,436
Change in fair value of warrant liabilities	(16,079)	1,429	20,551
Net other income (expense)	(23,316)	(9,668)	8,781
Income (loss) before income taxes	50,164	(21,514)	89,093
Provision for income taxes	13,560	7,692	9,611
Net income (loss)	36,604	(29,206)	79,482
Less: Net income attributable to noncontrolling interests in subsidiaries	2,545	5,033	6,823
Less: Net income (loss) attributable to noncontrolling interests in GCMH	15,364	(47,013)	52,839
Net income attributable to GCM Grosvenor Inc.	$18,695	$12,774	$19,820

Earnings (loss) per share of Class A common stock:
Basic	$0.42	$0.30	$0.45
Diluted	$0.03	$(0.28)	$0.28
Weighted average shares of Class A common stock outstanding :
Basic	44,741,336	43,198,517	43,872,300
Diluted	190,590,041	187,433,763	188,567,992
See accompanying notes to Consolidated Financial Statements.

GCM Grosvenor Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$36,604	$(29,206)	$79,482
Other comprehensive income (loss), net of tax:
Net change in cash flow hedges	(3,464)	(7,324)	32,752
Foreign currency translation adjustment	(1,236)	(352)	(2,083)
Total other comprehensive income (loss)	(4,700)	(7,676)	30,669
Comprehensive income (loss) before noncontrolling interests	31,904	(36,882)	110,151
Less: Comprehensive income attributable to noncontrolling interests in subsidiaries	2,545	5,033	6,823
Less: Comprehensive income (loss) attributable to noncontrolling interests in GCMH	11,644	(53,223)	78,405
Comprehensive income attributable to GCM Grosvenor Inc.	$17,715	$11,308	$24,923
See accompanying notes to Consolidated Financial Statements.

GCM Grosvenor Inc.
Consolidated Statements of Equity (Deficit)
(In thousands)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Noncontrolling Interest in GCMH	Total Equity (Deficit)
Balance at December 31, 2021	$4	$14	$1,501	$(26,222)	$(1,007)	$96,687	$(126,778)	$(55,801)

Capital contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	1,789	—	1,789
Capital distributions paid to noncontrolling interests	—	—	—	—	—	(37,399)	—	(37,399)
Repurchase of Class A common stock	—	—	(5,906)	(132)	—	—	(20,353)	(26,391)
Settlement of equity-based compensation in satisfaction of withholding tax requirements	—	—	(1,464)	—	—	—	(4,981)	(6,445)
Partners’ distributions	—	—	—	—	—	—	(118,349)	(118,349)
Deemed contributions	—	—	—	—	—	—	31,811	31,811
Net change in cash flow hedges	—	—	—	—	5,589	—	27,163	32,752
Translation adjustment	—	—	—	—	(486)	—	(1,597)	(2,083)
Equity-based compensation	—	—	5,841	—	—	—	19,583	25,424
Declared dividends	—	—	—	(18,824)	—	—	—	(18,824)
Deferred tax and other tax adjustments			28	—		—	—	28
Equity reallocation between controlling and non-controlling interests	—	—	—	1,424	—	—	(1,424)	—
Net income	—	—	—	19,820	—	6,823	52,839	79,482
Balance at December 31, 2022	$4	$14	$—	$(23,934)	$4,096	$67,900	$(142,086)	$(94,006)

See accompanying notes to Consolidated Financial Statements.

GCM Grosvenor Inc.
Consolidated Statements of Equity (Deficit) — (Continued)
(In thousands)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Noncontrolling Interest in GCMH	Total Equity (Deficit)
Balance at December 31, 2022	$4	$14	$—	$(23,934)	$4,096	$67,900	$(142,086)	$(94,006)

Capital contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	2,255	—	2,255
Capital distributions paid to noncontrolling interests in subsidiaries	—	—	—	—	—	(15,431)	—	(15,431)
Repurchase of Class A common stock	—	—	(1,003)	—	—	—	(3,475)	(4,478)
Settlement of equity-based compensation in satisfaction of withholding tax requirements	—	—	(2,307)	—	—	—	(7,912)	(10,219)
Partners’ distributions	—	—	—	—	—	—	(58,278)	(58,278)
Deemed contributions	—	—	—	—	—	—	103,934	103,934
Net change in cash flow hedges	—	—	—	—	(1,387)	—	(5,937)	(7,324)
Translation adjustment	—	—	—	—	(79)	—	(273)	(352)
Equity-based compensation, equity-classified awards	—	—	4,862	—	—	—	16,744	21,606
Declared dividends	—	—	—	(20,114)	—	—	—	(20,114)
Deferred tax and other tax adjustments	—	—	384	—	—	—	—	384
Equity reallocation between controlling and non-controlling interests	—	—	—	(944)	—	—	944	—
Net income (loss)	—	—	—	12,774	—	5,033	(47,013)	(29,206)
Balance at December 31, 2023	$4	$14	$1,936	$(32,218)	$2,630	$59,757	$(143,352)	$(111,229)

See accompanying notes to Consolidated Financial Statements.

GCM Grosvenor Inc.
Consolidated Statements of Equity (Deficit) — (Continued)
(In thousands)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Noncontrolling Interests in GCMH	Total Equity (Deficit)
Balance at December 31, 2023	$4	$14	$1,936	$(32,218)	$2,630	$59,757	$(143,352)	$(111,229)

Capital contributions from noncontrolling interest in subsidiaries	—	—	—	—	—	1,869	—	1,869
Capital distributions paid to noncontrolling interest in subsidiaries	—	—	—	—	—	(11,938)	—	(11,938)
Settlement of equity-based compensation in satisfaction of withholding tax requirements	—	—	(2,967)	—	—	—	(9,780)	(12,747)
Partners’ distributions	—	—	—	—	—		(69,627)	(69,627)
Deemed contributions	—	—	—	—	—	—	72,068	72,068
Net change in cash flow hedges	—	—	—	—	(693)	—	(2,771)	(3,464)
Translation adjustment	—	—	—	—	(287)	—	(949)	(1,236)
Equity-based compensation, equity-classified awards	—	—	7,275	—	—	—	24,091	31,366
Declared dividends	—	—	—	(21,513)	—	—	—	(21,513)
Deferred tax and other tax adjustments	—	—	(492)	—	—	—	—	(492)
Equity reallocation between controlling and non-controlling interests	—	—	—	(4)	—	—	4	—
Net income (loss)	—	—	—	18,695	—	2,545	15,364	36,604
Balance at December 31, 2024	$4	$14	$5,752	$(35,040)	$1,650	$52,233	$(114,952)	$(90,339)

See accompanying notes to Consolidated Financial Statements.

GCM Grosvenor Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income (loss)	$36,604	$(29,206)	$79,482
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	3,320	2,696	3,856
Equity-based compensation, equity-classified awards	31,366	21,606	25,424
Deferred income tax expense	7,761	2,826	5,843
Other non-cash compensation	558	1,157	1,336
Partnership interest-based compensation	72,068	103,934	31,811
Amortization of debt issuance costs	902	1,100	1,111
Amortization of terminated swap	(7,604)	(6,703)	4,171
Proceeds received for terminated interest rate derivatives	—	—	40,344
Loss on extinguishment of debt	157	—	—
Change in fair value of warrants liabilities	16,079	(1,429)	(20,551)
Change in payable to related parties pursuant to tax receivable agreement	859	1,583	(729)
Proceeds received from investments	13,089	10,485	21,771
Non-cash investment income	(15,589)	(11,640)	(10,108)
Non-cash lease expense	5,589	6,911	3,856
Other	519	513	87
Change in assets and liabilities:
Management fees receivable	(3,438)	(6,207)	2,803
Incentive fees receivable	(30,975)	(10,893)	75,123
Due from related parties	900	(462)	(1,342)
Other assets	(3,500)	2,344	(1,061)
Accrued compensation and employee related obligations	13,170	8,222	(40,202)
Lease liabilities	4,221	(7,022)	(5,512)
Accrued expenses and other liabilities	2,718	2,250	(1,000)
Net cash provided by operating activities	148,774	92,065	216,513
Cash flows from investing activities
Purchases of premises and equipment	(16,729)	(3,763)	(782)
Contributions/subscriptions to investments	(26,241)	(27,635)	(29,436)
Distributions from investments	11,136	12,558	20,145
Net cash used in investing activities	(31,834)	(18,840)	(10,073)
Cash flows from financing activities
Capital contributions received from noncontrolling interest	1,869	2,255	1,789
Capital distributions paid to partners and member	(69,627)	(58,278)	(118,349)
Capital distributions paid to the noncontrolling interest	(12,389)	(15,431)	(37,399)
Proceeds from senior loan issuance	50,000	—	—
Principal payments on senior loan	(3,190)	(4,000)	(4,000)
Debt issuance costs	(556)	—	—
Payments to repurchase Class A common stock	—	(4,478)	(26,391)
Payments to repurchase warrants	—	—	(2,569)
Settlement of equity-based compensation in satisfaction of withholding tax requirements	(12,747)	(10,219)	(6,445)
Dividends paid	(20,549)	(20,321)	(18,432)
Payments to related parties, pursuant to tax receivable agreement	(3,189)	(3,190)	(3,271)
Net cash used in financing activities	(70,378)	(113,662)	(215,067)
Effect of exchange rate changes on cash	(1,462)	(372)	(2,395)
Net increase (decrease) in cash and cash equivalents	$45,100	$(40,809)	$(11,022)
Cash and cash equivalents
Beginning of year	44,354	85,163	96,185
End of year	$89,454	$44,354	$85,163

GCM Grosvenor Inc.
Consolidated Statements of Cash Flows — (Continued)
(In thousands)

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$32,266	$30,025	$18,411
Cash paid during the year for income taxes, net	$5,016	$3,446	$8,543
Supplemental disclosure of cash flow information from operating activities
Non-cash right-of-use assets obtained in exchange for new and amended operating leases	$9,075	$34,116	$693
Non-cash adjustment to operating lease right-of-use assets from lease modification	$(790)	$(836)	$—
Supplemental disclosure of cash flow information from investing activities
Non-cash premises and equipment additions in accrued expenses and other liabilities	$781	$693	$—
Supplemental disclosure of non-cash information from financing activities
Deemed contributions from GCMH Equityholders	$72,068	$103,934	$31,811
Establishment of deferred tax assets, net related to non-cash activities	$(492)	$384	$28
See accompanying notes to Consolidated Financial Statements.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)
1. Organization
GCM Grosvenor Inc. (“GCMG”) and its subsidiaries including Grosvenor Capital Management Holdings, LLLP (the “Partnership” or “GCMH” and collectively, the “Company”), provide comprehensive investment solutions to institutional and individual clients who seek allocations to alternative investments such as absolute return strategies, private equity, real estate, infrastructure and alternative credit. The Company collaborates with its clients to construct investment portfolios across one or more investment strategies in the private and public markets, often customized to meet their specific objectives. The Company also offers specialized funds which span the alternatives investing universe and are developed to meet broad market demands for strategies and risk-return objectives.
The Company, through its subsidiaries acts as the investment adviser, general partner or managing member to customized funds and specialized funds (collectively, the “GCM Funds”).
GCMG was incorporated on July 27, 2020 under the laws of the State of Delaware for the purpose of consummating the Transaction as described below and merging with CF Finance Acquisition Corp. (“CFAC”), which was incorporated on July 9, 2014 under the laws of the State of Delaware. GCMG owns all of the equity interests of GCM Grosvenor Holdings, LLC (“IntermediateCo”), formerly known as CF Finance Intermediate Acquisition, LLC until November 18, 2020, which is the general partner of GCMH subsequent to the Transaction. GCMG’s ownership (through IntermediateCo) of GCMH as of December 31, 2024 and December 31, 2023 was approximately 23.7% and 23.0%, respectively.
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
The Company was an “emerging growth company” (“EGC”), as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), following the consummation of the merger of CFAC and the Company. The Company elected to use this extended transition period for complying with new or revised accounting standards pursuant to Section 102(b)(1) of the JOBS Act that have different effective dates for public and private companies, however, as of December 31, 2023, the Company no longer qualified as an EGC. Therefore, the Company was no longer able to take advantage of the extended transition period for adopting new or revised accounting standards for periods ended on or after December 31, 2023.

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
For entities that are determined to be VIEs, the Company consolidates those entities where it has concluded it is the primary beneficiary. The Company is determined to be the primary beneficiary if it holds a controlling financial interest which is defined as possessing (a) the power to direct the activities that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. In evaluating whether the Company is the primary beneficiary, the Company evaluates its economic interests in the entity held directly and indirectly by the Company.
The Company determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders that conclusion continuously. At each reporting date, the Company assesses whether it is the primary beneficiary and will consolidate or deconsolidate accordingly. Refer to Note 9 for additional information on the Company’s VIEs.
Entities that do not qualify as VIEs are assessed for consolidation as voting interest entities. Under the voting interest entity model, the Company consolidates those entities it controls through a majority voting interest.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and short-term, highly liquid money market funds with original maturities of three months or less. In circumstances when Federal Deposit Insurance Corporation insured limits are exceeded, the risk of default depends on the creditworthiness of the counterparties to each of these transactions. Interest earned on cash and cash equivalents of $2.7 million, $2.0 million and $0.8 million during the years ended December 31, 2024, 2023 and 2022, respectively, are recorded within other expense in the Consolidated Statements of Income (Loss). As of December 31, 2024 and 2023, the Company held $18.5 million and $20.2 million, respectively, of foreign cash included within cash and cash equivalents in the Consolidated Statements of Financial Condition.

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
The Company earns fees denominated in several different foreign currencies. Corresponding transaction gains or losses are recognized in other expense in the Consolidated Statements of Income (Loss).
Management Fees and Incentive Fees Receivables
Management fees and incentive fees receivables are equal to contractual amounts reduced for allowances, including expected credit losses, if applicable. The Company considers fees receivable to be fully collectible; accordingly, minimal to no allowance for credit losses has been established as of December 31, 2024 and 2023. The Company’s management fees and incentive fees receivables are predominantly with its investments funds, which have low risk of credit loss based on the Company’s historical experience. Historical experience may be adjusted for current conditions and forecasts, including the Company’s expectation of near-term realizations. Allowances are charged directly to general, administrative and other in the Consolidated Statements of Income (Loss).
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
Leases
The Company’s leases primarily consist of operating lease agreements for office space in various countries around the world, including for its headquarters in Chicago, Illinois. The Company accounts for its ROU assets and lease liabilities under Accounting Standards Codification (“ASC”) 842, Leases. ROU assets and lease liabilities are recorded on the Consolidated Statements of Financial Condition for all operating leases with initial terms exceeding one year. Lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s remaining minimum lease obligations. The Company made a permitted accounting policy election not to apply the ROU model to short-term leases, which are defined as leases with initial terms of one year or less.
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
The Company performed an annual assessment of its goodwill on October 1, 2024 and 2023 and did not identify any impairment.
Public and Private Warrants
The Company evaluated the public and private warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified as equity (deficit) in the Consolidated Statements of Financial Condition. Specifically, the exercise of the public and private warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of the Company’s Class A shareholders. Because such a tender offer may not result in a change in control and trigger cash settlement and the Company does not control the occurrence of such event, the Company concluded that the public warrants and private warrants do not meet the conditions to be classified as equity (deficit) in the Consolidated Statements of Financial Condition. Since the public and private warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities in the Consolidated Statements of Financial Condition at fair value upon the closing of the Transaction in accordance with ASC 820, Fair Value Measurement, with subsequent changes in their respective fair values recorded in the change in fair value of warrant liabilities within the Consolidated Statements of Income (Loss) at each reporting date.
Noncontrolling Interests
For entities that are consolidated, but not 100% owned, a portion of the income or loss and equity is allocated to owners other than the Company. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included within noncontrolling interests in the Consolidated Financial Statements.
Noncontrolling interests is presented as a separate component of equity (deficit) in the Consolidated Statements of Financial Condition. Net income includes the net income attributable to the holders of noncontrolling interests in the Consolidated Statements of Income (Loss). Profits and losses, other than profit interest expense, are allocated to noncontrolling interest in proportion to their relative ownership interests.
Revenue Recognition
Contracts which earn the Company management fees and incentive fees are evaluated as contracts with customers under ASC 606, Revenue from Contracts with Customers, for the services further described below. Under ASC 606, the Company is required to (a) identify the contract(s) with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract, and (e) recognize revenue when (or as) the Company satisfies its performance obligation.
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
Certain agreements contain a requirement to return management fees for commitments left unfunded at the termination of the GCM Fund’s life. As of December 31, 2024 and December 31, 2023, deferred revenue of $3.7 million and $3.2 million, respectively, relating to the portion of the fees collected that the Company views as probable of being returned based on the Company’s investing experience, was recorded within accrued expenses and other liabilities in the Consolidated Statements of Financial Condition.
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
The Company may pay on behalf of and seek reimbursement from GCM Funds for certain professional fees and administrative or other fund expenses that the Company arranges for the GCM Funds. The Company concluded that the nature of its promise is to arrange for the services to be provided and it does not control the services provided by third parties before they are transferred to the customer. As a result, the Company is acting in the capacity of an agent to the GCM Funds and the reimbursement for these professional fees paid on behalf of the investment funds is presented on a net basis. Accordingly, outstanding amounts related to these disbursements are recorded within due from related parties in the Consolidated Statements of Financial Condition.

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
Agreements generally include a clawback provision that, if triggered, would require the Company to return up to the cumulative amount of carried interest distributed, typically net of tax, upon liquidation of those funds, if the aggregate amount paid as carried interest exceeds the amount actually due based upon the aggregate performance of each fund. Accordingly, the amount of carried interest, typically net of tax, that the Company would be required to return if all remaining investments had no value as of the end of each reporting period is deferred at each reporting period. As of December 31, 2024 and December 31, 2023, deferred revenue relating to constrained realized carried interest of $6.0 million and $5.6 million respectively, was recorded within accrued expenses and other liabilities in the Consolidated Statements of Financial Condition.
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

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

Management and incentive fee revenue in the Consolidated Statements of Income (Loss) is recorded on a gross basis. Expenses pursuant to the revenue sharing arrangements in connection with these distribution agreements of $5.5 million, $5.5 million and $5.7 million for the years ended December 31, 2024, 2023 and 2022, respectively, were recorded within general, administrative and other in the Consolidated Statements of Income (Loss).
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
For certain GCM Funds, realized carried interest is subject to clawback. Although the Company defers the portion of realized carried interest not meeting the criteria for revenue recognition, accruing an expense for amounts due to employees and former employees is based upon when it becomes probable and reasonably estimable that carried interest has been earned and therefore a liability has been incurred. As a result, the recording of an accrual for amounts due to employees and former employees generally precedes the recognition of the related carried interest revenue. The Company withholds a portion of the amounts due to employees and former employees as a reserve against contingent repayments to the GCM Funds. As of December 31, 2024 and 2023, an accrual of $10.6 million and $12.7 million, respectively, relating to amounts withheld was recorded within accrued compensation and employee related obligations in the Consolidated Statements of Financial Condition.
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
A partnership interest award is accounted for based on its substance. A partnership interest award that is in substance a profit-sharing arrangement or performance bonus would generally not be within the scope of the stock-based compensation guidance and would be accounted for under the guidance for deferred compensation plans, similar to a cash bonus. However, if the arrangement has characteristics more akin to the risks and rewards of equity ownership, the arrangement would be

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

accounted for under stock-based compensation guidance. Since payments or settlements of partnership interest awards are made by GCMH Equityholders, the Company records a non-cash profits interest compensation charge and an offsetting deemed contribution to equity (deficit).
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

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

Segments
Management has determined the Company consists of a single operating and reportable segment. This is consistent with how the chief operating decision maker, who is the Chief Executive Officer, allocates resources and assesses performance.
Concentrations of Risk
The Company has a client base that is diversified across a range of different types of institutional clients and individual investors. The institutional client base consists primarily of public, corporate and Taft-Hartley pension funds as well as banks, insurance companies, sovereign entities, foundations and endowments. The client base is also geographically diversified with concentrations in North America, Asia, the Middle East, Europe, and Australia.
Long-lived assets attributed to locations outside of the U.S. are immaterial.
Recently Issued Accounting Standards
Recently Issued Accounting Standards - Adopted in Current Reporting Period
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 scopes in entities with a single reportable segment and requires those entities to provide all disclosures required in Topic 280, requires that current annual disclosures about a reportable segment’s profit or loss and assets also be provided in interim periods, and requires other various new disclosures. Enhanced reporting requirements for all entities includes disclosure of (1) significant segment expenses, (2) the title and position of the chief operating decision maker (the “CODM”) and (3) how the CODM uses disclosed measure(s) of a segment’s profit or loss in assessing segment performance and allocating resources. This guidance is effective for public entities for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. Companies are required to apply the amendments retrospectively to all prior periods presented in the financial statements and early adoption is permitted. The Company adopted this standard on December 31, 2024 on a retrospective basis, and, as a result, the Company included Note 21 to the Consolidated Financial Statements. Adoption of ASU 2023-07 did not have an impact on the Consolidated Statements of Financial Condition, Consolidated Statements of Comprehensive Income (Loss), or Consolidated Statements of Cash Flows.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

3. Revenues
For the years ended December 31, 2024, 2023 and 2022, management fees and incentive fees consisted of the following:

	Year Ended December 31,
Management fees	2024	2023	2022
Management fees, net	$386,954	$360,888	$356,401
Fund expense reimbursement revenue	14,694	14,556	10,841
Total management fees	$401,648	$375,444	$367,242

	Year Ended December 31,
Incentive fees	2024	2023	2022
Performance fees	$55,323	$15,313	$2,623
Carried interest	50,914	49,590	72,544
Total incentive fees	$106,237	$64,903	$75,167
The Company recognized revenues during the years ended December 31, 2024, 2023 and 2022 of $1.2 million, $0.5 million and $0.4 million, respectively, that were previously received and deferred at the beginning of the respective periods.
4. Investments
Investments consist of the following:

	As of December 31,
	2024	2023
Equity method investments	$245,567	$228,822
Other investments	12,240	11,380
Total investments	$257,807	$240,202
As of December 31, 2024 and 2023, the Company held investments of $257.8 million and $240.2 million, respectively, of which $49.0 million and $56.1 million were owned by noncontrolling interest holders, respectively. Future net income (loss) and cash flow from investments held by noncontrolling interest holders will not be attributable to the Company.
Equity Method Investments
The summarized financial information of the Company’s equity method investments is as follows:

	As of December 31,
	2024	2023
Total assets	$46,382,280	$42,312,866
Total liabilities	$1,771,980	$1,357,554
Total equity	$44,610,300	$40,955,312

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share amounts and where otherwise noted)

	Year Ended December 31,
	2024	2023	2022
Investment income	$243,222	$187,989	$109,180
Expenses	395,748	347,320	304,908
Net investment loss	(152,526)	(159,331)	(195,728)
Net realized and unrealized gain	2,737,015	1,831,634	1,108,471
Net income	$2,584,489	$1,672,303	$912,743
The Company evaluates each of its equity method investments to determine if any were significant as defined by the SEC. As of December 31, 2024 and 2023, no individual equity method investment held by the Company met the significance criteria. As such, the Company is not required to present separate financial statements for any of its equity method investments.
Other Investments
See Note 5 for fair value disclosures of certain investments held within other investments. The Company holds $0.2 million in held to maturity investments held within other investments.
5. Fair Value Measurements
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis and level of inputs used for such measurements as of December 31, 2024 and 2023:

	Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$43,804	$—	$—	$43,804
Other investments	—	—	11,993	11,993
Total assets	$43,804	$—	$11,993	$55,797

Liabilities
Public warrants	$21,149	$—	$—	$21,149
Private warrants	—	—	1,361	1,361
Interest rate derivatives	—	3,532	—	3,532
Total liabilities	$21,149	$3,532	$1,361	$26,042

	Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$10,282	$—	$—	$10,282
Other investments	—	—	11,192	11,192
Total assets	$10,282	$—	$11,192	$21,474

Liabilities
Public warrants	$6,042	$—	$—	$6,042
Private warrants	—	—	389	389
Interest rate derivatives	—	7,469	—	7,469
Total liabilities	$6,042	$7,469	$389	$13,900

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share amounts and where otherwise noted)
Money Market Funds
Money market funds are valued using quoted market prices and are included in cash and cash equivalents in the Consolidated Statements of Financial Condition.
Interest Rate Derivatives
Management determines the fair value of its interest rate derivative agreements based on the present value of expected future cash flows based on observable future rates applicable to each swap contract using linear interpolation, inclusive of the risk of non-performance, using a discount rate appropriate for the duration. See Note 14 for additional information regarding interest rate derivatives.
Other Investments
Investments in the subordinated notes of a structured alternatives investment solution are not publicly traded and are classified as Level 3. Management determines the fair value of these other investments using a discounted cash flow analysis (“Cash Flow Analysis”), which includes assumptions regarding the expected deployment and realization timing of private investments. The position was classified as Level 3 as of December 31, 2024 and 2023 because of the use of significant unobservable inputs in the Cash Flow Analysis as follows:

	December 31, 2024		December 31, 2023			Impact to Valuation from an Increase in Input(2)
Significant Unobservable Inputs(1)	Range	Weighted Average	Range	Weighted Average
Discount rate(3)	25.8% - 27.8%	26.8%	26.5% - 27.5%	27.0%		Decrease
Expected remaining term (years)	8 – 12	N/A	8 – 12	N/A		Decrease
Expected total value to paid in capital – private assets(4)	1.55x – 2.13x	1.87x	1.55x – 2.05x	1.87x	[5]	Increase
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
(4)Inputs were weighted based on actual and estimated commitments to the respective private asset investments included in the range.
The resulting fair values of $12.0 million and $11.2 million were recorded within investments in the Consolidated Statements of Financial Condition as of December 31, 2024 and 2023, respectively.
The following table presents changes in Level 3 assets measured at fair value for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023
Balance at beginning of period	$11,192	$10,007
Change in fair value	801	1,185
Balance at end of period	$11,993	$11,192
Public Warrants
The public warrants are valued using quoted market prices on the Nasdaq Stock Market LLC under the ticker GCMGW.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share amounts and where otherwise noted)

Private Warrants
The private warrants were classified as Level 3 as of December 31, 2024 and 2023 because of the use of significant unobservable inputs in the valuation, however the overall private warrant valuation and change in fair value are not material to the Consolidated Financial Statements.
The valuations for the private warrants were determined to be $1.51 and $0.43 per unit as of December 31, 2024 and 2023, respectively. The resulting fair values of $1.4 million and $0.4 million were recorded within warrant liabilities in the Consolidated Statements of Financial Condition as of December 31, 2024 and 2023, respectively. See Note 8 for additional information regarding the warrant activity.
The following table presents changes in Level 3 liabilities measured at fair value for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Balance at beginning of period	$389	$475
Change in fair value	972	(86)
Balance at end of period	$1,361	$389
6. Intangible Assets
Intangible assets, net consist of the following:

	As of December 31, 2024
	Gross carrying amount	Accumulated amortization	Net carrying amount
Subject to amortization:
Investment management contracts	$36,190	$(36,190)	$—
Customer relationships	23,518	(22,204)	1,314
Technology	2,030	(2,030)	—
Other	620	(620)	—
	$62,358	$(61,044)	$1,314

	As of December 31, 2023
	Gross carrying amount	Accumulated amortization	Net carrying amount
Subject to amortization:
Investment management contracts	$36,190	$(36,190)	$—
Customer relationships	23,518	(20,891)	2,627
Technology	2,030	(2,030)	—
Other	620	(620)	—
	$62,358	$(59,731)	$2,627
Amortization expense of $1.3 million, $1.3 million and $2.3 million was recognized for the years ended December 31, 2024, 2023 and 2022, respectively.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

The following approximates the future estimated amortization expense relating to intangible assets:

Year Ended December 31,
2025	$1,314
2026	—
2027	—
2028	—
2029	—
Thereafter	—
7. Equity
The Company has one class of preferred stock authorized, three classes of common stock authorized: Class A common stock, Class B common stock and Class C common stock, and warrants. See Note 8 for additional information regarding the warrants. Holders of Class A common stock and Class C common stock vote together as a single class on all matters submitted to the stockholders for their vote or approval, except as required by applicable law.
Preferred Stock
The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.0001 per share. Voting and other rights and preferences may be determined from time to time by the Company’s Board of Directors. As of December 31, 2024 and 2023, there were no shares of preferred stock issued or outstanding.
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

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share amounts and where otherwise noted)
Shares of Class A common stock, Class B common stock and Class C common stock are not subject to any conversion right.
Shares of Common Stock Outstanding
The following table shows a rollforward of the common stock outstanding for the years ended December 31, 2024, 2023 and 2022:

	Class A common stock	Class B common stock	Class C common stock
December 31, 2021	43,964,090	—	144,235,246
Exercise of warrants	30	—	—
Net shares delivered for vested RSUs	1,120,432	—	—
Repurchase of Class A shares	(3,278,337)	—	—
December 31, 2022	41,806,215	—	144,235,246
Net shares delivered for vested RSUs	1,746,537	—	—
Repurchase of Class A shares	(564,189)	—	—
December 31, 2023	42,988,563	—	144,235,246
Net shares delivered for vested RSUs	1,910,683	—	—
December 31, 2024	44,899,246	—	144,235,246
As of December 31, 2024, 309,513 RSUs were vested, but not yet delivered, and are therefore not yet included in outstanding Class A common stock. The delivery of vested RSUs will be reduced by the number of shares withheld to satisfy statutory withholding tax obligations.
Dividends
Dividends are reflected in the Consolidated Statements of Equity (Deficit) when declared by the Board of Directors. The table below summarizes dividends declared during 2024, 2023 and 2022:

Declaration Date	Record Date	Payment Date	Dividend per Common Share
February 10, 2022	March 1, 2022	March 15, 2022	$0.10
May 5, 2022	June 1, 2022	June 15, 2022	$0.10
August 8, 2022	September 1, 2022	September 15, 2022	$0.10
November 7, 2022	December 1, 2022	December 15, 2022	$0.11
Total dividends paid per share, year ended December 31, 2022			$0.41
February 9, 2023	March 1, 2023	March 15, 2023	$0.11
May 9, 2023	June 1, 2023	June 15, 2023	$0.11
August 8, 2023	September 1, 2023	September 15, 2023	$0.11
November 7, 2023	December 1, 2023	December 15, 2023	$0.11
Total dividends paid per share, year ended December 31, 2023			$0.44
February 8, 2024	March 1, 2024	March 15, 2024	$0.11
May 6, 2024	June 3, 2024	June 17, 2024	$0.11
August 7, 2024	September 3, 2024	September 17, 2024	$0.11
November 7, 2024	December 2, 2024	December 16, 2024	$0.11
Total dividends paid per share, year ended December 31, 2024			$0.44
Dividend equivalent payments of $2.1 million and $1.2 million were accrued for holders of RSUs as of December 31, 2024 and 2023, respectively.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share amounts and where otherwise noted)

Stock Repurchase Plan
On August 6, 2021, GCMG’s Board of Directors authorized a stock repurchase plan, which may be used to repurchase shares of the Company’s outstanding Class A common stock and warrants to purchase shares of Class A common stock. Class A common stock and warrants may be repurchased from time to time in open market transactions, in privately negotiated transactions, including with employees or otherwise, pursuant to the requirements of Rule 10b5-1 and Rule 10b-18 of the Exchange Act, as well as to retire (by cash settlement or the payment of tax withholding amounts upon net settlement) equity-based awards granted under our 2020 Incentive Award Plan, as amended and restated (and any successor plan thereto), with the terms and conditions of these repurchases depending on legal requirements, price, market and economic conditions and other factors. The Company is not obligated under the terms of the plan to repurchase any of its Class A common stock or warrants, the program has no expiration date, and the Company may suspend or terminate the program at any time without prior notice. Any shares of Class A common stock and any warrants repurchased as part of this program will be immediately canceled. GCMG’s Board of Directors has made subsequent increases to its original stock repurchase authorization amount for shares and warrants. As of December 31, 2023, the total authorization was $115 million, excluding fees and expenses. On February 8, 2024, GCMG’s Board of Directors increased the firm's existing repurchase authorization by $25 million, from $115 million to $140 million. On February 6, 2025, GCMG’s Board of Directors further increased the firm’s existing repurchase authorization by $50 million, from $140 million to $190 million.
The table below presents information about deemed repurchases for RSUs that were settled in cash, including amounts withheld in connection with the payment of tax withholding obligations. See Note 12 for additional information regarding RSUs.

	Year Ended December 31,
	2024	2023	2022
Deemed repurchases of Class A common stock	3,510,276	3,289,385	740,699
Average cost per deemed repurchase of Class A common stock	$9.44	$7.85	$8.70
Total cost of deemed repurchases	$33,152	$25,835	$6,445
The table below presents information about the repurchase of public warrants, which each entitle the holder to purchase one share of Class A common stock.

	Year Ended December 31,
	2024	2023	2022
Public warrants	—	—	2,812,764
Average cost per warrant	$—	$—	$0.91
Total cost of public warrants repurchases	$—	$—	$2,569
The table below presents information about Class A common stock repurchased on the open market.

	Year Ended December 31,
	2024	2023	2022
Class A common stock	—	564,189	3,278,337
Average cost per share	$—	$7.94	$8.05
Total cost of Class A common stock repurchases	$—	$4,478	$26,391
As of December 31, 2024, the Company had $32.0 million remaining under the stock repurchase plan.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)
8. Warrants
Public Warrants
Each public warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. A warrant holder may exercise its warrants only for a whole number of shares of Class A common stock. This means that only a whole warrant may be exercised at any given time by a warrant holder. The warrants expire 5 years after the consummation of the Transaction, on November 17, 2025, or earlier upon redemption or liquidation.
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
The following table shows a rollforward of the public and private warrants outstanding for the years ended December 31, 2024, 2023 and 2022:

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

	Public Warrants	Private Warrants	Total
December 31, 2021	19,597,764	900,000	20,497,764
Exercises of warrants	(30)	—	(30)
Repurchases	(2,812,764)	—	(2,812,764)
December 31, 2022	16,784,970	900,000	17,684,970
Exercises of warrants	—	—	—
Repurchases	—	—	—
December 31, 2023	16,784,970	900,000	17,684,970
Exercises of warrants	—	—	—
Repurchases	—	—	—
December 31, 2024	16,784,970	900,000	17,684,970
During the year ended December 31, 2022, 30 public warrants were exercised resulting in less than $0.1 million of proceeds. Pursuant to the stock repurchase plan described in Note 7, during the year ended December 31, 2022, we repurchased 2,812,764 public warrants for $2.6 million, or an average of $0.91 per warrant.
9. Variable Interest Entities
The Company consolidates certain VIEs when it is determined that the Company is the primary beneficiary.
The Company holds variable interests in certain entities that are VIEs which are not consolidated, as it is determined that the Company is not the primary beneficiary. The Company’s involvement with such entities is generally in the form of direct equity interests in, and fee arrangements with, the entities in which it also serves as the general partner or managing member. The Company evaluated its variable interests in the VIEs and determined it is not considered the primary beneficiary of the entities primarily because it does not have interests in the entities that could potentially be significant. No reconsideration events that caused a change in the Company’s consolidation conclusions occurred during either the year ended December 31, 2024 or 2023. As of December 31, 2024 and 2023, the total unfunded commitments from the special limited partner and general partners to the unconsolidated VIEs were $51.6 million and $42.1 million, respectively. These commitments are the primary source of financing for the unconsolidated VIEs.
The following table sets forth certain information regarding the VIEs in which the Company holds a variable interest but does not consolidate. The assets recognized on the Company’s Consolidated Statements of Financial Condition relate to the Company’s interests in and management fees, incentive fees and third party costs receivables from these non-consolidated VIEs. The Company’s maximum exposure to loss relating to non-consolidated VIEs as of December 31, 2024 and 2023 were as follows:

	As of December 31,
	2024	2023
Investments	$125,504	$102,109
Receivables	19,126	16,324
Maximum exposure to loss	$144,630	$118,433
The above table includes investments in VIEs which are owned by noncontrolling interest holders of approximately $35.4 million and $30.9 million as of December 31, 2024 and 2023, respectively.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)
10. Premises and Equipment
A summary of premises and equipment as of December 31, 2024 and 2023 is as follows:

	As of December 31,		Estimated Useful Lives
	2024	2023
Furniture, fixtures and leasehold improvements	$47,571	$36,457	3 – 7 years
Office equipment	244	1,063	5 years
Computer equipment and software	10,051	19,615	3 – 5 years
Aircraft	1,550	1,550	5 years
Assets in progress	1,351	3,407
Premises and equipment, at cost	60,767	62,092
Accumulated depreciation and amortization	(38,084)	(54,714)
Premises and equipment, net	$22,683	$7,378
Total depreciation and amortization expense related to premises and equipment of $2.0 million, $1.4 million and $1.5 million was recognized for the years ended December 31, 2024, 2023 and 2022, respectively.
11. Employee Compensation and Benefits
For the years ended December 31, 2024, 2023 and 2022, employee compensation and benefits consisted of the following:

	Year Ended December 31,
	2024	2023	2022
Cash-based employee compensation and benefits	$148,547	$156,153	$160,522
Equity-based compensation	48,158	50,667	30,721
Partnership interest-based compensation	72,068	103,934	31,811
Carried interest compensation	30,450	28,505	41,920
Cash-based incentive fee related compensation	36,455	15,628	11,001
Other non-cash compensation	558	1,157	1,336
Total employee compensation and benefits	$336,236	$356,044	$277,311
Partnership Interest in Holdings, Holdings II and Management LLC
Payments and settlements for partnership interest awards to the employees are made by GCMH Equityholders. As a result, the Company records a non-cash profits interest compensation charge and an offsetting deemed contribution to equity (deficit) to reflect the payments or settlements made or owed by the GCMH Equityholders. Since payments or settlements are made by Holdings, Holdings II and Management LLC, the expense that is pushed down to GCMH and the offsetting deemed contribution are each attributed solely to noncontrolling interests in GCMH. Any liability related to the awards is recognized at Holdings, Holdings II or Management LLC as Holdings, Holdings II or Management LLC is the party responsible for satisfying the obligation, and is not shown in the Company’s Consolidated Financial Statements. The Company has recorded deemed contributions to equity (deficit) from Holdings, Holdings II and Management LLC of $72.1 million, $103.9 million and $31.8 million for the years ended December 31, 2024, 2023 and 2022, respectively, for partnership interest-based compensation expense, which was or will ultimately be paid or settled by Holdings, Holdings II or Management LLC.
GCMH Equityholders have modified awards to certain individuals upon their voluntary retirement or intention to retire as employees. These awards generally include a stated target amount that, upon payment, terminates the recipient’s rights to future distributions and allows for a lump sum buy-out of the awards, at the discretion of the managing member of Holdings, Holdings II, and Management LLC. The awards are accounted for as partnership interest-based compensation at the fair value

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)
of these expected future payments, in the period the employees accepted the offer as there is no continued service required. The Company recognized $18.5 million and $6.3 million in partnership interest-based compensation expense related to award modifications for the years ended December 31, 2024 and 2022, respectively. No partnership interest-based compensation expense related to award modifications was recognized for the year ended December 31, 2023 (other than as discussed for the Holdings Awards below).
The liability associated with awards that contain a stated target has been retained by Holdings as of December 31, 2024 and 2023 and is re-measured at each reporting date, with any corresponding changes in liability being reflected as employee compensation and benefits expense of the Company. No recipients had unvested stated target payments as of either December 31, 2024, 2023 and 2022. The Company recognized partnership interest-based compensation expense of $16.8 million, $21.4 million and $23.1 million for the years ended December 31, 2024, 2023 and 2022, respectively, related to profits interest awards that are in substance profit-sharing arrangements.
GCMH Equityholders Awards
In the year ended December 31, 2022, GCMH Equityholders entered into agreements that will transfer equity ownership between certain existing employee members of the GCMH Equityholders (“GCMH Equityholders Awards”). The GCMH Equityholders Awards will entitle recipients to receive Class A common stock upon vesting. The non-cash awards serve to transfer equity ownership from existing GCMH Equityholders to other existing member employees upon vesting. The GCMH Equityholders Awards do not dilute Class A common stockholders and do not impact cash flows of the Company. The GCMH Equityholders Awards are accounted for under ASC 718, Compensation—Stock Compensation. The awards generally will vest in May 2025 and do not entitle the recipients to dividends or distributions made on Class A common stock during the vesting period. As such, the fair value of the GCMH Equityholders Awards is based on the closing price of Class A common stock on the accounting grant date less the present value of dividends expected to be paid during the vesting period. GCMH Equityholders can settle the awards at various dates after vesting by exchanging outstanding GCMH common units or by otherwise acquiring and delivering Class A common stock, and therefore the vesting of such awards will not dilute Class A common stockholders. The GCMH Equityholders Awards therefore have no economic impact on Class A common stockholders. As such, the expense that is pushed down to GCMH and the offsetting deemed contribution are each attributed solely to noncontrolling interests in GCMH, consistent with the accounting for payments to employees described above. The GCMH Equityholders Awards of 7,169,415 units had an aggregate grant date fair value of $53.4 million, or an average grant date fair value of $7.45 per unit. The Company recognized partnership interest-based compensation expense related to the GCMH Equityholders Awards of $21.9 million, $21.9 million, and $2.4 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, total unrecognized compensation expense related to unvested GCMH Equityholders Awards was $7.2 million and is expected to be recognized over the remaining weighted average period of 0.3 years.
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

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)
The Holdings Awards had an aggregate grant date fair value of $155.5 million, which was partially offset when recognized in expense by $80.0 million target amounts reversed during the year ended December 31, 2023. The fair value of the Holdings Awards was determined by a third-party valuation firm utilizing a discounted cash flow analysis for the minimum allocable share and a Monte Carlo simulation valuation model for the profits interest with respect to net sale proceeds from dispositions of Holdings properties after the threshold distributions. Significant valuation inputs and assumptions included Holdings projected financial information and distributions, an estimated 10 year holding period, a 15.4% cost of equity, a 13.0% weighted average cost of capital, a 35% volatility assumption, the likelihood of a defined conversion event, a 40% discount for lack of marketability, and the fair value of reference properties that determine the threshold distributions for the profits interest with respect to net sale proceeds. The resulting fair value of the Holdings Awards is pushed down from Holdings to the Company and recorded as compensation expense. A portion of the Holdings Awards were vested upon grant, resulting in immediate expense recognition. The Company recognized partnership interest-based compensation expense related to the Holdings Awards of $14.9 million and $60.6 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, all compensation related to the Holdings Awards has been recognized.
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
In the year ended December 31, 2024, the Company granted 2.0 million equity-classified RSUs and 3.0 million liability-classified RSUs with aggregate grant date fair values of $17.7 million and $29.6 million, respectively, to certain employees.
Liability-classified RSUs are either classified as liabilities because they are required to be settled in cash or because the Company has the right to and intends to (as of the grant date or December 31, 2024, as applicable) settle the RSUs partially or wholly in cash. During the year ended December 31, 2024, the Company reclassified 2.0 million RSUs from liability-classified to equity-classified based on management’s intent to settle (or actual settlement of) the awards in shares of Class A common stock. The majority of liability-classified awards outstanding at December 31, 2024 were granted in October 2024 and vest on March 1, 2025.
Other than RSUs granted in October 2024, outstanding awards generally vest either (a) one-third at the grant date with the remainder over two years in equal annual installments or (b) over a one to three year period. Upon delivery, the Company may withhold the number of shares to satisfy the statutory withholding tax obligation and deliver the net number of resulting shares vested.

GCM Grosvenor Inc.

Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

See Note 11 for additional information regarding GCMH Equityholders Awards and Holdings Awards.
A summary of non-vested equity-classified RSU activity for the year ended December 31, 2024 is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of December 31, 2023	2,164,163	$8.51
Granted	2,044,825	8.66
Reclassified from liability-classified RSUs	1,976,452	8.10
Vested	(2,768,356)	8.44
Forfeited	(166,016)	8.85
Balance as of December 31, 2024	3,251,068	$8.40
A summary of non-vested liability-classified RSU activity for the year ended December 31, 2024 is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of December 31, 2023	3,550,186	$7.73
Granted	2,972,068	9.95
Reclassified to equity-classified RSUs	(1,976,452)	8.10
Vested	(2,693,675)	7.98
Forfeited	(38,878)	11.26
Balance as of December 31, 2024	1,813,249	$10.50
The total grant-date fair value of RSUs that vested during the years ended December 31, 2024, 2023 and 2022 was $44.9 million, $51.0 million and $24.2 million, respectively. For the years ended December 31, 2024, 2023 and 2022, $48.2 million, $50.7 million and $30.7 million, respectively, of compensation expense related to RSUs was recorded within employee compensation and benefits in the Consolidated Statements of Income (Loss). As of December 31, 2024, total unrecognized compensation expense related to non-vested RSUs was $28.1 million and is expected to be recognized over the remaining weighted average period of 1.8 years.
The total tax benefit recognized related to the delivered RSUs for the years ended December 31, 2024, 2023 and 2022, was $3.0 million, $2.2 million and $0.9 million, respectively.
On January 15, 2025, the Company granted 0.6 million liability-classified RSUs that vest on April 15, 2025.
13. Debt
The table below summarizes the outstanding debt balance as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023
Senior loan	$435,810	$389,000
Less: debt issuance costs	(3,771)	(4,273)
Total debt	$432,039	$384,727

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

Maturities of debt for the next five years and thereafter are as follows:

Year Ended December 31,
2025	4,380
2026	4,380
2027	4,380
2028	4,380
2029	4,380
Thereafter	413,910
Total	$435,810
Senior Loan
On January 2, 2014, the Company entered into a senior secured term loan facility (“Senior Loan”) which was subsequently amended through several debt modifications.
In 2021, the Company amended its Senior Loan to extend the maturity date to February 24, 2028 and increased the aggregate principal amount thereunder to $400.0 million (“2028 Term Loans”).
Through June 30, 2023, the 2028 Term Loans had an interest rate margin of 2.50% over the LIBOR, subject to a 0.50% LIBOR floor. On June 29, 2023, the Company entered into Amendment No. 7 to the Credit Agreement to incorporate changes for the contemplated transition to the Term Secured Overnight Financing Rate (“Term SOFR”), and on July 1, 2023, in conjunction with a Benchmark Transition Event, the interest rate margin and floor defaulted to the Term SOFR plus a Benchmark Replacement Adjustment of 0.11% as recommended by the Relevant Governmental Body (all terms as defined in the Amended Credit Agreement).
On May 21, 2024, the Company entered into Amendment No. 8 to the Credit Agreement to, among other things, increase and extend the maturity of the 2028 Term Loans. The amendment increased the aggregate principal amount from $388.0 million to $438.0 million, extended the maturity date from February 24, 2028 to February 25, 2030 (as increased and extended, the “2030 Term Loans”), decreased the interest rate margin to 2.25% over Term SOFR, and removed the Benchmark Replacement Adjustment of 0.11%. The 2030 Term Loans continue to be subject to a 0.50% SOFR floor. As a result of the amendment and extension, the Company capitalized $0.4 million of debt issuances costs related to payments to lenders, which is recorded within debt in the Consolidated Statements of Financial Condition, and expensed $3.0 million of third-party costs which is recorded within general, administrative and other in the Consolidated Statements of Income (Loss) for the year ended December 31, 2024. In addition, the Company recorded an expense of $0.2 million related to the partial extinguishment of certain lenders, which is recorded within other income (expense) in the Consolidated Statements of Income (Loss) for the year ended December 31, 2024.
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
In addition to the scheduled principal repayments, the Company is required to offer to make prepayments of Consolidated Excess Cash Flow (“Cash Flow Payments”) no later than five days following the date the quarterly financial statements are due if the leverage ratio exceeds certain thresholds in the Amended Credit Agreement No. 8. The Cash Flow Payments were calculated as defined in the Senior Loan agreement based on a percentage of calculated excess cash. During the years ended December 31, 2024, 2023 and 2022, the Company was not required to offer to make any Cash Flow Payments.
As of December 31, 2024 and 2023, $435.8 million and $389.0 million of 2028 Term Loans were outstanding, respectively, with weighted average interest rates of 7.54% and 7.59% for the years ended December 31, 2024 and 2023, respectively.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

Under the credit and guaranty agreement governing the terms of the Senior Loan, the Company must maintain certain leverage and interest coverage ratios. The credit and guaranty agreement also contains other covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur debt and restrict the Company and its subsidiaries ability to merge or consolidate, or sell or convey all or substantially all of the Company’s assets. As of December 31, 2024 and 2023, the Company was in compliance with all covenants.
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
Credit Facility
Concurrent with the issuance of the Senior Loan, the Company entered into a $50.0 million revolving credit facility (“Credit Facility”). The Credit Facility maturity date was extended from February 24, 2026 to February 24, 2028 as part of Amendment No. 8 to the Credit Agreement, and carries an unused commitment fee of up to 0.50% per annum. There were no outstanding borrowings related to the Credit Facility as of each of December 31, 2024 and 2023.
Other
Certain subsidiaries of the Company agree to jointly and severally guarantee, as primary obligors and not merely as surety guarantees, the obligations of their parent entity, GCMH.
Amortization of deferred debt issuance costs was $0.9 million, $1.1 million and $1.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. These amounts are recorded within interest expense in the Consolidated Statements of Income (Loss).
The carrying value of the Senior Loan, excluding the unamortized debt issuance costs presented as a reduction to the principal balance approximated the fair value as of December 31, 2024 and December 31, 2023. As the Senior Loan was not accounted for at fair value, it was not included in the Company’s fair value hierarchy in Note 5, however had it been included, it would have been classified in Level 2.
14. Interest Rate Derivatives
The Company has entered into various derivative agreements with financial institutions to hedge interest rate risk related to its outstanding debt. The Company had the following interest rate derivatives recorded within accrued expenses and other liabilities as of December 31, 2024 and 2023 in the Consolidated Statements of Financial Condition.

Derivative	Notional Amount	Fair Value as of December 31, 2024	Fair Value as of December 31, 2023	Fixed Rate Paid	Floating Rate Received	Effective Date(3)	Maturity Date
Interest rate swap	$300,000	$(2,291)	$(7,469)	4.37%	1 month Term SOFR(1)(2)	November 2022	February 2028
Interest rate swap	$28,500	$(397)	$—	4.47%	1 month Term SOFR(1)	May 2024	February 2028
Interest rate swap	$317,000	$(844)	$—	4.17%	1 month Term SOFR(1)	February 2028	February 2030
____________
(1)Floating rate received subject to a 0.50% Floor.
(2)Refer to Note 13 regarding the interest rate on the 2028 Term Loans for the July 1, 2023 Benchmark Transition Event. The floating rate received under the interest rate swap also defaulted to Term SOFR plus a Benchmark Replacement Adjustment concurrent with the Benchmark Transition Event.
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

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)
A rollforward of the amounts in accumulated other comprehensive income (loss) (“AOCI”) related to interest rate derivatives designated as cash flow hedges is as follows:

	Year Ended December 31,
	2024	2023	2022
Derivative gain (loss) at beginning of period	$21,806	$29,130	$(3,622)
Amount recognized in other comprehensive income(1)	7,025	1,536	27,285
Amount reclassified from accumulated other comprehensive income (loss) to interest expense	(10,489)	(8,860)	5,467
Derivative gain at end of period	18,342	21,806	29,130
Less: gain attributable to noncontrolling interests in GCMH	15,496	18,267	24,204
Derivative gain at end of period, net	$2,846	$3,539	$4,926
____________
(1)Net of tax provision (benefit) of $(0.2) million, $(0.4) million, and $2.6 million for the years ended December 31, 2024, 2023, and 2022 respectively.
In February 2021, the Company terminated a derivative instrument which was entered into in 2017, and matured in 2023. In October 2022, the Company terminated two derivative instruments that had notional balances of $232 million and $68 million, effective dates that started in 2021, and maturity dates in 2028. The Company received $40.3 million of cash for the fair market value of the interest rate swaps at termination in October 2022. The terminated derivative instrument were determined to be effective cash flow hedges at inception. The amounts previously recorded as a hedge in AOCI related to previously terminated derivative instruments will remain in AOCI and will be recorded in interest expense within the Consolidated Statements of Comprehensive Income (Loss) over the original life of the swaps.
Effective on November 1, 2022, the Company entered into a swap agreement to hedge interest rate risk related to payments made for the 2028 Term Loans that has a notional amount of $300.0 million and a fixed rate of 4.37%. The swap agreement and the 2028 Term Loans had a 0.50% LIBOR floor through June 30, 2023 and defaulted to Term SOFR plus a Benchmark Replacement Adjustment on July 1, 2023 at the Benchmark Transition Event as discussed in Note 13. The swap was determined to be an effective cash flow hedge at inception based on a comparison of critical terms and remained an effective cash flow hedge at and following the Benchmark Transition Event.
Effective on May 31, 2024, the Company entered into a swap agreement to hedge interest rate risk related to payments made for the increase in aggregate principal amount of the 2030 Term Loans that has a notional amount of $28.5 million, and a fixed rate of 4.47%. The swap agreement and 2030 Term Loans have a 0.50% Term SOFR floor. The swap was determined to be an effective cash flow hedge at inception based on a comparison of critical terms.
On May 23, 2024, the Company entered into a forward-starting swap agreement to hedge interest rate risk related to payments made during the extended maturity of the 2030 Term Loans that has an effective date of February 2028, a notional amount of $317.0 million and a fixed rate of 4.17%. The forward-starting swap agreement and 2030 Term Loans have a 0.50% Term SOFR floor. The swap was determined to be an effective cash flow hedge at inception based on a comparison of critical terms.
The Company reclassified $7.6 million, $6.7 million and $4.2 million for the years ended December 31, 2024, 2023 and 2022, respectively, from AOCI to interest expense relating to the derivative instruments terminated that initially qualified for hedge accounting. The net impact of these reclassifications decreased interest expense for each of the years ended December 31, 2024 and 2023, and increased interest expense for year ended December 31, 2022.
The fair values of the interest rate swaps are based on observable market inputs and represent the net amount required to terminate the positions, taking into consideration market rates and non-performance risk. Refer to Note 5 for additional information.
During the next twelve months, the Company expects to reclassify approximately $7.0 million from AOCI to interest expense (which will decrease interest expense), including the ongoing impact of the swap terminations.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

15. Accrued Expenses and Other Liabilities
A summary of accrued expenses and other liabilities as of December 31, 2024 and 2023 is as follows:

	As of December 31,
	2024	2023
Carried interest payable	$338	$332
Deferred revenue	9,761	8,795
Clawback obligation	200	200
Derivative liability	3,532	7,469
Other liabilities	16,866	14,417
Total accrued expenses and other liabilities	$30,697	$31,213
16. Commitments and Contingencies
Leases
The Company has entered into operating lease agreements for office space. The Company leases office space in various countries around the world and maintains its headquarters in Chicago, Illinois, where it leases primary office space. The leases contain rent escalation clauses based on increases in base rent, real estate taxes and operating expenses. When determining the lease term, the Company generally does not include options to renew as it is not reasonably certain at contract inception that the Company will exercise the options. As the implicit rate is not generally readily determinable, the Company uses its incremental borrowing rate to determine the present value of future minimum lease payments.
In June 2023, the Company executed an agreement to lease office space for its New York office. The new space replaced the Company’s prior New York office space. The Company gained access to this space in August 2023 and established the ROU asset and lease liability. Total future lease payments at lease execution were $65.7 million over 16.3 years. The landlord provided a tenant improvement allowance of up to $7.0 million for improvements as specified in the lease. The lease contains rent escalation clauses based on increases in base rent, real estate taxes and operating expenses and a 16 month rent concession.
In January 2024, the Company executed an agreement to lease office space for its United Kingdom office. The new space will replace the Company’s existing United Kingdom office space. The Company gained access to this space in January 2024 and established the ROU asset and lease liability. Total future lease payments at lease execution were $2.7 million over 5.0 years. The lease contains rent escalation clauses based on increases in base rent, real estate taxes and operating expenses and a 10 month rent concession.
In June 2024, the Company executed an amendment to its lease agreement for its Chicago, Illinois office. The amended lease agreement provides access to temporary office space from October 2024 until September 2025, shortens the lease term for certain existing office space from September 2026 to September 2025, which will result in a one-time early termination fee, and extends the lease term of remaining existing office space from September 2026 to September 2037. As a result of the amended lease agreement the Company remeasured the existing ROU asset and lease liability based on the terms of the amended lease agreement. Total future lease payments at lease execution were $17.6 million over 13.2 years, which is net of the landlord provided tenant improvement allowance of up to $8.0 million, as specified in the lease. The lease contains rent escalation clauses based on increases in base rent, real estate taxes and operating expenses and a 12 month rent concession.
The components of operating lease expense recorded within general, administrative and other in the Consolidated Statements of Income (Loss) were as follows:

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

	Years Ended December 31,
	2024	2023	2022
Operating lease cost(1)	$9,904	$8,874	$7,514
Variable lease cost(2)	3,878	4,458	4,112
Less: sublease income	215	179	193
Total lease cost	$13,567	$13,153	$11,433
____________
(1)Includes $0.3 million of short term lease expense for each of the years ended December 31, 2024, 2023, and 2022. For the years ended December 31, 2024 and 2023 includes lease cost for two offices in New York due to the build out of new office space.
(2)Includes common area maintenance charges and other variable costs not included in the measurement of ROU assets and lease liabilities.
The following table summarizes cash flows and other supplemental information related to our operating leases:

	Years Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities(1)	$5,132	$8,613	$8,813
Non-cash ROU assets obtained in exchange for new and extended operating leases	$9,075	$34,116	$693
Weighted average remaining lease term in years	13.7 years	13.1 years	2.9 years
Weighted average discount rate	6.3%	6.1%	4.1%
___________
(1)Excludes $6.3 million of cash received during the year ended December 31, 2024 for lease incentives received related to the New York office lease.
As of December 31, 2024 the maturities of operating lease liabilities were as follows:

Year Ended December 31,
2025	$7,534
2026	5,393
2027	6,770
2028	6,603
2029	5,966
Thereafter	61,457
Total lease payments	$93,723
Less: tenant improvement allowance	(8,706)
Less: imputed interest	(31,141)
Total operating lease liabilities	$53,876
Commitments
The Company owns a 6.25% interest in an aircraft and was required to pay a fixed management fee of $0.3 million per year until 2024. On September 3, 2024, the Company extended its contract for a 6.25% interest in an aircraft until September 3, 2029, and will continue to pay a fixed management fee of $0.3 million per year.
The Company had $90.5 million and $85.6 million of unfunded investment commitments as of December 31, 2024 and 2023, respectively, representing general partner capital funding commitments to several of the GCM Funds.

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
The Company has a sublease agreement with Holdings. Because the terms of the sublease are identical to the terms of the original lease, there is no impact to net income (loss) in the Consolidated Statements of Income (Loss) or Consolidated Statements of Cash Flows.
The Company incurs certain costs, primarily related to accounting, client reporting, investment-decision making and treasury-related expenditures, for which it receives reimbursement from the GCM Funds in connection with its performance obligations to provide investment management services. The Company also incurs certain costs, primarily related to employee benefits and travel, for which it receives reimbursement from Holdings. Due from related parties in the Consolidated Statements of Financial Condition includes net receivables from GCM Funds of $12.6 million and $13.5 million as of December 31, 2024 and 2023, respectively, and from Holdings of less than $0.1 million as of December 31, 2024 and 2023, paid on behalf of affiliated entities that are reimbursable to the Company.
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
From time to time, certain of the Company’s executive officers utilize a private business aircraft, including an aircraft wholly owned or controlled by members of Holdings. Additionally, the Company arranges for the use of the private business aircraft through a number of charter services, including entities predominantly or wholly owned or controlled by members of Holdings. The Company paid, net of reimbursements, approximately $2.1 million, $3.4 million and $2.4 million for the years

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

ended December 31, 2024, 2023 and 2022, respectively, to utilize aircraft and charter services wholly owned or controlled by members of Holdings, which is recorded within general, administrative and other in the Consolidated Statements of Income (Loss).
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
18. Income Taxes
The provision for income taxes for the years ended December 31, 2024, 2023 and 2022 consist of the following:

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$637	$(282)	$(206)
State and local	3,328	3,309	2,137
Foreign	1,834	1,839	1,837
Total current provision for income taxes	$5,799	$4,866	$3,768
Deferred:
Federal	$5,945	$3,730	$4,208
State and local	1,293	(886)	1,838
Foreign	523	(18)	(203)
Total deferred income taxes expense	7,761	2,826	5,843
Total provision for income taxes	$13,560	$7,692	$9,611
A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Statutory U.S. federal income tax rate	21%	21%	21%
State and local income taxes	7%	(17)%	3%
Impact of noncontrolling interests	(9)%	(37)%	(15)%
Foreign income taxes	4%	(8)%	2%
Change in tax rates	(1)%	6%	1%
Change in unrecognized tax benefits	2%	—%	—%
Provision-to-return adjustments	—%	2%	—%
Change in fair value of warrant liabilities	6%	1%	(2)%
Change in valuation allowance	(4)%	(4)%	2%
Tax receivable agreement liability expense	—%	(2)%	—%
Other	1%	2%	(1)%
Effective income tax rate	27%	(36)%	11%

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

Details of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
	2024	2023
Investment in GCMH	$93,045	$92,656
Unrealized losses	—	2,437
Intangibles and other	1,111	2,423
Total deferred tax assets before valuation allowance	94,156	97,516
Valuation allowance	(40,869)	(38,122)
Total deferred tax assets	$53,287	$59,394

Right-of-use asset	$(612)	$(1,096)
Unrealized gains	(1,558)	—
Other deferred tax liability	(430)	—
Total deferred tax liabilities(1)	(2,600)	(1,096)

Deferred tax assets, net(2)	$50,687	$58,298
___________
(1)     As of December 31, 2024 and 2023, $2.1 million and $1.1 million of deferred tax liabilities, respectively, were offset and presented within deferred tax asset, net in the Consolidated Statements of Financial Condition as these deferred tax assets and liabilities relate to the same jurisdiction.
(2)     As of December 31, 2024 and 2023, $0.5 million and $0.0 million of deferred tax liabilities are presented within accrued expenses and other liabilities in the Consolidated Statements of Financial Condition
GCMG’s sole material asset is its investment in GCMH, which is treated as a partnership for U.S. federal income tax purposes and for purposes of certain jurisdictional income taxes. GCMH’s net taxable income and any related tax credits are passed through to its partners and are included in the partners’ tax returns, even though such net taxable income or tax credits may not have actually been distributed. While GCMG consolidates GCMH for financial reporting purposes, GCMG will be taxed on its share of earnings of GCMH not attributed to the noncontrolling interest holders, which will continue to bear their share of income tax on allocable earnings of GCMH. The income tax burden on the earnings taxed to the noncontrolling interest holders is not reported by the Company in its consolidated financial statements under GAAP. As a result, the Company’s effective tax rate differs materially from the statutory rate. The primary factors impacting the effective tax rate are the allocation of income (loss) to noncontrolling interest as well as state and foreign income taxes paid at the partnership level that are included in income tax expenses.

GCMG has recorded a valuation allowance of approximately $40.9 million and $38.1 million, an increase of $2.8 million, as of December 31, 2024 and 2023, respectively, which is primarily related to its outside partnership basis of its investment in GCMH for the amount of the deferred tax asset that is not expected to be realized.
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of December 31, 2024, tax years for 2024, 2023, 2022, 2021, and 2020 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2024, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before 2020.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted
For the year ended December 31, 2024, GCMG’s unrecognized tax benefits relating to uncertain tax position, excluding related interest and penalties, consisted of the following:

	Year Ended December 31,
	2024	2023	2022
Unrecognized tax benefits, beginning of period	$—	$—	$—
Gross increases in tax positions in prior periods	—	—	—
Gross decreases in tax positions in prior periods	—	—	—
Gross increases in tax positions in current period	714	—	—
Lapse of statue of limitations	—	—	—
Settlements with taxing authorities	—	—	—
Unrecognized tax benefits, end of period	$714	$—	$—
If the above tax benefits were recognized, the effective income tax rate would be reduced. GCMG recognized interest and penalties accrued related to unrecognized tax benefits as income tax expense. Related to the unrecognized tax benefits, GCMG has accrued interest of $0.3 million as of December 31, 2024. No interest and penalties were accrued as of December 31, 2023.
In December 2021, the Organization for Economic Co-operation and Development (“OECD”) introduced a new global minimum tax of 15% on multi-national entities with global revenues in excess of €750 million, several foreign jurisdictions being effective on January 1, 2024. As of December 31, 2024 and 2023, the Company’s global revenues were below the threshold, and as such, these rules currently do not have an impact on the Company’s Consolidated Financial Statements. The Company will continue to monitor the legislation for potential impacts.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

19. Earnings (Loss) Per Share
The following is a reconciliation of basic and diluted earnings (loss) per share for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Numerator for earnings (loss) per share calculation:
Net income attributable to GCM Grosvenor Inc., basic	$18,695	$12,774	$19,820
Exercise of private warrants	—	—	—
Exercise of public warrants	—	—	—
Exchange of Partnership units	(12,156)	(65,812)	33,209
Net income (loss) attributable to common stockholders, diluted	6,539	(53,038)	53,029

Denominator for earnings (loss) per share calculation:
Weighted-average shares, basic	44,741,336	43,198,517	43,872,300
Exercise of private warrants - incremental shares under the treasury stock method	—	—	—
Exercise of public warrants - incremental shares under the treasury stock method	—	—	—
Exchange of Partnership units	144,235,246	144,235,246	144,235,246
Assumed vesting of RSUs - incremental shares under the treasury stock method	1,613,459	—	460,446
Weighted-average shares, diluted	190,590,041	187,433,763	188,567,992

Basic EPS
Net income attributable to common stockholders, basic	$18,695	$12,774	$19,820
Weighted-average shares, basic	44,741,336	43,198,517	43,872,300
Net income per share attributable to common stockholders, basic	$0.42	$0.30	$0.45

Diluted EPS
Net income (loss) attributable to common stockholders, diluted	$6,539	$(53,038)	$53,029
Weighted-average shares, diluted	190,590,041	187,433,763	188,567,992
Net income (loss) per share attributable to common stockholders, diluted	$0.03	$(0.28)	$0.28
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

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

	Year Ended December 31,
	2024	2023	2022
Public warrants	16,784,970	16,784,970	16,784,970
Private warrants	900,000	900,000	900,000
Unvested RSUs under the treasury stock method	—	808,716	—
20. Regulatory and Net Capital Requirements
We are required to maintain minimum net capital balances for regulatory purposes for certain of our foreign subsidiaries as well as for our U.S. broker-dealer subsidiary. These net capital requirements are met by retaining cash. The Company's U.S. registered broker-dealer is subject to the SEC’s Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, as defined, shall not exceed 15 to 1. As of December 31, 2024, the Company's U.S. registered broker-dealer had net capital, as defined under Rule 15c3-1, of $0.8 million and excess net capital of $0.8 million. The ratio of aggregate indebtedness to net capital was 0.15 to 1. As of December 31, 2024, all regulated entities and the broker-dealer subsidiary are in compliance with regulatory requirements.
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
21. Segments
The Company conducts its operations through a single reportable segment representing the consolidated entity offering comprehensive alternative investment solutions to institutional and individual investors. The single reportable segment earns substantially all its revenue from management fees and incentive fees.
The chief operating decision maker (“CODM”), who is the Chief Executive Officer, manages the Company on a consolidated basis and utilizes Net income (loss) as presented on the Consolidated Statements of Income (Loss) as the primary financial measure used in assessing the performance of the Company, monitoring budget versus actual results and determining discretionary compensation.
The CODM does not review segment assets at a different asset level or category than the Consolidated Statements of Financial Condition.

The following table presents the Company’s segment operating revenue, significant segment expenses, other income, and segment net income (loss) for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Segment operating revenue	$514,012	$444,999	$446,530
Less:
Cash-based employee compensation and benefits	148,547	156,153	160,522
Equity-based compensation	48,158	50,667	30,721
Partnership interest-based compensation	72,068	103,934	31,811
Carried interest compensation	30,450	28,505	41,920
Cash-based incentive fee related compensation	36,455	15,628	11,001
Other non-cash compensation	558	1,157	1,336
General, administrative and other(1)	104,296	100,801	88,907
Investment income	(15,589)	(11,640)	(10,108)
Interest expense	24,160	23,745	23,314
Other income(2)	(1,334)	(1,008)	(1,436)
Change in fair value of warrants	16,079	(1,429)	(20,551)
Provision for income taxes	13,560	7,692	9,611
Segment net income (loss)	$36,604	$(29,206)	$79,482

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—
Consolidated net income (loss)	$36,604	$(29,206)	$79,482
____________
(1)General, administrative and other consists primarily of professional fees, travel and related expenses, IT operations, communications and information services, occupancy, fund expenses, depreciation and amortization, and other costs associated with our operations.
(2)Other income consists primarily of other non-operating items, including write-off of unamortized debt issuance costs due to prepayments and refinancing of debt and interest income.
22. Subsequent Event
On February 6, 2025, GCM Grosvenor’s Board of Directors declared a quarterly dividend of $0.11 per share of Class A common stock to record holders as of the close of business on March 3, 2025. The payment date will be March 17, 2025.

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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.
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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Attestation Report of the Independent Registered Public Accounting Firm
Ernst & Young LLP, our independent registered public accounting firm, has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K and issued its report on the effectiveness of our internal control over financial reporting as of December 31, 2024, which is included in Item 8 herein.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Arrangement
During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
The remaining information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2024.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2024.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2024.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2024.

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
		10-K/A	001-39716	10.10	05/10/21

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.13†	Amendment No. 6, dated as of June 23, 2021, to the Credit Agreement, dated as of January 2, 2014, among Grosvenor Capital Management Holdings, LLLP, as borrower, Grosvenor Holdings, L.L.C., Grosvenor Holdings II, L.L.C., GCM Grosvenor Management, LLC, GCM Grosvenor Holdings, LLC, GCM, L.L.C., the several lenders from time to time parties thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and swingline lender	8-K	001-39716	10.1	06/24/21
10.14†	Amendment No. 7, dated as of June 29, 2023, to the Credit Agreement, dated as of January 2, 2014, among Grosvenor Capital Management Holdings, LLLP, as borrower, Grosvenor Holdings, L.L.C., Grosvenor Holdings II, L.L.C., GCM Grosvenor Management, LLC, GCM Grosvenor Holdings, LLC, GCM, L.L.C., the several lenders from time to time parties thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent	10-Q	001-39716	10.5	08/09/23
10.15†	Amendment No. 8, dated as of May 21, 2024, to the Credit Agreement, dated as of January 2, 2014, among Grosvenor Capital Management Holdings, LLLP, as borrower, Grosvenor Holdings, L.L.C., Grosvenor Holdings II, L.L.C., GCM Grosvenor Management, LLC, GCM Progress Subsidiary LLC, the several lenders from time to time parties thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and swingline lender	8-K	001-39716	10.1	05/22/24
10.16#	Third Amended and Restated Employment Agreement, Dated August 2, 2020, by and Among Michael J. Sacks, Grosvenor Capital Management, L.P. and Grosvenor Capital Management Holdings, LLLP	S-4	333-242297	10.15	09/18/20
10.17#	Amended and Restated Employment and Non-Competition Agreement, Dated July 29, 2020, by and Between Grosvenor Capital Management, L.P. and Jonathan R. Levin	S-4	333-242297	10.16	09/18/20
10.18#	Employment and Protective Covenants Agreement, by and between Sandra Hurse and Grosvenor Capital Management, L.P	S-4	333-242297	10.17	10/05/20
10.19#	Amendment to Employment and Protective Covenants Agreement, by and between Sandra Hurse and Grosvenor Capital Management, L.P.	10-K/A	001-39716	10.18	05/10/21
10.20#	Amended and Restated Employment and Protective Covenants Agreement, by and Between Grosvenor Capital Management, L.P. and Frederick E. Pollock	S-4	333-242297	10.19	10/05/20
10.21#	Amendment to Employment and Protective Covenants Agreement, by and between Frederick E. Pollock and Grosvenor Capital Management, L.P.	10-K/A	001-39716	10.22	05/10/21
10.22#	Second Amendment to Amended and Restated Employment and Protective Covenants Agreement, by and between Frederick E. Pollock and Grosvenor Capital Management, L.P.	10-K/A	001-39716	10.23	05/10/21
10.23#	Second Amended and Restated Employment and Protective Covenants Agreement, by and Between Grosvenor Capital Management, L.P. and Frederick E. Pollock	10-Q	001-39716	10.1	05/10/23

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.24#	Acknowledgement and Agreement, effective as of March 1, 2024, between Frederick E. Pollock and Grosvenor Capital Management, L.P.	10-Q	001-39716	10.1	05/08/24
10.25#	First Amended and Restated Employment and Protective Covenants Agreement, effective January 1, 2021, by and between Grosvenor Capital Management, L.P. and Pamela L. Bentley	8-K	001-39716	10.1	01/04/21
10.26	Form of Subscription Agreement, by and between GCM Grosvenor Inc. and the undersigned subscriber party thereto	10-Q	001-39716	10.1	11/20/20
10.27	Sponsor Support Agreement, dated as of August 2, 2020, by and among CF Finance Acquisition Corp., Grosvenor Capital Management Holdings, LLLP, Grosvenor Holdings, L.L.C. and CF Finance Holdings, LLC	8-K/A	001-38759	10.2	08/04/20
10.28	Forward Purchase Contract, dated December 12, 2018, by and between CF Finance Acquisition Corp. and CF Finance Holdings LLC.	8-K	001-38759	10.4	12/17/18
10.29	Amendment No. 1 to Forward Purchase Contract, dated August 2, 2020, by and between CF Finance Acquisition Corp. and CF Finance Holdings LLC	8-K/A	001-38759	10.1	08/4/20
10.30	Form of Indemnification Agreement	8-K	001-39716	10.5	11/20/20
10.31#	GCM Grosvenor Deferred Compensation Plan	S-4	333-242297	10.20	09/18/20
10.32#	GCM Grosvenor 2018 Asset Pool Award Plan	S-4	333-242297	10.21	09/18/20
10.33#	GCM Grosvenor 2017 Asset Pool Award Plan	S-4	333-242297	10.22	09/18/20
10.34#	GCM Grosvenor Inc. 2020 Incentive Award Plan	S-8	333-251110	99.1	12/04/20
10.35#	Form of Employee Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement pursuant to GCM Grosvenor Inc. 2020 Incentive Award Plan	10-Q	001-39716	10.1	05/10/22
10.36#	Form of Employee Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement pursuant to GCM Grosvenor Inc. 2020 Incentive Award Plan (Settlement Options)	10-Q	001-39716	10.1	11/09/22
10.37#	Form of Non-Employee Director Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement pursuant to GCM Grosvenor Inc. 2020 Incentive Award Plan	10-Q	001-39716	10.2	05/10/22
10.38#	GCM Grosvenor Inc. Amended and Restated Incentive Award Plan	10-Q	001-39716	10.1	08/09/23
10.39#	Form of Employee Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement pursuant to GCM Grosvenor Inc. Amended and Restated Incentive Award Plan	10-Q	001-39716	10.2	08/09/23
10.40#	Form of Employee Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement pursuant to GCM Grosvenor Inc. Amended and Restated Incentive Award Plan (Settlement Options)	10-Q	001-39716	10.3	08/09/23
10.41#	Form of Non-Employee Director Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement pursuant to GCM Grosvenor Inc. Amended and Restated Incentive Award Plan	10-Q	001-39716	10.4	08/09/23
10.42#	Grosvenor Capital Management, L.P. OCF III Bonus Plan	S-4	333-242297	10.23	09/18/20
10.43#	Grosvenor Capital Management, L.P. OCF IV Bonus Plan	S-4	333-242297	10.24	09/18/20

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.44#	GCM Grosvenor Inc. Non-Employee Director Compensation Policy (effective as of January 1, 2023)	10-K	001-39716	10.41	02/23/23
10.45#	GCM Grosvenor Inc. Non-Employee Director Compensation Policy (effective as of April 1, 2025)	8-K	001-39716	10.1	02/10/25
10.46	Office Lease, dated December 17, 2004, between LaSalle Bank National Association and Grosvenor Capital Management, L.P.	S-4	333-242297	10.37	10/09/20
10.47	First Amendment to Office Lease, dated May 31, 2007	S-4	333-242297	10.38	10/09/20
10.48	Second Amendment to Office Lease, dated July 1, 2008	S-4	333-242297	10.39	10/09/20
10.49	Third Amendment to Office Lease, dated August 31, 2009	S-4	333-242297	10.40	10/09/20
10.50	Fourth Amendment to Office Lease, dated September 1, 2011	S-4	333-242297	10.41	10/09/20
10.51	Fifth Amendment to Office Lease, dated May 31, 2012	S-4	333-242297	10.42	10/09/20
10.52	Sixth Amendment to Office Lease, dated January 18, 2013	S-4	333-242297	10.43	10/09/20
10.53	Seventh Amendment to Office Lease, dated November 30, 2017	S-4	333-242297	10.44	10/09/20
10.54	Eighth Amendment to Office Lease, dated December 26, 2019	S-4	333-242297	10.45	10/09/20
10.55	Ninth Amendment to Office Lease, dated May 16, 2023	10-Q	001-39716	10.6	08/09/23
10.56	Tenth Amendment to Office Lease, dated June 17, 2024	8-K	001-39716	10.1	6/21/24
19.1	GCM Grosvenor Inc. Insider Trading Compliance Policy and Procedures					*
21.1	List of subsidiaries of GCM Grosvenor Inc.					*
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					*
31.1	Chief Executive Officer Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002					*
31.2	Chief Financial Officer Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002					*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					**
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					**
97.1	Amended and Restated Policy for Recovery of Erroneously Awarded Compensation					*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
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

GCM GROSVENOR INC.
Date: February 20, 2025	By:	/s/ Michael J. Sacks
Michael J. Sacks
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael J. Sacks	Chairman of the Board and Chief Executive Officer	February 20, 2025
Michael J. Sacks	(principal executive officer)
/s/ Jonathan Levin	President and Director	February 20, 2025
Jonathan Levin
/s/ Pamela L. Bentley	Chief Financial Officer	February 20, 2025
Pamela L. Bentley	(principal financial officer)
/s/ Kathleen P. Sullivan	Chief Accounting Officer	February 20, 2025
Kathleen P. Sullivan	(principal accounting officer)
/s/ Angela Blanton	Director	February 20, 2025
Angela Blanton
/s/ Francesca Cornelli	Director	February 20, 2025
Francesca Cornelli
/s/ Stephen Malkin	Director	February 20, 2025
Stephen Malkin
/s/ Blythe Masters	Director	February 20, 2025
Blythe Masters
/s/ Samuel C. Scott III	Director	February 20, 2025
Samuel C. Scott III