Form 10-Q
period 2025-03-31
GCM Grosvenor Inc.
filed 2025-05-08
CIK 1819796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 6, 2025, there were 49,994,434 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding and 144,235,246 shares of the registrant’s Class C common stock, par value $0.0001 per share, outstanding.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including, but not limited to, statements regarding our future results of operations or financial condition; business strategy and plans; including anticipated and future payments of dividends and capital return plans; market opportunity and changes in investor perceptions of alternative investments; our ability to expand our product offerings for certain investors; and our relationships with our existing clients as part of our growth strategies may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth and our objectives for future operations.

The forward-looking statements in this Quarterly Report on Form 10-Q are only current expectations and predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the historical performance of GCM Grosvenor’s funds may not be indicative of GCM Grosvenor’s future results; risks related to redemptions and termination of engagements; the variable nature of GCM Grosvenor’s revenues; competition in GCM Grosvenor’s industry; effects of government regulation or compliance failures; market, geopolitical and economic conditions, identification and availability of suitable investment opportunities; risks related to the performance of GCM Grosvenor’s investments; and the other important factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and other filings with the Securities and Exchange Commission. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GCM Grosvenor Inc.
Condensed Consolidated Statements of Financial Condition
(In thousands, except share and per share amounts)

	As of
	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and cash equivalents	$94,499	$89,454
Management fees receivable	28,702	28,387
Incentive fees receivable	22,955	58,346
Due from related parties	11,262	12,681
Investments	255,206	257,807
Premises and equipment, net	23,247	22,683
Lease right-of-use assets	40,379	41,146
Intangible assets, net	985	1,314
Goodwill	28,959	28,959
Deferred tax assets, net	51,002	51,160
Other assets	22,622	20,794
Total assets	579,818	612,731
Liabilities and Equity (Deficit)
Accrued compensation and employee related obligations	64,354	112,519
Debt	431,136	432,039
Payable to related parties pursuant to the tax receivable agreement	51,437	51,429
Lease liabilities	52,878	53,876
Warrant liabilities	30,667	22,510
Accrued expenses and other liabilities	39,020	30,697
Total liabilities	669,492	703,070
Commitments and contingencies (Note 13)

Preferred stock, $0.0001 par value, 100,000,000 shares authorized, none issued	—	—
Class A common stock, $0.0001 par value, 700,000,000 authorized; 45,233,791 and 44,899,246 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	4	4
Class B common stock, $0.0001 par value, 500,000,000 authorized, none issued	—	—
Class C common stock, $0.0001 par value, 300,000,000 authorized; 144,235,246 issued and outstanding as of March 31, 2025 and December 31, 2024	14	14
Additional paid-in capital	11,786	5,752
Accumulated other comprehensive income	554	1,650
Retained earnings	(40,683)	(35,040)
Total GCM Grosvenor Inc. deficit	(28,325)	(27,620)
Noncontrolling interests in subsidiaries	47,480	52,233
Noncontrolling interests in GCMH	(108,829)	(114,952)
Total deficit	(89,674)	(90,339)
Total liabilities and equity (deficit)	$579,818	$612,731

See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Income (Loss)
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenues
Management fees	$109,315	$95,885
Incentive fees	15,068	10,118
Other operating income	1,463	2,863
Total operating revenues	125,846	108,866
Expenses
Employee compensation and benefits	82,240	99,647
General, administrative and other	28,276	25,179
Total operating expenses	110,516	124,826
Operating income (loss)	15,330	(15,960)
Investment income	764	5,677
Interest expense	(5,663)	(5,923)
Other income	846	553
Change in fair value of warrant liabilities	(8,776)	(2,144)
Net other expense	(12,829)	(1,837)
Income (loss) before income taxes	2,501	(17,797)
Provision for income taxes	3,591	1,110
Net loss	(1,090)	(18,907)
Less: Net income attributable to noncontrolling interests in subsidiaries	175	1,302
Less: Net loss attributable to noncontrolling interests in GCMH	(1,728)	(22,333)
Net income attributable to GCM Grosvenor Inc.	$463	$2,124

Earnings (loss) per share of Class A common stock:
Basic	$0.01	$0.05
Diluted	$(0.02)	$(0.13)
Weighted average shares of Class A common stock outstanding:
Basic	45,630,941	43,670,260
Diluted	189,866,187	187,905,506
See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(1,090)	$(18,907)
Other comprehensive income (loss), net of tax:
Net change in cash flow hedges	(6,710)	3,201
Foreign currency translation adjustment	730	(678)
Total other comprehensive income (loss)	(5,980)	2,523
Comprehensive loss before noncontrolling interests	(7,070)	(16,384)
Less: Comprehensive income attributable to noncontrolling interests in subsidiaries	175	1,302
Less: Comprehensive loss attributable to noncontrolling interests in GCMH	(6,612)	(20,153)
Comprehensive income (loss) attributable to GCM Grosvenor Inc.	$(633)	$2,467
See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Equity (Deficit)
(Unaudited)
(In thousands)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Noncontrolling Interests in GCMH	Total Equity (Deficit)
Balance at December 31, 2024	$4	$14	$5,752	$(35,040)	$1,650	$52,233	$(114,952)	$(90,339)

Capital contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	260	—	260
Capital distributions paid to noncontrolling interests	—	—	—	—	—	(5,188)	—	(5,188)
Issuance of Class A common stock due to exercised warrants	—	—	806	—	—	—	2,575	3,381
Settlement of equity-based compensation in satisfaction of withholding tax requirements	—	—	(74)	—	—	—	(238)	(312)
Partners’ distributions	—	—	—	—	—	—	(19,064)	(19,064)
Deemed contributions	—	—	—	—	—	—	12,225	12,225
Net change in cash flow hedges	—	—	—	—	(1,270)	—	(5,440)	(6,710)
Translation adjustment	—	—	—	—	174	—	556	730
Equity-based compensation, equity-classified awards	—	—	5,321	—	—	—	16,980	22,301
Declared dividends	—	—	—	(5,849)	—	—	—	(5,849)
Deferred tax and other tax adjustments	—	—	(19)	—	—	—	—	(19)
Equity reallocation between controlling and non-controlling interests	—	—	—	(257)	—	—	257	—
Net income (loss)	—	—	—	463	—	175	(1,728)	(1,090)
Balance at March 31, 2025	$4	$14	$11,786	$(40,683)	$554	$47,480	$(108,829)	$(89,674)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Noncontrolling Interests in GCMH	Total Equity (Deficit)
Balance at December 31, 2023	$4	$14	$1,936	$(32,218)	$2,630	$59,757	$(143,352)	$(111,229)

Capital contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	396	—	396
Capital distributions paid to noncontrolling interests	—	—	—	—	—	(3,867)	—	(3,867)
Settlement of equity-based compensation in satisfaction of withholding tax requirements	—	—	(34)	—	—	—	(115)	(149)
Partners’ distributions	—	—	—	—	—	—	(7,896)	(7,896)
Deemed contributions	—	—	—	—	—	—	30,002	30,002
Net change in cash flow hedges	—	—	—	—	499	—	2,702	3,201
Translation adjustment	—	—	—	—	(156)	—	(522)	(678)
Equity-based compensation, equity-classified awards	—	—	3,221	—	—	—	10,806	14,027
Declared dividends	—	—	—	(5,465)	—	—	—	(5,465)
Deferred tax and other tax adjustments	—	—	(306)	—	—	—	—	(306)
Equity reallocation between controlling and non-controlling interests	—	—	—	1,358	—	—	(1,358)	—
Net income (loss)	—	—	—	2,124	—	1,302	(22,333)	(18,907)
Balance at March 31, 2024	$4	$14	$4,817	$(34,201)	$2,973	$57,588	$(132,066)	$(100,871)

See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(1,090)	$(18,907)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,010	633
Equity-based compensation, equity-classified awards	22,301	14,027
Deferred income tax expense (benefit)	901	(686)
Other non-cash compensation	184	171
Partnership interest-based compensation	12,225	30,002
Amortization of debt issuance costs	192	273
Amortization of terminated swap	(1,870)	(1,890)
Change in fair value of warrant liabilities	8,776	2,144
Change in payable to related parties pursuant to tax receivable agreement	8	—
Proceeds received from investments	3,335	1,908
Non-cash investment income	(764)	(5,677)
Non-cash lease expense	952	677
Other	(136)	276
Change in assets and liabilities:
Management fees receivable	(262)	6,809
Incentive fees receivable	35,391	13,220
Due from related parties	1,425	(3,296)
Other assets	(1,756)	2,762
Accrued compensation and employee related obligations	(49,328)	(22,488)
Lease liabilities	(1,197)	132
Accrued expenses and other liabilities	2,967	4,114
Net cash provided by operating activities	33,264	24,204
Cash flows from investing activities
Purchases of premises and equipment	(1,170)	(4,195)
Contributions/subscriptions to investments	(5,887)	(6,048)
Distributions from investments	5,917	1,586
Net cash used in investing activities	(1,140)	(8,657)
Cash flows from financing activities
Capital contributions received from noncontrolling interests	260	396
Capital distributions paid to partners and member	(19,064)	(7,896)
Capital distributions paid to noncontrolling interests	(5,188)	(3,867)
Principal payments on senior loan	(1,095)	(1,000)
Proceeds from exercise of warrants	2,762	—
Settlement of equity-based compensation in satisfaction of withholding tax requirements	(312)	(149)
Dividends paid	(5,066)	(4,733)
Net cash used in financing activities	(27,703)	(17,249)
Effect of exchange rate changes on cash	624	(789)
Net increase (decrease) in cash and cash equivalents	$5,045	$(2,491)
Cash and cash equivalents
Beginning of period	89,454	44,354
End of period	$94,499	$41,863
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$7,171	$7,821
Cash paid during the period for income taxes, net	$1,324	$1,380
Supplemental disclosure of cash flow information from operating activities
Non-cash right-of-use assets obtained in exchange for new and modified operating leases	$206	$3,155
Non-cash adjustment to operating lease right-of-use assets from lease modification	$(76)	$(60)
Supplemental disclosure of cash flow information from investing activities
Non-cash premises and equipment additions in accrued expenses and other liabilities	$—	$1,911
Supplemental disclosure of non-cash information from financing activities
Deemed contributions from GCMH Equityholders	$12,225	$30,002
Establishment of deferred tax assets, net related to non-cash activities	$(19)	$(306)
See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

1. Organization
GCM Grosvenor Inc. (“GCMG”) and its subsidiaries including Grosvenor Capital Management Holdings, LLLP (the “Partnership” or “GCMH” and collectively, the “Company”), provide comprehensive investment solutions to institutional and individual clients who seek allocations to alternative investments such as absolute return strategies, private equity, real estate, infrastructure and alternative credit. The Company collaborates with its clients to construct investment portfolios across multiple investment strategies in the private and public markets, often customized to meet their specific objectives. The Company also offers specialized commingled funds which span the alternatives investing universe and are developed to meet broad market demands for strategies and risk-return objectives.
The Company, through its subsidiaries acts as the investment adviser, general partner or managing member to customized funds and specialized funds (collectively, the “GCM Funds”).
GCMG was incorporated on July 27, 2020 under the laws of the State of Delaware for the purpose of consummating the Transaction and merging with CF Finance Acquisition Corp. (“CFAC”), which was incorporated on July 9, 2014 under the laws of the State of Delaware. GCMG owns all of the equity interests of GCM Grosvenor Holdings, LLC (“IntermediateCo”), formerly known as CF Finance Intermediate Acquisition, LLC until November 18, 2020, which is the general partner of GCMH subsequent to the Transaction. GCMG’s ownership (through IntermediateCo) of GCMH as of March 31, 2025 and December 31, 2024 was approximately 23.9% and 23.7%, respectively.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all necessary adjustments (which consists of only normal recurring items) have been made to fairly present the Condensed Consolidated Financial Statements for the interim periods presented. Results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”).
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
The Company holds an investment in an unconsolidated entity, which is accounted for using the equity method of accounting. The investment is recognized at cost, adjusted for the Company’s share of the entity’s net income or loss, less any distributions or dividends received by the Company and any impairment of the investment. The Company records its share of capital contributions to and distributions from its investment within investments in the Condensed Consolidated Statements of Financial Condition during the three-month lag period. The Company records its proportionate share of net income or loss from the investment within investment income on the Condensed Consolidated Statements of Income (Loss) on a one quarter log. To the extent that management is aware of material events that affect its investment during the intervening period, the impact of the events would be disclosed in the notes to the Condensed Consolidated Financial Statements.
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
3. Revenues
For the three months ended March 31, 2025 and 2024, management fees and incentive fees consisted of the following:

	Three Months Ended March 31,
Management fees	2025	2024
Management fees, net	$104,633	$91,952
Fund expense reimbursement revenue	4,682	3,933
Total management fees	$109,315	$95,885

	Three Months Ended March 31,
Incentive fees	2025	2024
Performance fees	$3,818	$5,987
Carried interest	11,250	4,131
Total incentive fees	$15,068	$10,118
The Company recognized revenues of $0.9 million during the three months ended March 31, 2025 and did not recognize any revenue during the three months ended March 31, 2024, that was previously received and deferred at the beginning of the respective periods.
4. Investments
Investments consist of the following:

	As of
	March 31, 2025	December 31, 2024
Equity method investments	$242,717	$245,567
Other investments	12,489	12,240
Total investments	$255,206	$257,807
As of March 31, 2025 and December 31, 2024, the Company held investments of $255.2 million and $257.8 million, respectively, of which $45.2 million and $49.0 million were owned by noncontrolling interest holders, respectively. Net income (loss) and cash flow from investments held by noncontrolling interest holders will not be attributable to the Company.
On February 28, 2025, the Company closed a joint venture, Grove Lane Partners LLC (“Grove Lane”), a premier distribution platform to broaden individual investor access to alternative investments. Upon closing, the Company made a total capital commitment of $15.0 million in exchange for a 49% interest in Grove Lane, which we account for using the equity method of accounting. Under the terms of the joint venture agreement, the Company maintains the right, but not the obligation, to purchase the remaining 51% interest at a future date based on an agreed upon future value. As of March 31, 2025, the Company has not yet funded any of its capital commitment.
Other Investments
See Note 5 for fair value disclosures of certain investments held within other investments. The Company holds $0.1 million in held to maturity investments held within other investments.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
5. Fair Value Measurements
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis and level of inputs used for such measurements as of March 31, 2025 and December 31, 2024:

	Fair Value as of March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$55,201	$—	$—	$55,201
Other investments	—	—	12,341	12,341
Total assets	$55,201	$—	$12,341	$67,542

Liabilities
Public warrants	$28,788	$—	$—	$28,788
Private warrants	—	—	1,879	1,879
Interest rate derivatives	—	8,800	—	8,800
Total liabilities	$28,788	$8,800	$1,879	$39,467

	Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$43,804	$—	$—	$43,804
Other investments	—	—	11,993	11,993
Total assets	$43,804	$—	$11,993	$55,797

Liabilities
Public warrants	$21,149	$—	$—	$21,149
Private warrants	—	—	1,361	1,361
Interest rate derivatives	—	3,532	—	3,532
Total liabilities	$21,149	$3,532	$1,361	$26,042
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
Other Investments
Investments in the subordinated notes of a structured alternatives investment solution are not publicly traded and are classified as Level 3. Management determines the fair value of these other investments using a discounted cash flow analysis (“Cash Flow Analysis”), which includes assumptions regarding the expected deployment and realization timing of private investments. The position was classified as Level 3 as of March 31, 2025 and December 31, 2024 because of the use of significant unobservable inputs in the Cash Flow Analysis as follows:

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

	March 31, 2025		December 31, 2024		Impact to Valuation from an Increase in Input(2)
Significant Unobservable Inputs(1)	Range	Weighted Average	Range	Weighted Average
Discount rate(3)	25.5% – 27.5%	26.5%	25.8% - 27.8%	26.8%	Decrease
Expected remaining term (years)	8 – 12	N/A	8 – 12	N/A	Decrease
Expected total value to paid in capital – private assets(4)	1.55x – 2.10x	1.87x	1.55x – 2.13x	1.87x	Increase
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
The resulting fair values of $12.3 million and $12.0 million were recorded within investments in the Condensed Consolidated Statements of Financial Condition as of March 31, 2025 and December 31, 2024, respectively.
The following table presents changes in Level 3 assets measured at fair value for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$11,993	$11,192
Change in fair value	348	429
Balance at end of period	$12,341	$11,621
Public Warrants
The public warrants are valued using quoted market prices on the Nasdaq Stock Market LLC under the ticker GCMGW.
Private Warrants
The private warrants were classified as Level 3 as of March 31, 2025 and December 31, 2024 because of the use of significant unobservable inputs in the valuation, however the overall private warrant valuation and change in fair value are not material to the Condensed Consolidated Financial Statements.
The valuations for the private warrants were determined to be $2.09 and $1.51 per unit as of March 31, 2025 and December 31, 2024, respectively. The resulting fair values of $1.9 million and $1.4 million were recorded within warrant liabilities in the Condensed Consolidated Statements of Financial Condition as of March 31, 2025 and December 31, 2024, respectively. See Note 7 for additional information regarding the warrant activity.
The following table presents changes in Level 3 liabilities measured at fair value for the three months ended March 31, 2025 and 2024:

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$1,361	$389
Change in fair value	518	129
Balance at end of period	$1,879	$518
6. Equity
Shares of Common Stock Outstanding
The following table shows a rollforward of the common stock outstanding for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
	Class A common stock	Class B common stock	Class C common stock
Beginning of period	44,899,246	—	144,235,246
Exercise of warrants	240,190	—	—
Net shares delivered for vested RSUs	94,355	—	—
End of period	45,233,791	—	144,235,246

	Three Months Ended March 31, 2024
	Class A common stock	Class B common stock	Class C common stock
Beginning of period	42,988,563	—	144,235,246
Net shares delivered for vested RSUs	8,213	—	—
End of period	42,996,776	—	144,235,246
During the three months ended March 31, 2025, 240,190 public warrants were exercised resulting in $2.8 million of proceeds.
As of March 31, 2025, 1,199,399 RSUs were vested, but not yet delivered, and are therefore not yet included in outstanding Class A common stock. The delivery of vested RSUs will be reduced by the number of shares withheld to satisfy statutory withholding tax obligations as well as RSUs that are settled in cash.
Dividends
Dividends are reflected in the Condensed Consolidated Statements of Equity (Deficit) when declared by the Board of Directors. The table below summarizes dividends declared to date during 2025:

Declaration Date	Record Date	Payment Date	Dividend per Common Share
February 6, 2025	March 3, 2025	March 17, 2025	$0.11
May 5, 2025	June 6, 2025	June 16, 2025	$0.11
Dividend equivalent payments of $2.9 million were accrued for holders of RSUs as of March 31, 2025. Distributions to partners represent distributions made to GCMH Equityholders.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

Stock Repurchase Plan
On August 6, 2021, GCMG’s Board of Directors authorized a stock repurchase plan which may be used to repurchase shares of the Company’s outstanding Class A common stock and warrants to purchase shares of Class A common stock. Class A common stock and warrants may be repurchased from time to time in open market transactions, in privately negotiated transactions, including with employees or otherwise, pursuant to the requirements of Rule 10b5-1 and Rule 10b-18 of the Exchange Act, as well as to retire (by cash settlement or the payment of tax withholding amounts upon net settlement) equity-based awards granted under our 2020 Incentive Award Plan, as amended and restated (and any successor plan thereto), with the terms and conditions of these repurchases depending on legal requirements, price, market and economic conditions and other factors. The Company is not obligated under the terms of the plan to repurchase any of its Class A common stock or warrants, the program has no expiration date and the Company may suspend or terminate the program at any time without prior notice. Any shares of Class A common stock and any warrants repurchased as part of this program will be canceled. GCMG’s Board of Directors has made subsequent increases to its original stock repurchase authorization amount for shares and warrants. As of December 31, 2024, the total authorization was $140 million, excluding fees and expenses. On February 6, 2025, GCMG’s Board of Directors increased the firm's existing repurchase authorization by $50 million, from $140 million to $190 million.
During the three months ended March 31, 2025, the Company repurchased 22,760 shares for RSUs that were settled in cash, including amounts withheld in connection with the payment of tax withholding obligations, for $0.3 million, or an average of $13.70 per share. See Note 10 for additional information regarding RSUs. Other than the deemed repurchases described above, the Company did not repurchase shares of Class A common stock during the three months ended March 31, 2025. As of March 31, 2025, the Company had $81.7 million remaining under the stock repurchase plan.
In April 2025, the Company repurchased 1,299,364 shares for RSUs that were settled in cash, including amounts withheld in connection with the payment of tax withholding obligations, for $16.4 million, or an average of $12.61 per share. On May 1, 2025, the Company repurchased 168,600 shares for RSUs that were released, including amounts withheld in connection with the payment of tax withholding obligations, for $2.1 million, or an average of $12.59 per share. As of May 1, 2025, the Company had $63.2 million remaining under the stock repurchase plan.
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

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

The following table shows public and private warrants outstanding for the three months ended March 31, 2025:

	Public Warrants	Private Warrants	Total
Outstanding, beginning of period	16,784,970	900,000	17,684,970
Exercises of warrants	(240,190)	—	(240,190)
Outstanding, end of period	16,544,780	900,000	17,444,780
During the three months ended March 31, 2025, 240,190 public warrants were exercised resulting in $2.8 million of proceeds.
8. Variable Interest Entities
The Company consolidates certain VIEs when it is determined that the Company is the primary beneficiary.
The Company holds variable interests in certain entities that are VIEs which are not consolidated, as it is determined that the Company is not the primary beneficiary. The Company’s involvement with such entities is generally in the form of direct equity interests in, and fee arrangements with, the entities in which it also serves as the general partner or managing member. The Company evaluated its variable interests in the VIEs and determined it is not considered the primary beneficiary of the entities primarily because it does not have interests in the entities that could potentially be significant. No reconsideration events that caused a change in the Company’s consolidation conclusions occurred during either the three months ended March 31, 2025 or the year ended December 31, 2024. As of March 31, 2025 and December 31, 2024, the total unfunded commitments from the special limited partner and general partners to the unconsolidated VIEs were $60.3 million and $51.6 million, respectively. These commitments are the primary source of financing for the unconsolidated VIEs.
The following table sets forth certain information regarding the VIEs in which the Company holds a variable interest but does not consolidate. The assets recognized on the Company’s Condensed Consolidated Statements of Financial Condition relate to the Company’s interests in and management fees, incentive fees and third party costs receivables from these non-consolidated VIEs. The Company’s maximum exposure to loss relating to non-consolidated VIEs as of March 31, 2025 and December 31, 2024 were as follows:

	As of
	March 31, 2025	December 31, 2024
Investments	$108,776	$125,504
Receivables	20,354	19,126
Maximum exposure to loss	$129,130	$144,630
The above table includes investments in VIEs which are owned by noncontrolling interest holders of approximately $25.3 million and $35.4 million as of March 31, 2025 and December 31, 2024, respectively.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
9. Employee Compensation and Benefits
For the three months ended March 31, 2025 and 2024, employee compensation and benefits consisted of the following:

	Three Months Ended March 31,
	2025	2024
Cash-based employee compensation and benefits	$39,047	$37,273
Equity-based compensation	20,301	25,470
Partnership interest-based compensation	12,225	30,002
Carried interest compensation	5,325	2,542
Cash-based incentive fee related compensation	5,158	4,189
Other non-cash compensation	184	171
Total employee compensation and benefits	$82,240	$99,647
Partnership Interest in Holdings, Holdings II and Management LLC
Payments and settlements for partnership interest awards to the employees are made by GCMH Equityholders. As a result, the Company records a non-cash profits interest compensation charge and an offsetting deemed contribution to equity (deficit) to reflect the payments or settlements made or owed by the GCMH Equityholders. Since payments or settlements are made by Holdings, Holdings II and Management LLC, the expense that is pushed down to GCMH and the offsetting deemed contribution are each attributed solely to noncontrolling interests in GCMH. Any liability related to the awards is recognized at Holdings, Holdings II or Management LLC as Holdings, Holdings II or Management LLC is the party responsible for satisfying the obligation, and is not shown in the Company’s Condensed Consolidated Financial Statements. The Company has recorded deemed contributions to equity (deficit) from Holdings, Holdings II and Management LLC of $12.2 million and $30.0 million for the three months ended March 31, 2025 and 2024, respectively, for partnership interest-based compensation expense which was or will ultimately be paid or settled by Holdings, Holdings II or Management LLC.
GCMH Equityholders have modified awards to certain individuals upon their voluntary retirement or intention to retire as employees. These awards generally include a stated target amount that, upon payment, terminates the recipient’s rights to future distributions and allows for a lump sum buy-out of the awards, at the discretion of the managing member of Holdings, Holdings II, and Management LLC. The awards are accounted for as partnership interest-based compensation at the fair value of these expected future payments, in the period the employees accepted the offer when there is no continued service required. The Company recognized $5.4 million and $18.5 million in partnership interest-based compensation expense related to award modifications for the three months ended March 31, 2025 and 2024, respectively (other than as discussed for the Holdings Awards below).
The liability associated with awards that contain a stated target has been retained by Holdings as of March 31, 2025 and December 31, 2024 and is re-measured at each reporting date, with any corresponding changes in liability being reflected as employee compensation and benefits expense of the Company. Certain recipients had unvested stated target payments of $14.6 million as of March 31, 2025, which will be reflected as employee compensation and benefits expense by the Company over the service period. No recipients had unvested stated target payments as of March 31, 2024. The Company recognized partnership interest-based compensation expense of $2.9 million and $2.4 million for the three months ended March 31, 2025 and 2024, respectively, related to profits interest awards that are in substance profit-sharing arrangements.
GCMH Equityholders Awards
In the year ended December 31, 2022, GCMH Equityholders entered into agreements that will transfer equity ownership between certain existing employee members of the GCMH Equityholders (“GCMH Equityholders Awards”). The GCMH Equityholders Awards will entitle recipients to receive Class A common stock upon vesting. The non-cash awards serve to transfer equity ownership from existing GCMH Equityholders to other existing member employees upon vesting. The GCMH Equityholders Awards did not dilute Class A common stockholders and did not impact cash flows of the Company. The GCMH Equityholders Awards are accounted for under ASC 718, Compensation—Stock Compensation. The awards generally will vest in May 2025 and do not entitle the recipients to dividends or distributions made on Class A common stock during the vesting

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
period. As such, the fair value of the GCMH Equityholders Awards is based on the closing price of Class A common stock on the accounting grant date less the present value of dividends expected to be paid during the vesting period. GCMH Equityholders can settle the awards at various dates after vesting by exchanging outstanding GCMH common units or by otherwise acquiring and delivering Class A common stock, and therefore the vesting of such awards will not dilute Class A common stockholders. As such, the expense that is pushed down to GCMH and the offsetting deemed contribution are each attributed solely to noncontrolling interests in GCMH, consistent with the accounting for payments to employees described above. The GCMH Equityholders Awards of 7,169,415 units had an aggregate grant date fair value of $53.4 million, or an average grant date fair value of $7.45 per unit. See Note 10 for additional information on a modified GCMH Equityholder Award during the three months ended March 31, 2025. The Company recognized partnership interest-based compensation expense related to the GCMH Equityholders Awards of $3.9 million and $5.5 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, total unrecognized compensation expense related to unvested GCMH Equityholders Awards was $1.8 million and is expected to be recognized over the remaining weighted average period of 0.1 years.
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
The Holdings Awards had an aggregate grant date fair value of $155.5 million, which was partially offset when recognized in expense by $80.0 million target amounts reversed during the year ended December 31, 2023. The fair value of the Holdings Awards was determined by a third-party valuation firm utilizing a discounted cash flow analysis for the minimum allocable share and a Monte Carlo simulation valuation model for the profits interest with respect to net sale proceeds from dispositions of Holdings properties after the threshold distributions. Significant valuation inputs and assumptions included Holdings projected financial information and distributions, an estimated 10 year holding period, a 15.4% cost of equity, a 13.0% weighted average cost of capital, a 35% volatility assumption, the likelihood of a defined conversion event, a 40% discount for lack of marketability, and the fair value of reference properties that determine the threshold distributions for the profits interest with respect to net sale proceeds. The resulting fair value of the Holdings Awards is pushed down from Holdings to the Company and recorded as compensation expense. A portion of the Holdings Awards were vested upon grant, resulting in immediate expense recognition. The Company recognized partnership interest-based compensation expense related to the Holdings Awards of $3.6 million for the three months ended March 31, 2024. The Company did not recognize any partnership interest-based compensation expense related to the Holdings Awards for the three months ended March 31, 2025 as all compensation expense related to the Holdings Awards were previously recognized.
Other
Other consists of employee compensation and benefits expense related to deferred compensation programs and other awards that represent investments made in GCM Funds on behalf of the employees.
10. Equity-Based Compensation
During the three months ended March 31, 2025, the Company granted 2.5 million equity-classified RSUs and 0.8 million liability-classified RSUs with aggregate grant date fair values of $34.3 million and $10.3 million, respectively, to certain

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

employees. The liability-classified RSUs are either classified as liabilities because they are required to be settled in cash or because the Company has the right to and intends to (as of the grant date or March 31, 2025, as applicable) settle the RSUs partially or wholly in cash. During the three months ended March 31, 2025, the Company reclassified 1.5 million RSUs from liability-classified to equity-classified based on management’s intent to settle the awards in shares of Class A common stock.
The majority of liability-classified awards outstanding as of December 31, 2024 were granted in October 2024, vested on March 1, 2025 and were delivered on April 15, 2025. Of the 0.8 million liability-classified RSUs granted during the three months ended March 31, 2025, 0.6 million vested and delivered on April 15, 2025. Other awards generally vest either (a) one-third at the grant date with the remainder over two years in equal annual installments or (b) over a one to three year period. Upon delivery, the Company may withhold the number of shares to satisfy the statutory withholding tax obligation and deliver the net number of resulting shares vested.
See Note 9 for additional information regarding GCMH Equityholders Awards and Holdings Awards.
A summary of non-vested equity-classified RSU activity for the three months ended March 31, 2025 is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of December 31, 2024	3,251,068	$8.40
Granted	2,511,371	13.66
Reclassified from liability-classified RSUs	1,495,791	11.31
Vested	(1,001,593)	11.51
Forfeited	(14,319)	12.74
Balance as of March 31, 2025	6,242,318	10.71
A summary of non-vested liability-classified RSU activity for the three months ended March 31, 2025 is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of December 31, 2024	1,813,249	$10.50
Granted	786,142	13.15
Reclassified to equity-classified RSUs	(1,495,791)	11.31
Vested	(507,688)	11.26
Balance as of March 31, 2025	595,912	$11.32
The total grant-date fair value of RSUs that vested during three months ended March 31, 2025 was $17.2 million. For the three months ended March 31, 2025 and 2024, $20.3 million and $25.5 million, respectively, of compensation expense related to RSUs was recorded within employee compensation and benefits in the Condensed Consolidated Statements of Income (Loss). As of March 31, 2025, total unrecognized compensation expense related to unvested RSUs was $53.6 million and is expected to be recognized over the remaining weighted average period of 2.8 years.
During the three months ended March 31, 2025, a modification of a GCMH Equityholder Award was made that changed settlement of 200,000 shares to be from the Company’s 2020 Incentive Award Plan. Such amount is reflected as granted within the equity-classified RSU activity in the rollforward above.
The tax benefit related to RSUs that vested and were delivered during the three months ended March 31, 2025 was $0.1 million.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share amounts and where otherwise noted)
11. Debt
The table below summarizes the outstanding debt balance as of March 31, 2025 and December 31, 2024:

	As of
	March 31, 2025	December 31, 2024
Senior loan	$434,715	$435,810
Less: debt issuance costs	(3,579)	(3,771)
Total debt	$431,136	$432,039
Maturities of debt for the next five years and thereafter as of March 31, 2025 are as follows:

Remainder of 2025	$3,285
2026	4,380
2027	4,380
2028	4,380
2029	4,380
Thereafter	413,910
Total	$434,715
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
On May 21, 2024, the Company entered into Amendment No. 8 to the Credit Agreement to, among other things, increase and extend the maturity of the 2028 Term Loans. The amendment increased the aggregate principal amount from $388.0 million to $438.0 million, extended the maturity date from February 24, 2028 to February 25, 2030 (as increased and extended, the “2030 Term Loans”), decreased the interest rate margin to 2.25% over Term SOFR, and removed the Benchmark Replacement Adjustment of 0.11%. The 2030 Term Loans continue to be subject to a 0.50% SOFR floor. As a result of the amendment and extension, the Company capitalized $0.4 million of debt issuances costs related to payments to lenders, which is recorded within debt in the Condensed Consolidated Statements of Financial Condition, and expensed $3.0 million of third-party costs which is recorded within general, administrative and other in the Condensed Consolidated Statements of Income (Loss) for the year ended December 31, 2024. In addition, the Company recorded an expense of $0.2 million related to the partial extinguishment of certain lenders, which is recorded within other income (expense) in the Condensed Consolidated Statements of Income (Loss) for the year ended December 31, 2024.
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

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

In addition to the scheduled principal repayments, the Company is required to offer to make prepayments of Consolidated Excess Cash Flow (“Cash Flow Payments”) no later than five days following the date the quarterly financial statements are due if the leverage ratio exceeds certain thresholds in the Amended Credit Agreement No. 8. The Cash Flow Payments were calculated as defined in the Senior Loan agreement based on a percentage of calculated excess cash. During the three months ended March 31, 2025, the Company was not required to offer to make any Cash Flow Payments.
As of March 31, 2025 and December 31, 2024, $434.7 million and $435.8 million of 2028 Term Loans were outstanding, respectively, with weighted average interest rates of 6.58% and 7.95% for the three months ended March 31, 2025 and 2024, respectively.
Under the credit and guaranty agreement governing the terms of the Senior Loan, the Company must maintain certain leverage and interest coverage ratios. The credit and guaranty agreement also contains other covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur debt and restrict the Company and its subsidiaries ability to merge or consolidate, or sell or convey all or substantially all of the Company’s assets. As of March 31, 2025, the Company was in compliance with all covenants.
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
Credit Facility
Concurrent with the issuance of the Senior Loan, the Company entered into a $50.0 million revolving credit facility (“Credit Facility”). The Credit Facility maturity date was extended from February 24, 2026 to February 24, 2028 as part of Amendment No. 8 to the Credit Agreement, and carries an unused commitment fee of up to 0.50% per annum. There were no outstanding borrowings related to the Credit Facility as of each of March 31, 2025 and December 31, 2024.
Other
Certain subsidiaries of the Company agree to jointly and severally guarantee, as primary obligors and not merely as surety guarantees the obligations of their parent entity, GCMH.
Amortization of deferred debt issuance costs was $0.2 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively. These amounts are recorded within interest expense in the Condensed Consolidated Statements of Income (Loss).
The carrying value of the Senior Loan, excluding the unamortized debt issuance costs presented as a reduction to the principal balance, approximated its fair value as of March 31, 2025 and December 31, 2024. As the Senior Loan was not accounted for at fair value, it was not included in the Company’s fair value hierarchy in Note 5, however had it been included, it would have been classified in Level 2.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
12. Interest Rate Derivatives
The Company has entered into various derivative agreements with financial institutions to hedge interest rate risk related to its outstanding debt. The Company had the following interest rate derivatives recorded within accrued expenses and other liabilities as of March 31, 2025 and December 31, 2024 in the Condensed Consolidated Statements of Financial Condition:

Derivative	Notional Amount	Fair Value as of March 31, 2025	Fair Value as of December 31, 2024	Fixed Rate Paid	Floating Rate Received	Effective Date(3)	Maturity Date
Interest rate swap	$300,000	$(5,298)	$(2,291)	4.37%	1 month Term SOFR(1)	November 2022	February 2028
Interest rate swap	$28,500	$(669)	$(397)	4.47%	1 month Term SOFR(1)	May 2024	February 2028
Interest rate swap	$317,000	$(2,833)	$(844)	4.17%	1 month Term SOFR(1)	February 2028	February 2030
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
A rollforward of the amounts in accumulated other comprehensive income (loss) (“AOCI”) related to interest rate derivatives designated as cash flow hedges is as follows:

	Three Months Ended March 31,
	2025	2024
Derivative gain at beginning of period	$18,342	$21,806
Amount recognized in other comprehensive income (loss)(1)	(4,797)	5,901
Amount reclassified from accumulated other comprehensive income (loss) to interest expense	(1,913)	(2,700)
Derivative gain at end of period	11,632	25,007
Less: gain attributable to noncontrolling interests in GCMH	10,056	20,969
Derivative gain at end of period, net	$1,576	$4,038
____________
(1)Net tax provision (benefit) of $(0.4) million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively.
In October 2022, the Company terminated two derivative instruments with effective dates that started in 2021, and maturity dates in 2028. The Company received $40.3 million of cash for the fair market value of the interest rate swaps at termination in October 2022. The amounts previously recorded as hedges in AOCI will remain in AOCI and will be recorded in interest expense within the Condensed Consolidated Statements of Comprehensive Income (Loss) over the original lives of the derivative instruments.
The Company reclassified $1.9 million for each of the three months ended March 31, 2025 and 2024 from AOCI to interest expense, relating to the derivative instruments terminated that initially qualified for hedge accounting. The net impact of these reclassifications decreased interest expense for each of the three months ended March 31, 2025 and 2024.
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
During the next twelve months, the Company expects to reclassify approximately $6.4 million from AOCI to interest expense, which will decrease interest expense, including the impact of the swap terminations.
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
In January 2024, the Company executed an agreement to lease office space for its United Kingdom office. The new space will replace the Company’s existing United Kingdom office space. The Company gained access to this space in January 2024 and established the ROU asset and lease liability. As of March 31, 2025, total future lease payments are expected to be $2.2 million over 3.8 years. The lease contains rent escalation clauses based on increases in base rent, real estate taxes and operating expenses and a 10 month rent concession.
In June 2024, the Company executed an amendment to its lease agreement for our Chicago, Illinois office. The amended lease agreement provides access to temporary office space from October 2024 until September 2025, shortens the lease term for certain existing office space from September 2026 to September 2025, which will result in a one-time early termination fee, and extends the lease term of remaining existing office space from September 2026 to September 2037. As a result of the amended lease agreement the Company remeasured the existing ROU asset and lease liability based on the terms of the amended lease agreement. As of March 31, 2025, total future lease payments are expected to be $15.6 million over 12.4 years, which is net of the landlord provided tenant improvement allowance of up to $8.0 million, as specified in the lease. The lease contains rent escalation clauses based on increases in base rent, real estate taxes and operating expenses and a 12 month rent concession. During the three months ended March 31, 2025, the Company elected an option, as provided under the amended lease agreement, to extend its access to temporary office space from September 2025 to December 2025.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
The components of operating lease expense recorded within general, administrative and other in the Condensed Consolidated Statements of Income (Loss) were as follows:

	Three Months Ended March 31,
	2025	2024
Operating lease cost(1)	$1,873	$2,879
Variable lease cost(2)	1,029	1,095
Less: sublease income	51	66
Total lease cost	$2,851	$3,908
____________
(1)Includes $0.1 million of short term lease expense for the each of the three months ended March 31, 2025 and 2024. For the three months ended March 31, 2024, includes lease cost for two offices in New York due to the build out of new office space.
(2)Includes common area maintenance charges and other variable costs not included in the measurement of ROU assets and lease liabilities.
The following table summarizes cash flows and other supplemental information related to our operating leases:

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$2,046	$1,979
Non-cash ROU assets obtained in exchange for new and extended operating leases	$206	$3,155
Weighted average remaining lease term in years	13.5 years	12.8 years
Weighted average discount rate	6.3%	6.1%
As of March 31, 2025, the maturities of operating lease liabilities were as follows:

Remainder of 2025	$6,095
2026	4,955
2027	6,794
2028	6,622
2029	5,966
Thereafter	61,457
Total lease payments	91,889
Less: tenant improvement allowance	(8,706)
Less: imputed interest	(30,305)
Total operating lease liabilities	$52,878

Commitments
The Company owns a 6.25% interest in an aircraft and is required to pay a fixed management fee of $0.3 million per year until September 3, 2029.
The Company had $122.3 million and $90.5 million of unfunded investment commitments as of March 31, 2025 and December 31, 2024, respectively, representing general partner capital funding commitments to several of the GCM Funds and other commitments to our equity method investment.
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
The Company incurs certain costs, primarily related to accounting, client reporting, investment-decision making and treasury-related expenditures, for which it receives reimbursement from the GCM Funds in connection with its performance obligations to provide investment management services. The Company also incurs certain costs, primarily related to employee benefits and travel, for which it receives reimbursement from Holdings. Due from related parties in the Condensed Consolidated Statements of Financial Condition includes net receivables from GCM Funds of $10.9 million and $12.6 million and from Holdings of $0.4 million and less than $0.1 million as of March 31, 2025 and December 31, 2024, respectively, paid on behalf of affiliated entities that are reimbursable to the Company.
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
From time to time, certain of the Company’s executive officers utilize a private business aircraft, including an aircraft wholly owned or controlled by members of Holdings. Additionally, the Company arranges for the use of the private business aircraft through a number of charter services, including entities predominantly or wholly owned or controlled by members of Holdings. The Company paid, net of reimbursements, $0.7 million for the three months ended March 31, 2025 to utilize aircraft and charter services wholly owned or controlled by members of Holdings, which is recorded within general, administrative and other in the Condensed Consolidated Statements of Income (Loss). The Company had no such payments for the three months ended March 31, 2024.

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
The Company’s effective tax rate was 144% and (6)% for the three months ended March 31, 2025 and 2024, respectively. These rates were different than the statutory rate primarily due to the portion of income allocated to the noncontrolling interest holders, including profits interest expense, as well as a valuation allowance recorded against deferred tax assets and discrete tax adjustments recorded in the periods.
As of March 31, 2025, the Company had $1.1 million in unrecognized tax positions and believes there will be no material changes to the uncertain tax benefits related to its uncertain tax positions within the next 12 months.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
16. Earnings (Loss) Per Share
The following is a reconciliation of basic and diluted earnings (loss) per share for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Numerator for earnings (loss) per share calculation:
Net income attributable to GCM Grosvenor Inc., basic	$463	$2,124
Exchange of Partnership units	(4,555)	(25,652)
Net income (loss) attributable to common stockholders, diluted	(4,092)	(23,528)

Denominator for earnings (loss) per share calculation:
Weighted-average shares, basic	45,630,941	43,670,260
Exchange of Partnership units	144,235,246	144,235,246
Weighted-average shares, diluted	189,866,187	187,905,506

Basic EPS
Net income attributable to common stockholders, basic	$463	$2,124
Weighted-average shares, basic	45,630,941	43,670,260
Net income per share attributable to common stockholders, basic	$0.01	$0.05

Diluted EPS
Net income (loss) attributable to common stockholders, diluted	$(4,092)	$(23,528)
Weighted-average shares, diluted	189,866,187	187,905,506
Net income (loss) per share attributable to common stockholders, diluted	$(0.02)	$(0.13)
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
The following outstanding potentially dilutive securities were excluded from the calculations of diluted earnings (loss) per share attributable to common stockholders because their impact would have been antidilutive for the periods presented:

	Three Months Ended March 31,
	2025	2024
Public warrants	16,697,261	16,784,970
Private warrants	900,000	900,000
Unvested RSUs under the treasury stock method	2,594,014	2,270,669

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

17. Segments
For the three months ended March 31, 2025, there has been no changes in the basis of segmentation or in the basis of measurement of assessing segment performance for the Company’s single reportable segment.
The following table presents the Company’s segment operating revenue, significant segment expenses, other income, and segment net income (loss) for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Segment operating revenue	$125,846	$108,866
Less:
Cash-based employee compensation and benefits	39,047	37,273
Equity-based compensation	20,301	25,470
Partnership interest-based compensation	12,225	30,002
Carried interest compensation	5,325	2,542
Cash-based incentive fee related compensation	5,158	4,189
Other non-cash compensation	184	171
General, administrative and other(1)	28,276	25,179
Investment income	(764)	(5,677)
Interest expense	5,663	5,923
Other income(2)	(846)	(553)
Change in fair value of warrants	8,776	2,144
Provision for income taxes	3,591	1,110
Segment net income (loss)	$(1,090)	$(18,907)

Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net income (loss)	$(1,090)	$(18,907)
____________
(1)General, administrative and other consists primarily of professional fees, travel and related expenses, IT operations, communications and information services, occupancy, fund expenses, depreciation and amortization, and other costs associated with our operations.
(2)Other income consists primarily of other non-operating items, including interest income.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

18. Subsequent Events
On April 14, 2025, the Company entered into a share purchase agreement (the "Purchase Agreement”) with Sumitomo Mitsui Trust Bank, Limited (“SuMi Trust”) for the issuance and sale in a registered direct offering of 3,752,965 shares of the Company’s Class A common stock to SuMi Trust at an offering price of $13.322799 per share, which represents the 10-day volume-weighted average price of our Class A common stock ending March 31, 2025, for net proceeds of approximately $49.8 million. The transaction was closed on April 22, 2025.
On May 5, 2025, GCMG’s Board of Directors declared a quarterly dividend of $0.11 per share of Class A common stock to record holders as of the close of business on June 6, 2025. The payment date will be June 16, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the Annual Report on Form 10-K for the fiscal year ended December 31, 2024. This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” section of Part I, Item IA in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and under the “Forward-Looking Statements” section elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.
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
Economic: ~74%
Voting: 0%
General Partner
Common Units (5) and Warrants for Common Units
Economic: ~26%
Voting: 100%
GCM Grosvenor Operating Businesses
Grosvenor Capital Management Holdings, LLLP and its Subsidiaries

Note: The diagram depicts a simplified version of our structure and does not include all legal entities in our structure. Approximate ownership percentages are as of May 6, 2025.

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
(3)Each warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment.
(4)Mr. Sacks is the ultimate managing member of each of (i) Holdings, (ii) Management LLC, (iii) Holdings II, and (iv) GCM Progress Subsidiary LLC, a Delaware limited liability company (collectively, the “GCMH Equityholders”). Any distribution of proceeds derived from the securities held by the GCMH Equityholders is shared among the respective members of such entities in accordance with the applicable operating agreements of such entities.
(5)As of May 6, 2025, there were 49,994,434 shares of Class A common stock outstanding and 144,235,246 common units of GCMH (“Common Units”) outstanding held by the GCMH Equityholders, which may be exchanged for shares of Class A common stock on a one-to-one basis, or, at the Company’s election, for cash, pursuant to and subject to the restrictions set forth in the Fifth Amended and Restated Limited Liability Limited Partnership Agreement of GCMH. As of May 6, 2025, GCM V held 144,235,246 shares of Class C common stock, which corresponds to the number of Common Units held by the GCMH Equityholders.

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
We provided investment management / advisory services on assets of $82.0 billion and $80.1 billion as of March 31, 2025 and December 31, 2024, respectively.
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
Agreements generally include a clawback provision that, if triggered, would require us to return up to the cumulative amount of carried interest distributed, typically net of tax, upon liquidation of those funds, if the aggregate amount paid as carried interest exceeds the amount actually due based upon the aggregate performance of each fund. We have defined the portion to be deferred as the amount of carried interest, typically net of tax, that we would be required to return if all remaining investments had no value as of the end of each reporting period. As of March 31, 2025, deferred revenue relating to constrained realized carried interest was approximately $5.3 million.
Assets under management that are subject to carried interest, excluding investments of the firm and our professionals from which we generally do not earn incentive fees, were approximately $45.9 billion as of March 31, 2025.
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
Assets under management that are subject to performance fees, excluding investments of the firm and our professionals from which we generally do not earn incentive fees, were approximately $13.9 billion as of March 31, 2025.
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
Other Income (Expense)
Other income (expense) consists primarily of other non-operating items, including interest income.
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

Results of Operations
The following is a discussion of our consolidated results of operations for the three months ended March 31, 2025 and 2024. This information is derived from our accompanying Condensed Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

	Three Months Ended March 31,
	2025	2024
	(in thousands, unaudited)
Revenues
Management fees	$109,315	$95,885
Incentive fees	15,068	10,118
Other operating income	1,463	2,863
Total operating revenues	125,846	108,866
Expenses
Employee compensation and benefits	82,240	99,647
General, administrative and other	28,276	25,179
Total operating expenses	110,516	124,826
Operating income (loss)	15,330	(15,960)
Investment income	764	5,677
Interest expense	(5,663)	(5,923)
Other income	846	553
Change in fair value of warrant liabilities	(8,776)	(2,144)
Net other expense	(12,829)	(1,837)
Income (loss) before income taxes	2,501	(17,797)
Provision for income taxes	3,591	1,110
Net loss	(1,090)	(18,907)
Less: Net income attributable to noncontrolling interests in subsidiaries	175	1,302
Less: Net loss attributable to noncontrolling interests in GCMH	(1,728)	(22,333)
Net income attributable to GCM Grosvenor Inc.	$463	$2,124
Revenues

	Three Months Ended March 31,
	2025	2024
	(in thousands, unaudited)
Private markets strategies	$66,858	$55,577
Absolute return strategies	37,775	36,375
Fund expense reimbursement revenue	4,682	3,933
Total management fees	109,315	95,885
Incentive fees	15,068	10,118
Administrative fees	1,282	942
Other	181	1,921
Total other operating income	1,463	2,863
Total operating revenues	$125,846	$108,866
Three Months Ended March 31, 2025 and March 31, 2024
Management fees increased $13.4 million, or 14%, to $109.3 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Private markets strategies fees increased $11.3 million, or 20%, primarily due to a $11.1 million increase in private market strategies specialized funds fees and a $0.3 million increase in private markets strategies customized separate accounts fees, both as a result of capital raising and deployment. Absolute return strategies fees increased $1.4 million, or 4%, primarily due to higher returns for certain absolute return strategies funds. Fund expense reimbursement revenue increased $0.7 million, or 19% to $4.7 million.
Incentive fees consisted of carried interest and performance fees. Carried interest increased $7.1 million, or 172%, to $11.2 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This increase is primarily due to higher distributions from investments and carry realizations during three months ended March 31, 2025, as compared to the three months ended March 31, 2024. Performance fees decreased $2.2 million, or 36%, to $3.8 million, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to lower fees earned from one fund with a different fiscal year than us. Performance fees are generally determined at the end of the calendar year and are generally minimal in interim periods.
Expenses
Employee Compensation and Benefits

	Three Months Ended March 31,
	2025	2024
	(in thousands, unaudited)
Cash-based employee compensation and benefits	$39,047	$37,273
Equity-based compensation	20,301	25,470
Partnership interest-based compensation	12,225	30,002
Carried interest compensation	5,325	2,542
Cash-based incentive fee related compensation	5,158	4,189
Other non-cash compensation	184	171
Total employee compensation and benefits	$82,240	$99,647
Three Months Ended March 31, 2025 and March 31, 2024
Employee compensation and benefits decreased $17.4 million, or 17%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The overall decrease was primarily driven by decreases in partnership interest-based compensation and equity-based compensation, partially offset by an increase in carried interest compensation. Partnership interest-based compensation decreased $17.8 million, or 59%, primarily due to award modifications that occurred in the first quarter of 2024 (as further described in Note 9 in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of the Quarterly Report on Form 10-Q). These awards do not dilute Class A common stockholders or impact our net cash flows. Equity-based compensation decreased $5.2 million, or 20%, primarily due to less liability-classified RSUs granted during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Carried interest compensation increased $2.8 million, or 109%, primarily due to higher realized carried interest during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
General, Administrative and Other
Three Months Ended March 31, 2025 and March 31, 2024
General, administrative and other increased $3.1 million, or 12%, to $28.3 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily driven by an increase in professional fees and travel related costs.
Net Other Income (Expense)
Three Months Ended March 31, 2025 and March 31, 2024
Investment income was $0.8 million for the three months ended March 31, 2025 compared to $5.7 million for the three months ended March 31, 2024, the change was primarily due to the change in value of private and public market investments.
Interest expense was $5.7 million for the three months ended March 31, 2025, which was generally consistent with interest expense of $5.9 million for the three months ended March 31, 2024.

Other income was $0.8 million for the three months ended March 31, 2025, which was generally consistent with other income of $0.6 million for the three months ended March 31, 2024 and consisted primarily of interest income in each period.
Change in fair value of warrant liabilities of $8.8 million for the three months ended March 31, 2025 was due to an increase in the fair value of the warrants from December 31, 2024 to March 31, 2025.
Provision for Income Taxes
Three Months Ended March 31, 2025 and March 31, 2024
Provision for income taxes primarily reflect U.S. federal and state income taxes on our share of taxable income generated by us, as well as local and foreign income taxes of certain of the our subsidiaries.
Our effective tax rate was 144% and (6)% for the three months ended March 31, 2025 and 2024, respectively. Our overall effective tax rate was greater than the statutory rate primarily due to the portion of income allocated to the noncontrolling interest holders, including profit interest expense, as well as a valuation allowance recorded against deferred tax assets and discrete tax adjustments recorded in the periods.
Net Income (Loss) Attributable to Noncontrolling Interests
Three Months Ended March 31, 2025 and March 31, 2024
Net income attributable to noncontrolling interests in subsidiaries was $0.2 million and $1.3 million for the three months ended March 31, 2025 and 2024, respectively. The decrease for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily attributable to a decrease in income generated by our consolidated subsidiaries not wholly owned by us.
Net loss attributable to noncontrolling interests in GCMH was $(1.7) million and $(22.3) million for the three months ended March 31, 2025 and 2024, respectively. The change in net loss attributable to noncontrolling interests in GCMH for the three months ended March 31, 2025, as compared to the three months March 31, 2024, was primarily attributable to a decrease in partnership-interest based compensation as described above, which was fully allocated to noncontrolling interests in GCMH and underlying performance of GCMH for the three months ended March 31, 2024.
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

	Three Months Ended March 31, 2025
(in millions, unaudited)	Private Markets Strategies	Absolute Return Strategies	Total FPAUM
Fee-paying AUM
Balance, beginning of period	$42,717	$22,048	$64,765
Contributions	2,365	327	2,692
Withdrawals	(27)	(376)	(403)
Distributions	(515)	(9)	(524)
Change in market value	28	(23)	5
Foreign exchange and other	(170)	34	(136)
Balance, end of period	$44,398	$22,001	$66,399
Contracted, not yet fee-paying AUM (“CNYFPAUM”) represents limited partner commitments which are expected to be invested and begin charging fees over the ensuing five years.

	As of
(in millions)	March 31, 2025	December 31, 2024
Contracted, not yet Fee-Paying AUM	$8,239	$8,202
AUM	$81,955	$80,077
Of the $8.2 billion CNYFPAUM as of March 31, 2025, approximately $2.7 billion is subject to an agreed upon fee ramp in schedule. The ramp in schedule will result in management fees being charged on approximately $0.7 billion, $0.8 billion and $1.2 billion of such amount in the remainder of 2025, in 2026, and in 2027 and beyond, respectively. Management fees will be charged on the remaining approximately $5.5 billion of CNYFPAUM as such capital is invested, which will depend on a number of factors, including the availability of eligible investment opportunities.
Three Months Ended March 31, 2025
FPAUM increased $1.6 billion, or 3%, to $66.4 billion during the three months ended March 31, 2025 due to $2.7 billion of contributions, offset by $0.4 billion and $0.5 billion of withdrawals and distributions, respectively, and a $0.1 billion decrease in foreign exchange and other movements.
•Private markets strategies FPAUM increased $1.7 billion, or 4%, to $44.4 billion during the three months ended March 31, 2025, primarily due to $2.4 billion of contributions, partially offset by $0.5 billion of distributions and a $0.2 billion decrease in foreign exchange and other movements.
•Absolute return strategies FPAUM remained consistent at $22.0 billion during the three months ended March 31, 2025, primarily due to $0.4 billion of withdrawals, partially offset by $0.3 billion of contributions.
CNYFPAUM remained generally consistent at $8.2 billion during the three months ended March 31, 2025.
AUM increased $1.9 billion, or 2%, to $82.0 billion during the three months ended March 31, 2025, primarily driven by a $1.6 billion increase in FPAUM, as well as mark to market increases that do not impact FPAUM.
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

Summary of Non-GAAP Financial Measures

	Three Months Ended March 31,
	2025	2024
	(in thousands, unaudited)
Revenues
Private markets strategies(1)	$66,925	$55,577
Absolute return strategies(1)	37,775	36,375
Management fees, net	104,700	91,952
Administrative fees and other operating income	1,463	2,863
Fee-Related Revenue	106,163	94,815
Less:
Cash-based employee compensation and benefits, net(2)	(38,097)	(36,987)
General, administrative and other, net(3)	(21,409)	(19,704)
Fee-Related Earnings	46,657	38,124
Fee-Related Earnings Margin(4)	44%	40%
Incentive fees:
Performance fees	3,818	5,987
Carried interest	11,250	4,131
Incentive fee related compensation and NCI:
Cash-based incentive fee related compensation	(5,158)	(4,189)
Carried interest compensation, net(5)	(6,019)	(2,551)
Carried interest attributable to noncontrolling interests	(452)	(585)
Realized investment income, net of amount attributable to noncontrolling interests in subsidiaries(6)	1,753	591
Interest income	880	579
Other income	(34)	(26)
Depreciation	681	305
Adjusted EBITDA	53,376	42,366
Depreciation	(681)	(305)
Interest expense	(5,663)	(5,923)
Adjusted Pre-Tax Income	47,032	36,138
Adjusted income taxes(7)	(11,758)	(8,926)
Adjusted Net Income	$35,274	$27,212
____________
(1)Excludes fund reimbursement revenue, net of $4.5 million and $3.9 million and excludes net revenue of noncontrolling interests of $0.1 million and $0.0 million in a consolidated subsidiary for the three months ended March 31, 2025 and 2024, respectively.
(2)Excludes severance expense of $1.1 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively.
(3)Excludes amortization of intangibles of $0.3 million for each of the three months ended March 31, 2025 and 2024. Also excludes $1.5 million and $0.1 million of contemplated corporate transaction related costs for the three months ended March 31, 2025 and 2024, respectively. Also excludes non-core expenses of $0.4 million and $1.2 million for the three months ended March 31, 2025 and 2024, respectively. Non-core expenses include office relocation costs of $0.9 million for the three months ended March 31, 2024. Also, excludes fund reimbursement revenue of $4.7 million and $3.9 million for the three months ended March 31, 2025 and 2024, respectively.
(4)Fee-related earnings margin represents fee-related earnings as a percentage of our management fee and other operating revenue, net of fund expense reimbursements, net and net revenue of noncontrolling interests in a consolidated subsidiary.
(5)Excludes the impact of non-cash carried interest compensation and other of $0.7 million for the three months ended March 31, 2025. The net non-cash carried interest compensation and other for the three months ended March 31, 2024 was de minimis.
(6)Investment income or loss is generally realized when we redeem all or a portion of our investment or when we receive or is due cash, such as a from dividends or distributions.
(7)Represents corporate income taxes at a blended statutory rate of 25.0% and 24.7% applied to Adjusted Pre-Tax Income for the three months ended March 31, 2025 and 2024, respectively. The 25.0% and 24.7% are based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 4.0% and 3.7%, respectively.

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
The following table shows reconciliations of incentive fees to net incentive fees attributable to GCM Grosvenor for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands, unaudited)
Incentive fees:
Performance fees	$3,818	$5,987
Carried interest	11,250	4,131
Less incentive fees contractually owed to others:
Cash carried interest compensation	(5,325)	(2,542)
Non-cash carried interest compensation and other	(694)	(9)
Carried interest attributable to other noncontrolling interest holders	(452)	(585)
Firm share of incentive fees(1)	8,597	6,982
Less: Cash-based incentive fee related compensation	(5,158)	(4,189)
Net Incentive Fees Attributable to GCM Grosvenor	$3,439	$2,793
____________
(1)Firm share represents incentive fees net of contractual obligations but before discretionary cash-based incentive compensation.
Adjusted Pre-Tax Income, Adjusted Net Income and Adjusted EBITDA
Adjusted Pre-Tax Income, Adjusted Net Income and Adjusted EBITDA are non-GAAP measures used to evaluate our profitability.
Adjusted Pre-Tax Income represents net income attributable to GCM Grosvenor Inc. including (a) net income (loss) attributable to GCMH, excluding (b) provision for income taxes, (c) changes in fair value of derivatives and warrant liabilities, (d) amortization expense, (e) partnership interest-based and non-cash compensation, (f) equity-based compensation, including cash-settled equity awards (as we view the cash settlement as a separate capital transaction), (g) unrealized investment income, (h) changes in TRA liability and (i) certain other items that we believe are not indicative of our core performance, including charges related to corporate transactions, employee severance, and office relocation costs.
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
The following table shows reconciliations of net income attributable to GCM Grosvenor Inc. and Adjusted Pre-Tax Income, Adjusted Net Income and Adjusted EBITDA for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands, unaudited)
Adjusted Pre-Tax Income & Adjusted Net Income
Net income attributable to GCM Grosvenor Inc.	$463	$2,124
Plus:
Net loss attributable to noncontrolling interests in GCMH	(1,728)	(22,333)
Provision for income taxes	3,591	1,110
Change in fair value of warrant liabilities	8,776	2,144
Amortization expense	328	328
Severance	1,104	286
Transaction expenses(1)	1,454	56
Changes in TRA liability and other(2)	51	1,003
Partnership interest-based compensation	12,225	30,002
Equity-based compensation	20,301	25,470
Other non-cash compensation	184	171
Less:
Unrealized investment (income) loss, net of noncontrolling interests	977	(4,214)
Non-cash carried interest compensation and other	(694)	(9)
Adjusted Pre-Tax Income	47,032	36,138
Less:
Adjusted income taxes(3)	(11,758)	(8,926)
Adjusted Net Income	$35,274	$27,212

Adjusted EBITDA
Adjusted Net Income	$35,274	$27,212
Plus:
Adjusted income taxes(3)	11,758	8,926
Depreciation expense	681	305
Interest expense	5,663	5,923
Adjusted EBITDA	$53,376	$42,366
____________
(1)Represents 2025 and 2024 expenses related to contemplated corporate transactions.
(2)Includes $0.9 million of office relocation costs for the three months ended March 31, 2024.
(3)Represents corporate income taxes at a blended statutory rate of 25.0% and 24.7% applied to Adjusted Pre-Tax Income for the three months ended March 31, 2025 and 2024, respectively. The 25.0% and 24.7% are based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 4.0% and 3.7%, respectively.

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
The following table shows a reconciliation of diluted weighted-average shares of Class A common stock outstanding to adjusted shares outstanding used in the computation of adjusted net income per share for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands, except share and per share amounts; unaudited)
Adjusted Net Income Per Share
Adjusted Net Income	$35,274	$27,212

Weighted-average shares of Class A common stock outstanding - basic	45,630,941	43,670,260
Exchange of partnership units	144,235,246	144,235,246
Weighted-average shares of Class A common stock outstanding - diluted	189,866,187	187,905,506
Effect of dilutive warrants, if antidilutive for GAAP	2,461,247	—
Effect of RSUs, if antidilutive for GAAP	2,594,014	2,270,669
Adjusted shares - diluted	194,921,448	190,176,175

Adjusted Net Income Per Share - Diluted	$0.18	$0.14
Fee-Related Revenue and Fee-Related Earnings
Fee-Related Revenue (“FRR”) is a non-GAAP measure used to highlight revenues from recurring management fees and administrative fees. FRR represents total operating revenues less (1) incentive fees, (2) net revenue of noncontrolling interests in a consolidated subsidiary and (3) fund reimbursement revenue, net. We believe FRR is useful to investors because it provides additional insight into our relatively stable management fee base separate from incentive fee revenues, which tend to have greater variability.
Fee-Related Earnings (“FRE”) is a non-GAAP metric used to highlight earnings from recurring management fees and administrative fees. FRE represents Adjusted EBITDA further adjusted to exclude (a) incentive fees, (b) other non-operating income, (c) depreciation expense and (d) realized investment income, net of amount attributable to noncontrolling interests in subsidiaries, and to include (a) incentive fee-related compensation and (b) carried interest attributable to other noncontrolling interest holders, net. We believe FRE is useful to investors because it provides additional insights into the management fee driven operating profitability of our business.
The following table shows reconciliations of Total Operating Revenues to Fee-Related Revenue for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands, unaudited)
Fee Related Revenue
Total Operating Revenues	$125,846	$108,866
Less:
Incentive fees	(15,068)	(10,118)
Fund reimbursement revenue, net	(4,528)	(3,933)
Other adjustments(1)	(87)	—
Fee-Related Revenue	$106,163	$94,815

____________
(1)Represents net revenue of noncontrolling interests in consolidated subsidiary
The following table shows reconciliations of Adjusted EBITDA to Fee-Related Earnings for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands, unaudited)
Adjusted EBITDA	$53,376	$42,366
Less:
Incentive fees	(15,068)	(10,118)
Depreciation expense	(681)	(305)
Other non-operating expense	(846)	(553)
Realized investment income, net of amount attributable to noncontrolling interests in subsidiaries(1)	(1,753)	(591)
Plus:
Incentive fee-related compensation	11,177	6,740
Carried interest attributable to other noncontrolling interest holders, net	452	585
Fee-Related Earnings	$46,657	$38,124
____________
(1)Investment income or loss is generally realized when we redeem all or a portion of our investment or when we receive or are due cash, such as a from dividends or distributions.
Liquidity and Capital Resources
We have historically financed our operations and working capital through net cash provided by operating activities and borrowings under our Term Loan Facility and Revolving Credit Facility (each as defined below). As of March 31, 2025, we had $94.5 million of cash and cash equivalents and available borrowing capacity of $50.0 million under our Revolving Credit Facility. On July 29, 2022, the SEC declared effective our Registration Statement on Form S-3, pursuant to which we may issue a combination of securities described in the prospectus in one or more offerings from time to time. Our primary cash needs are to fund working capital requirements, invest in growing our business, make investments in GCM Funds, make scheduled principal payments and interest payments on our outstanding indebtedness, pay dividends to holders of our Class A common stock, and pay tax distributions to members. Additionally, as a result of the Transaction, we need cash to make payments under the Tax Receivable Agreement. We expect that our cash flow from operations, current cash and cash equivalents and available borrowing capacity under our Revolving Credit Facility will be sufficient to fund our operations and planned capital expenditures and to service our debt obligations for the next twelve months and the foreseeable future.
We are required to maintain minimum net capital balances for regulatory purposes for certain of our foreign subsidiaries as well as our U.S. broker-dealer subsidiary. These net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of March 31, 2025 we are in compliance with these regulatory requirements.
Cash Flow

	Three Months Ended March 31,
	2025	2024
	(in thousands, unaudited)
Net cash provided by operating activities	$33,264	$24,204
Net cash used in investing activities	(1,140)	(8,657)
Net cash used in financing activities	(27,703)	(17,249)
Effect of exchange rate changes on cash	624	(789)
Net increase (decrease) in cash and cash equivalents	$5,045	$(2,491)

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
Net cash provided by operating activities was $33.3 million and $24.2 million for the three months ended March 31, 2025 and 2024, respectively. These operating cash flows were primarily driven by:
•net income of $42.7 million and $21.0 million for the three months ended March 31, 2025 and 2024, respectively, after adjusting for $43.8 million and $40.0 million of net non-cash activities for the three months ended March 31, 2025 and 2024, respectively;
•a decrease in working capital of $12.8 million during the three months ended March 31, 2025 as compared to an increase in working capital of $1.3 million during the three months ended March 31, 2024. The decrease is largely due to higher payments made for cash-based compensation, which were partially offset by an increase in collections related to incentive fees, during the three months ended March 31, 2025; and
•proceeds received from investments of $3.3 million and $1.9 million for the three months ended March 31, 2025 and 2024, respectively.
Net Cash Used in Investing Activities
Net cash used in investing activities was $(1.1) million and $(8.7) million for the three months ended March 31, 2025 and 2024, respectively. These investing cash flows were primarily driven by:
•purchases of premises and equipment of $(1.2) million and $(4.2) million during the three months ended March 31, 2025 and 2024, respectively;
•contributions/subscriptions to investments of $(5.9) million and $(6.0) million during the three months ended March 31, 2025 and 2024, respectively; partially offset by
•distributions received from investments of $5.9 million and $1.6 million during the three months ended March 31, 2025 and 2024, respectively.
Net Cash Used in Financing Activities
Net cash used in financing activities was $(27.7) million and $(17.2) million for the three months ended March 31, 2025 and 2024, respectively. These financing cash flows were primarily driven by:
•capital distributions paid to partners and member of $(19.1) million and $(7.9) million during the three months ended March 31, 2025 and 2024, respectively;
•capital distributions paid to noncontrolling interest holders of $(5.2) million and $(3.9) million during the three months ended March 31, 2025 and 2024, respectively;
•principal payments on the Term Loan Facility of $(1.1) million and $(1.0) million during each of the three months ended March 31, 2025 and 2024, respectively;
•dividends paid of $(5.1) million and $(4.7) million during the three months ended March 31, 2025 and 2024, respectively; partially offset by
•proceeds from the exercise of warrants of $2.8 million during the three months ended March 31, 2025.
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
On May 21, 2024, the Company amended the Term Loan Facility to, among other things, increase and extend the maturity date of the Term Loan Facility. The amendment increased the aggregate principal amount available from $388.0 million to $438.0 million, extended the maturity date from February 24, 2028 to February 25, 2030, decreased the interest rate margin to 2.25% over Term SOFR and removed the Benchmark Replacement Adjustment of 0.11%.
As of March 31, 2025, GCMH had borrowings of $434.7 million outstanding under the Term Loan Facility and no outstanding balance under the Revolving Credit Facility. As of March 31, 2025, we had available borrowing capacity of $50.0 million under our Revolving Credit Facility.
See Note 11 of our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of our outstanding indebtedness.
The terms of the Company’s current debt instruments contain covenants that may restrict the Company and its subsidiaries from paying distributions to its members. As a holding company, we are dependent upon the ability of GCMH to make distributions to its members, including us. However, the ability of GCMH to make such distributions is subject to its operating results, cash requirements and financial condition, restrictive covenants in our debt instruments and applicable Delaware law. These restrictions include restrictions on the payment of distributions whenever the payment of such distributions would cause GCMH to no longer be in compliance with any of its financial covenants under the Term Loan Facility. Absent an event of default under the Credit Agreement governing the terms of the Term Loan Facility, GCMH may make unlimited distributions when the Total Leverage Ratio (as defined in the Credit Agreement) is below stated thresholds. As of March 31, 2025, the Total Leverage Ratio was below such stated thresholds and we were in compliance with all financial covenants.
See Note 12 of our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of our interest rate derivatives to hedge interest rate risk related to the Company’s outstanding indebtedness.
Dividend Policy
We are a holding company with no material assets other than our indirect ownership of equity interests in GCMH and certain deferred tax assets. As such, we do not have any independent means of generating revenue. However, management of GCM Grosvenor expects to cause GCMH to make distributions to its members, including us, in an amount at least sufficient to allow us to pay all applicable taxes, to make payments under the Tax Receivable Agreement, and to pay our corporate and other overhead expenses. On May 5, 2025, GCMG’s Board of Directors declared a quarterly dividend of $0.11 per share of Class A common stock to record holders as of the close of business on June 6, 2025. The payment date will be June 16, 2025. The payment of cash dividends on shares of our Class A common stock in the future, in this amount or otherwise, will be within the discretion of GCMG’s Board of Directors at such time.
Stock Repurchase Plan
On August 6, 2021, GCMG’s Board of Directors authorized a stock repurchase plan which may be used to repurchase our outstanding Class A common stock and warrants to purchase Class A common stock. Our Class A common stock and warrants may be repurchased from time to time in open market transactions, in privately negotiated transactions, including with employees or otherwise, pursuant to the requirements of Rule 10b5-1 and Rule 10b-18 of the Exchange Act, as well as to retire (by cash settlement or the payment of tax withholding amounts upon net settlement) equity-based awards granted under our 2020 Incentive Award Plan, as amended and restated (and any successor plan thereto), with the terms and conditions of these repurchases depending on legal requirements, price, market and economic conditions and other factors. We are not obligated under the terms of the program to repurchase any of our Class A common stock or warrants, the program has no expiration date and we may suspend or terminate the program at any time without prior notice. Any shares of Class A common stock and any warrants repurchased as part of this program will be canceled. GCMG’s Board of Directors has made subsequent increases to its stock repurchase authorization for shares and warrants. As of December 31, 2024, the total authorization was $140 million, excluding fees and expenses. On February 6, 2025, GCMG's Board of Directors increased the firm's existing share repurchase authorization by $50 million, from $140 million to $190 million.

For the three months ended March 31, 2025, we spent $0.3 million to reduce Class A shares to be issued to employees, including amounts withheld to satisfy tax obligations in connection with the settlement of RSUs. No shares of Class A common stock or warrants were repurchased during the three months ended March 31, 2025. As of March 31, 2025, $81.7 million remained available under our stock repurchase plan.
In April 2025, the Company repurchased 1,299,364 shares for RSUs that were settled in cash, including amounts withheld in connection with the payment of tax withholding obligations, for $16.4 million, or an average of $12.61 per share. On May 1, 2025, the Company repurchased 168,600 shares for RSUs that were released, including amounts withheld in connection with the payment of tax withholding obligations, for $2.1 million, or an average of $12.59 per share. As of May 1, 2025, the Company had $63.2 million remaining under the stock repurchase plan.
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
Tax Receivable Agreement
Exchanges of Grosvenor common units by limited partners of GCMH will result in increases in the tax basis in our share of the assets of GCMH and its subsidiaries that otherwise would not have been available. These increases in tax basis are expected to increase our depreciation and amortization deductions and create other tax benefits, and therefore may reduce the amount of tax that we would otherwise be required to pay in the future. The Tax Receivable Agreement requires us to pay 85% of the amount of these and certain other tax benefits, if any, that we realize (or are deemed to realize in certain circumstances) to the TRA Parties. As of March 31, 2025, the amount payable to related parties pursuant to the Tax Receivable Agreement was $51.4 million.
Recent Updates
On April 14, 2025, the Company entered into a share purchase agreement (the "Purchase Agreement”) with Sumitomo Mitsui Trust Bank, Limited (“SuMi TRUST”) for the issuance and sale in a registered direct offering of 3,752,965 shares of the Company’s Class A common stock to SuMi Trust at an offering price of $13.322799 per share, which represents the 10-day volume-weighted average price of our Class A common stock ending March 31, 2025, for net proceeds of approximately $49.8 million. The transaction was closed on April 22, 2025.
Contractual Obligations, Commitments and Contingencies
See Note 13 in the notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of the lease payments. There are no other material changes outside of the ordinary course of business in our contractual obligations, commitments and contingencies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
Our critical accounting policies are more fully described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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
Based on the floating rate component of our Term Loan Facility and excluding any impact of interest rate hedges as of March 31, 2025, we estimate that a 100 basis point increase in SOFR would result in increased interest expense of $4.3 million over the next 12 months.
There have been no material changes in our market risks during the three months ended March 31, 2025. For additional information, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are a defendant in various lawsuits related to our business. We do not believe that the outcome of any current litigation will have a material effect on our condensed consolidated statements of financial condition or statements of income (loss).
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

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors since our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2025, we did not purchase any shares of Class A common stock or warrants to purchase shares of Class A common stock. See Note 6 of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about our stock repurchase plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c) Insider Trading Arrangements and Policies.
During the first quarter of 2025, none of the Company’s directors or executive officers adopted or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS
The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

2.1†	Transaction Agreement, dated as of August 2, 2020, by and among CF Finance Acquisition Corp., CF Finance Intermediate Acquisition, LLC, CF Finance Holdings, LLC, Grosvenor Holdings, L.L.C., GCM Grosvenor Holdings, LLC, Grosvenor Capital Management Holdings, LLLP, GCM Grosvenor Management, LLC, Grosvenor Holdings II, L.L.C., GCMH GP, L.L.C., GCM V, LLC, and GCM Grosvenor Inc.	8-K/A	001-38759	2.1	08/04/20
3.1	Amended and Restated Certificate of Incorporation of GCM Grosvenor Inc.	8-K	001-39716	3.1	11/20/20
3.2	Amended and Restated Bylaws of GCM Grosvenor Inc.	8-K	001-39716	3.2	11/20/20
4.1	Warrant Agreement, dated December 12, 2018, between Continental Stock Transfer & Trust Company and CF Finance Acquisition Corp.	8-K	001-38759	4.1	12/17/18
10.1	GCM Grosvenor Inc. Non-Employee Director Compensation Policy (effective as of April 1, 2025)	8-K	001-39716	10.1	2/10/25
10.2	Acknowledgement and Agreement, effective as of March 1, 2025, between Frederick E. Pollock and Grosvenor Capital Management, L.P.					*
10.3	Share Purchase Agreement, dated April 14, 2025, between GCM Grosvenor Inc. and Sumitomo Mitsui Trust Bank, Limited	8-K	001-39716	10.1	4/15/25
31.1	Chief Executive Officer Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002					*
31.2	Chief Financial Officer Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002					*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					**
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

GCM GROSVENOR INC.
Date: May 7, 2025	By:	/s/ Michael J. Sacks
Michael J. Sacks
Chief Executive Officer
(Principal Executive Officer)

GCM GROSVENOR INC.
Date: May 7, 2025	By:	/s/ Pamela L. Bentley
Pamela L. Bentley
Chief Financial Officer
(Principal Financial Officer)