Form 10-Q
period 2025-09-30
GCM Grosvenor Inc.
filed 2025-11-05
CIK 1819796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 3, 2025, there were 52,530,599 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding and 141,665,831 shares of the registrant’s Class C common stock, par value $0.0001 per share, outstanding.

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
•“CF Sponsor” are to CF Finance Holdings, LLC, a Delaware limited liability company;
•“clients” are to persons who invest in our funds, even if such persons are not deemed clients of our registered investment adviser subsidiaries for purposes of the Investment Advisers Act of 1940, as amended;
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
•“Management LLC” are to GCM Grosvenor Management, LLC, a Delaware limited liability company;
•“NAV” are to net asset value;
•“Sunset Date” are to the date the GCMH Equityholders beneficially own a number of voting shares representing less than 20% of the number of shares of Class A common stock beneficially owned by the GCMH Equityholders immediately following the Closing Date (assuming, for this purpose, that all outstanding Grosvenor common units are and were exchanged at the applicable measurement time by the GCMH Equityholders for shares of Class A common stock in accordance with the Amended and Restated Limited Liability Limited Partnership Agreement of GCMH and without regard to the lock-up or any other restriction on exchange);
•“Transaction” are to the transactions contemplated by the definitive transaction agreement, dated as of August 2, 2020, by and among CF Finance Acquisition Corp., a Delaware corporation, IntermediateCo, CF Finance Holdings, LLC, a Delaware limited liability company, GCMH, the GCMH Equityholders, GCMH GP, L.L.C., GCM V and us; and
•“TRA Parties” are to the GCMH Equityholders, and their successors and assigns with respect to the Tax Receivable Agreement (“TRA”).

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. These statements include but are not limited to, statements regarding our future results of operations and financial condition; business strategy, plans and objectives for future operations; anticipated and future payments of dividends and capital return plans; liquidity and capital resources; market opportunity and changes in investor perceptions of alternative investments; industry and business trends; regulatory, legall, tax and accounting developments and their potential impacts; our ability to expand our product offerings for certain investors; and our relationships with our existing clients as part of our growth strategies. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GCM Grosvenor Inc.
Condensed Consolidated Statements of Financial Condition
(In thousands, except share and per share amounts)

	As of
	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and cash equivalents	$182,749	$89,454
Management fees receivable	23,541	28,387
Incentive fees receivable	17,606	58,346
Due from related parties	14,913	12,681
Investments	268,944	257,807
Premises and equipment, net	24,467	22,683
Lease right-of-use assets	40,171	41,146
Intangible assets, net	328	1,314
Goodwill	28,959	28,959
Deferred tax assets, net	60,810	51,160
Other assets	23,445	20,794
Total assets	685,933	612,731
Liabilities and Equity (Deficit)
Accrued compensation and employee related obligations	86,649	112,519
Debt	429,335	432,039
Payable to related parties pursuant to the tax receivable agreement	60,587	51,429
Lease liabilities	52,201	53,876
Warrant liabilities	9,342	22,510
Accrued expenses and other liabilities	43,996	30,697
Total liabilities	682,110	703,070
Commitments and contingencies (Note 13)

Preferred stock, $0.0001 par value, 100,000,000 shares authorized, none issued	—	—
Class A common stock, $0.0001 par value, 700,000,000 authorized; 53,351,513 and 44,899,246 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	5	4
Class B common stock, $0.0001 par value, 500,000,000 authorized, none issued	—	—
Class C common stock, $0.0001 par value, 300,000,000 authorized; 141,665,831 and 144,235,246 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	14	14
Additional paid-in capital	20,322	5,752
Accumulated other comprehensive income (loss)	(504)	1,650
Retained earnings	(27,227)	(35,040)
Total GCM Grosvenor Inc. deficit	(7,390)	(27,620)
Noncontrolling interests in subsidiaries	47,320	52,233
Noncontrolling interests in GCMH	(36,107)	(114,952)
Total equity (deficit)	3,823	(90,339)
Total liabilities and equity (deficit)	$685,933	$612,731

See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Income (Loss)
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Management fees	$105,916	$98,537	$317,155	$294,265
Incentive fees	25,471	23,304	56,797	49,459
Other operating income	3,580	1,090	6,518	5,027
Total operating revenues	134,967	122,931	380,470	348,751
Expenses
Employee compensation and benefits	66,094	73,317	223,197	240,919
General, administrative and other	24,699	24,617	78,524	77,960
Total operating expenses	90,793	97,934	301,721	318,879
Operating income (loss)	44,174	24,997	78,749	29,872
Investment income	7,290	2,677	13,836	9,644
Interest expense	(5,570)	(5,918)	(17,141)	(17,975)
Other income	948	531	2,976	1,478
Change in fair value of warrant liabilities	1,864	(6,966)	12,476	(9,290)
Net other income (expense)	4,532	(9,676)	12,147	(16,143)
Income before income taxes	48,706	15,321	90,896	13,729
Provision for income taxes	3,624	3,190	7,013	7,544
Net income	45,082	12,131	83,883	6,185
Less: Net income attributable to noncontrolling interests in subsidiaries	1,496	692	2,651	1,093
Less: Net income (loss) attributable to noncontrolling interests in GCMH	33,091	7,283	54,837	(5,988)
Net income attributable to GCM Grosvenor Inc.	$10,495	$4,156	$26,395	$11,080

Earnings (loss) per share of Class A common stock:
Basic	$0.20	$0.09	$0.53	$0.25
Diluted	$0.16	$0.03	$0.23	$(0.06)
Weighted average shares of Class A common stock outstanding:
Basic	53,590,790	45,163,779	50,127,786	44,591,650
Diluted	197,478,011	190,597,566	196,265,764	188,826,896
See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$45,082	$12,131	$83,883	$6,185
Other comprehensive income (loss), net of tax:
Net change in cash flow hedges	(2,013)	(13,713)	(12,892)	(13,097)
Foreign currency translation adjustment	(399)	1,345	1,328	164
Total other comprehensive loss	(2,412)	(12,368)	(11,564)	(12,933)
Comprehensive income (loss) before noncontrolling interests	42,670	(237)	72,319	(6,748)
Less: Comprehensive income attributable to noncontrolling interests in subsidiaries	1,496	692	2,651	1,093
Less: Comprehensive income (loss) attributable to noncontrolling interests in GCMH	31,231	(2,811)	45,427	(16,447)
Comprehensive income attributable to GCM Grosvenor Inc.	$9,943	$1,882	$24,241	$8,606
See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Equity (Deficit)
(Unaudited)
(In thousands)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Noncontrolling Interests in GCMH	Total Equity (Deficit)
Balance at June 30, 2025	$5	$14	$18,953	$(31,309)	$48	$46,749	$(55,099)	$(20,639)

Capital contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	813	—	813
Capital distributions paid to noncontrolling interests	—	—	—	—	—	(1,738)	—	(1,738)
Issuance of Class A common stock due to exercised warrants	—	—	180	—	—	—	477	657
Settlement of equity-based compensation in satisfaction of withholding tax requirements	—	—	(219)	—	—	—	(582)	(801)
Partners’ distributions	—	—	—	—	—	—	(18,078)	(18,078)
Deemed contributions	—	—	—	—	—	—	1,727	1,727
Proceeds from Share Purchase Agreement	—	—	—	—	—	—	—	—
Exchange of Partnership units for Class A common stock	—	—	1	—	—	—	—	1
Net change in cash flow hedges	—	—	—	—	(443)	—	(1,570)	(2,013)
Translation adjustment	—	—	—	—	(109)	—	(290)	(399)
Equity-based compensation, equity-classified awards	—	—	1,572	—	—	—	4,182	5,754
Declared dividends	—	—	—	(6,413)	—	—	—	(6,413)
Deferred tax and other tax adjustments	—	—	(130)	—	—	—	—	(130)
Equity reallocation between controlling and non-controlling interests	—	—	(35)	—	—	—	35	—
Net income (loss)	—	—	—	10,495	—	1,496	33,091	45,082
Balance at September 30, 2025	$5	$14	$20,322	$(27,227)	$(504)	$47,320	$(36,107)	$3,823

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Noncontrolling Interests in GCMH	Total Equity (Deficit)
Balance at December 31, 2024	$4	$14	$5,752	$(35,040)	$1,650	$52,233	$(114,952)	$(90,339)

Capital contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	2,051	—	2,051
Capital distributions paid to noncontrolling interests	—	—	—	—	—	(9,615)	—	(9,615)
Issuance of Class A common stock due to exercised warrants	—	—	986	—	—	—	3,052	4,038
Settlement of equity-based compensation in satisfaction of withholding tax requirements	—	—	(4,199)	—	—	—	(12,050)	(16,249)
Partners’ distributions	—	—	—	—	—	—	(56,384)	(56,384)
Deemed contributions	—	—	—	—	—	—	30,275	30,275
Proceeds from Share Purchase Agreement, net	1	—	12,635	—	—	—	37,197	49,833
Exchange of Partnership units for Class A common stock	—	—	(1,419)	—	—	—	1,419	—
Net change in cash flow hedges	—	—	—	—	(2,470)	—	(10,422)	(12,892)
Translation adjustment	—	—	—	—	316	—	1,012	1,328
Equity-based compensation, equity-classified awards	—	—	8,781	—	—	—	26,520	35,301
Declared dividends	—	—	—	(18,582)	—	—	—	(18,582)
Deferred tax and other tax adjustments	—	—	1,175	—	—	—	—	1,175
Equity reallocation between controlling and non-controlling interests	—	—	(3,389)	—	—	—	3,389	—
Net income (loss)	—	—	—	26,395	—	2,651	54,837	83,883
Balance at September 30, 2025	$5	$14	$20,322	$(27,227)	$(504)	$47,320	$(36,107)	$3,823

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Noncontrolling Interests in GCMH	Total Equity (Deficit)
Balance at June 30, 2024	$4	$14	$5,052	$(35,999)	$2,430	$54,311	$(119,519)	$(93,707)

Capital contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	559	—	559
Capital distributions paid to noncontrolling interests	—	—	—	—	—	(2,090)	—	(2,090)
Settlement of equity-based compensation in satisfaction of withholding tax requirements	—	—	(575)	—	—	—	(1,858)	(2,433)
Partners’ distributions	—	—	—	—	—	—	(26,833)	(26,833)
Deemed contributions	—	—	—	—	—	—	13,435	13,435
Net change in cash flow hedges	—	—	—	—	(2,593)	—	(11,120)	(13,713)
Translation adjustment	—	—	—	—	319	—	1,026	1,345
Equity-based compensation, equity-classified awards	—	—	837	—	—	—	2,699	3,536
Declared dividends	—	—	—	(5,274)	—	—	—	(5,274)
Deferred tax and other tax adjustments	—	—	(1)	—	—	—	—	(1)
Equity reallocation between controlling and non-controlling interests	—	—	—	(249)	—	—	249	—
Net income (loss)	—	—	—	4,156	—	692	7,283	12,131
Balance at September 30, 2024	$4	$14	$5,313	$(37,366)	$156	$53,472	$(134,638)	$(113,045)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Noncontrolling Interests in GCMH	Total Equity (Deficit)
Balance at December 31, 2023	$4	$14	$1,936	$(32,218)	$2,630	$59,757	$(143,352)	$(111,229)

Capital contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	1,357	—	1,357
Capital distributions paid to noncontrolling interests	—	—	—	—	—	(8,735)	—	(8,735)
Settlement of equity-based compensation in satisfaction of withholding tax requirements	—	—	(2,967)	—	—	—	(9,780)	(12,747)
Partners’ distributions	—	—	—	—	—	—	(42,698)	(42,698)
Deemed contributions	—	—	—	—	—	—	55,025	55,025
Net change in cash flow hedges	—	—	—	—	(2,520)	—	(10,577)	(13,097)
Translation adjustment	—	—	—	—	46	—	118	164
Equity-based compensation, equity-classified awards	—	—	6,821	—	—	—	22,631	29,452
Declared dividends	—	—	—	(16,245)	—	—	—	(16,245)
Deferred tax and other tax adjustments	—	—	(477)	—	—	—	—	(477)
Equity reallocation between controlling and non-controlling interests	—	—	—	17	—		(17)	—
Net income (loss)	—	—	—	11,080	—	1,093	(5,988)	6,185
Balance at September 30, 2024	$4	$14	$5,313	$(37,366)	$156	$53,472	$(134,638)	$(113,045)

See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$83,883	$6,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,318	2,322
Equity-based compensation, equity-classified awards	35,301	29,452
Deferred income tax expense	2,155	5,477
Other non-cash compensation	305	440
Partnership interest-based compensation	30,275	55,025
Amortization of debt issuance costs	581	705
Amortization of terminated swap	(5,671)	(5,692)
Loss on extinguishment of debt	—	157
Change in fair value of warrant liabilities	(12,476)	9,290
Change in payable to related parties pursuant to tax receivable agreement	—	49
Proceeds received from investments	13,230	8,401
Non-cash investment income	(13,836)	(9,644)
Non-cash lease expense	2,851	4,646
Other	(15)	400
Change in assets and liabilities:
Management fees receivable	4,953	4,368
Incentive fees receivable	40,740	1,079
Due from related parties	(2,223)	6,182
Other assets	(2,527)	(4,944)
Accrued compensation and employee related obligations	(27,105)	(13,758)
Lease liabilities, net	(3,584)	4,461
Accrued expenses and other liabilities	4,903	6,073
Net cash provided by operating activities	155,058	110,674
Cash flows from investing activities
Purchases of premises and equipment	(3,940)	(15,613)
Contributions/subscriptions to investments	(23,684)	(17,201)
Distributions from investments	13,153	7,706
Net cash used in investing activities	(14,471)	(25,108)
Cash flows from financing activities
Capital contributions received from noncontrolling interests	2,051	1,357
Capital distributions paid to partners and member	(56,384)	(42,698)
Capital distributions paid to noncontrolling interests	(9,615)	(9,185)
Proceeds from senior loan issuance	—	50,000
Principal payments on senior loan	(3,285)	(2,095)
Debt issuance costs	—	(556)
Proceeds from exercise of warrants	3,347	—
Settlement of equity-based compensation in satisfaction of withholding tax requirements	(16,249)	(12,747)
Proceeds from Share Purchase Agreement, net	49,833	—
Dividends paid	(17,978)	(15,604)
Net cash used in financing activities	(48,280)	(31,528)
Effect of exchange rate changes on cash	988	55
Net increase in cash and cash equivalents	$93,295	$54,093
Cash and cash equivalents
Beginning of period	89,454	44,354
End of period	$182,749	$98,447
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$21,689	$24,506
Cash paid during the period for income taxes, net	$5,297	$5,591
Supplemental disclosure of cash flow information from operating activities
Non-cash right-of-use assets obtained in exchange for new and modified operating leases	$1,979	$9,057
Non-cash adjustment to operating lease right-of-use assets from lease modification	$(262)	$(530)
Supplemental disclosure of cash flow information from investing activities
Non-cash premises and equipment additions in accrued expenses and other liabilities	$—	$—
Supplemental disclosure of non-cash information from financing activities
Deemed contributions from GCMH Equityholders	$30,275	$55,025
Establishment of deferred tax assets, net related to non-cash activities	$1,175	$(477)
Non-cash change in payable to related parties pursuant to tax receivable agreement	$9,158	$—
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
GCMG was incorporated on July 27, 2020 under the laws of the State of Delaware for the purpose of consummating the Transaction and merging with CF Finance Acquisition Corp. (“CFAC”), which was incorporated on July 9, 2014 under the laws of the State of Delaware. GCMG owns all of the equity interests of GCM Grosvenor Holdings, LLC (“IntermediateCo”), formerly known as CF Finance Intermediate Acquisition, LLC until November 18, 2020, which is the general partner of GCMH subsequent to the Transaction. GCMG’s ownership (through IntermediateCo) of GCMH as of September 30, 2025 and December 31, 2024 was approximately 27.4% and 23.7%, respectively.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all necessary adjustments (which consists of only normal recurring items) have been made to fairly present the Condensed Consolidated Financial Statements for the interim periods presented. Results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”).
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
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 replaces the previous development stage model with guidance that requires capitalization of internal-use software costs once a project has been authorized and funding has been committed, provided completion is considered probable. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-06.
3. Revenues
For the three and nine months ended September 30, 2025 and 2024, management fees and incentive fees consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Management fees	2025	2024	2025	2024
Management fees, net	$101,494	$95,064	$304,061	$283,513
Fund expense reimbursement revenue	4,422	3,473	13,094	10,752
Total management fees	$105,916	$98,537	$317,155	$294,265

	Three Months Ended September 30,		Nine Months Ended September 30,
Incentive fees	2025	2024	2025	2024
Performance fees	$1,342	$2,745	$6,593	$13,078
Carried interest	24,129	20,559	50,204	36,381
Total incentive fees	$25,471	$23,304	$56,797	$49,459
The Company recognized revenues of less than $0.1 million and $0.5 million during the three months ended September 30, 2025 and 2024, respectively, and $0.9 million and $0.5 million during the nine months ended September 30, 2025 and 2024, respectively that was previously received and deferred at the beginning of the respective periods.
4. Investments
Investments consist of the following:

	As of
	September 30, 2025	December 31, 2024
Equity method investments	$251,672	$245,567
Other investments	17,272	12,240
Total investments	$268,944	$257,807
As of September 30, 2025 and December 31, 2024, the Company held investments of $268.9 million and $257.8 million, respectively, of which $42.5 million and $49.0 million were owned by noncontrolling interest holders, respectively. Net income (loss) and cash flow from investments held by noncontrolling interest holders will not be attributable to the Company.
On February 28, 2025, the Company closed a joint venture, Grove Lane Partners LLC (“Grove Lane”), a premier distribution platform to broaden individual investor access to alternative investments. Upon closing, the Company made a total capital commitment of $15.0 million in exchange for a 49% interest in Grove Lane, which we account for using the equity

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

method of accounting. Under the terms of the joint venture agreement, the Company maintains the right, but not the obligation, to purchase the remaining 51% interest at a future date based on an agreed upon future value. As of September 30, 2025, the Company has funded $2.0 million of its capital commitment.
Other Investments
See Note 5 for fair value disclosures of certain investments held within other investments. The Company also holds $0.1 million and $0.2 million of other investments not held at fair value held within other investments as of September 30, 2025 and December 31, 2024.
5. Fair Value Measurements
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis and level of inputs used for such measurements as of September 30, 2025 and December 31, 2024:

	Fair Value as of September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$114,306	$—	$—	$114,306
Other investments	—	—	17,126	17,126
Total assets	$114,306	$—	$17,126	$131,432

Liabilities
Public warrants	$8,768	$—	$—	$8,768
Private warrants	—	—	574	574
Interest rate derivatives	—	11,699	—	11,699
Total liabilities	$8,768	$11,699	$574	$21,041

	Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$43,804	$—	$—	$43,804
Other investments	—	—	11,993	11,993
Total assets	$43,804	$—	$11,993	$55,797

Liabilities
Public warrants	$21,149	$—	$—	$21,149
Private warrants	—	—	1,361	1,361
Interest rate derivatives	—	3,532	—	3,532
Total liabilities	$21,149	$3,532	$1,361	$26,042
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
Other Investments
Investments in the subordinated notes of structured alternatives investment solutions are not publicly traded and are classified as Level 3. During the three months ended September 30, 2025, the Company closed on a new subordinated notes investment, which is valued at the transaction price. Management determines the fair value of its other investments, excluding the new subordinated notes investment that recently closed, using a discounted cash flow analysis (“Cash Flow Analysis”), which includes assumptions regarding the expected deployment and realization timing of the private investment. This position was classified as Level 3 as of September 30, 2025 and December 31, 2024 because of the use of significant unobservable inputs in the Cash Flow Analysis as follows:

	September 30, 2025		December 31, 2024		Impact to Valuation from an Increase in Input(2)
Significant Unobservable Inputs(1)	Range	Weighted Average	Range	Weighted Average
Discount rate(3)	25.3% – 27.3%	26.5%	25.8% - 27.8%	26.8%	Decrease
Expected remaining term (years)	7 – 11	N/A	8 – 12	N/A	Decrease
Expected total value to paid in capital – private assets(4)	1.55x – 2.10x	1.87x	1.55x – 2.13x	1.87x	Increase
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
The resulting fair values of $17.1 million and $12.0 million were recorded within investments in the Condensed Consolidated Statements of Financial Condition as of September 30, 2025 and December 31, 2024, respectively.
The following table presents changes in Level 3 assets measured at fair value for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at beginning of period	$12,509	$11,779	$11,993	$11,192
Purchases	3,601	—	3,601	—
Change in fair value	1,016	(114)	1,532	473
Balance at end of period	$17,126	$11,665	$17,126	$11,665
Public Warrants
The public warrants are valued using quoted market prices on the Nasdaq Stock Market LLC under the ticker GCMGW.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
Private Warrants
The private warrants were classified as Level 3 as of September 30, 2025 and December 31, 2024 because of the use of significant unobservable inputs in the valuation, however the overall private warrant valuation and change in fair value are not material to the Condensed Consolidated Financial Statements.
The valuations for the private warrants were determined to be $0.64 and $1.51 per unit as of September 30, 2025 and December 31, 2024, respectively. The resulting fair values of $0.6 million and $1.4 million were recorded within warrant liabilities in the Condensed Consolidated Statements of Financial Condition as of September 30, 2025 and December 31, 2024, respectively. See Note 7 for additional information regarding the warrant activity.
The following table presents changes in Level 3 liabilities measured at fair value for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at beginning of period	$691	$529	$1,361	$389
Change in fair value	(117)	421	(787)	561
Balance at end of period	$574	$950	$574	$950
6. Equity
Shares of Common Stock Outstanding
The following table shows a rollforward of the common stock outstanding for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Class A common stock	Class B common stock	Class C common stock	Class A common stock	Class B common stock	Class C common stock
Beginning of period	53,217,309	—	141,665,831	44,899,246	—	144,235,246
Exercise of warrants	50,834	—	—	291,024	—	—
Issuance of Class A common stock	—	—	—	3,752,965	—	—
Net shares delivered for vested RSUs	83,370	—	—	1,838,863	—	—
Exchange of Partnership units for Class A common stock and cancellation of Class C common stock	—	—	—	2,569,415	—	(2,569,415)
End of period	53,351,513	—	141,665,831	53,351,513	—	141,665,831

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Class A common stock	Class B common stock	Class C common stock	Class A common stock	Class B common stock	Class C common stock
Beginning of period	44,560,068	—	144,235,246	42,988,563	—	144,235,246
Net shares delivered for vested RSUs	325,453	—	—	1,896,958	—	—
End of period	44,885,521	—	144,235,246	44,885,521	—	144,235,246

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

During the three and nine months ended September 30, 2025, 50,834 and 291,024 public warrants were exercised resulting in $0.6 million and $3.3 million of proceeds, respectively.
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
As of September 30, 2025, 334,988 RSUs were vested, but not yet delivered, and are therefore not yet included in outstanding Class A common stock. The delivery of vested RSUs will be reduced by the number of shares withheld to satisfy statutory withholding tax obligations as well as RSUs that are settled in cash. See Note 10 for additional information on the Company’s RSUs.
During the nine months ended September 30, 2025, the Company exchanged 2,569,415 Partnership common units for 2,569,415 shares of Class A common stock to deliver in settlement of the vested GCMH Equityholders Awards. At the same time, 2,569,415 shares of Class C common stock were cancelled. This conversion did not result in any cash transferred. As of September 30, 2025, 4,400,000 GCMH Equityholders Awards were vested, but not yet delivered, and are therefore not yet included in outstanding Class A common stock. See Note 9 for additional information on the Company’s GCMH Equityholders Awards.
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
Dividends
Dividends are reflected in the Condensed Consolidated Statements of Equity (Deficit) when declared by the Board of Directors. The table below summarizes dividends declared to date during 2025:

Declaration Date	Record Date	Payment Date	Dividend per Class A Common Share
February 6, 2025	March 3, 2025	March 17, 2025	$0.11
May 5, 2025	June 6, 2025	June 16, 2025	$0.11
August 4, 2025	September 2, 2025	September 16, 2025	$0.11
October 14, 2025	December 1, 2025	December 15, 2025	$0.12
Dividend equivalent payments of $2.7 million were accrued for holders of undelivered RSUs as of September 30, 2025. Distributions to partners represent distributions made to GCMH Equityholders.
Stock Repurchase Plan
On August 6, 2021, GCMG’s Board of Directors authorized a stock repurchase plan which may be used to repurchase shares of the Company’s outstanding Class A common stock and warrants to purchase shares of Class A common stock. Class A common stock and warrants may be repurchased from time to time in open market transactions, in privately negotiated transactions, including with employees or otherwise, pursuant to the requirements of Rule 10b5-1 and Rule 10b-18 of the Exchange Act, as well as to retire (by cash settlement or the payment of tax withholding amounts upon net settlement) equity-based awards granted under our 2020 Incentive Award Plan, as amended and restated (and any successor plan thereto), with the terms and conditions of these repurchases depending on legal requirements, price, market and economic conditions and other factors. The Company is not obligated under the terms of the plan to repurchase any of its Class A common stock or warrants, the program has no expiration date and the Company may suspend or terminate the program at any time without prior notice. Any shares of Class A common stock and any warrants repurchased as part of this program will be canceled. GCMG’s Board of Directors has made subsequent increases to its original stock repurchase authorization amount for shares and warrants. As of December 31, 2024, the total authorization was $140 million, excluding fees and expenses. On February 6, 2025, GCMG’s

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

Board of Directors increased the firm's existing repurchase authorization by $50 million, from $140 million to $190 million. On August 4, 2025, GCMG’s Board of Directors further increased the Company’s existing repurchase authorization by $30 million, from $190 million to $220 million.
During the three and nine months ended September 30, 2025, the Company repurchased 61,974 and 2,032,080 shares, respectively, which reflects both RSUs that were settled in cash and shares retired in connection with the net share settlement of equity-based awards, for $0.8 million and $25.7 million, or an average of $12.89 and $12.63 per share, respectively. See Note 10 for additional information regarding RSUs. Other than the deemed repurchases described above, the Company did not repurchase shares of Class A common stock during the three and nine months ended September 30, 2025. As of September 30, 2025, the Company had $86.4 million remaining under the stock repurchase plan.
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
Each public warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. The warrants expire 5 years after the consummation of the Transaction, or earlier upon redemption or liquidation. The public warrant holders do not have the rights or privileges of holders of Class A common stock and any voting rights until they exercise their warrants and receive shares of Class A common stock. After the issuance of shares of Class A common stock, upon exercise of the warrants, each holder will be entitled to one vote for each share held of record on all matters to be voted on by stockholders. The warrants expire on November 17, 2025.
The private placement warrants (including the Class A common stock issuable upon exercise of the private placement warrants) will not be redeemable by the Company so long as they are held by CF Sponsor, Holdings or their permitted transferees. CF Sponsor, Holdings or their permitted transferees, have the option to exercise the private placement warrants on a cashless basis.
The following table shows public and private warrants outstanding for the three months ended September 30, 2025:

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Public Warrants	Private Warrants	Total	Public Warrants	Private Warrants	Total
Outstanding, beginning of period	16,544,780	900,000	17,444,780	16,784,970	900,000	17,684,970
Exercises of warrants	(50,834)	—	(50,834)	(291,024)	—	(291,024)
Outstanding, end of period	16,493,946	900,000	17,393,946	16,493,946	900,000	17,393,946
During the three and nine months ended September 30, 2025, 50,834 and 291,024 public warrants were exercised resulting in $0.6 million and $3.3 million of proceeds, respectively. No warrants were exercised or repurchased the three and nine months ended September 30, 2024. The company had 16,784,970 of public warrants and 900,000 of private warrants outstanding for each of the three and nine months ended September 30, 2024.
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

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

As of
September 30, 2025
Assets
Cash and cash equivalents	$2,496
Management fees receivable	394
Other assets	238
Total assets	$3,128
Liabilities
Accrued expenses and other liabilities	878
Total liabilities	$878
The Company holds variable interests in certain entities that are VIEs which are not consolidated, as it is determined that the Company is not the primary beneficiary. The Company’s involvement with such entities is generally in the form of direct equity interests in, and fee arrangements with, the entities in which it also serves as the general partner or managing member. The Company evaluated its variable interests in the VIEs and determined it is not considered the primary beneficiary of the entities primarily because it does not have interests in the entities that could potentially be significant. No reconsideration events that caused a change in the Company’s consolidation conclusions occurred during either the nine months ended September 30, 2025 or the year ended December 31, 2024. As of September 30, 2025 and December 31, 2024, the total unfunded commitments from the special limited partner and general partners to the unconsolidated VIEs were $87.2 million and $51.6 million, respectively. These commitments are the primary source of financing for the unconsolidated VIEs.
The following table sets forth certain information regarding the VIEs in which the Company holds a variable interest but does not consolidate. The assets recognized on the Company’s Condensed Consolidated Statements of Financial Condition relate to the Company’s interests in and management fees, incentive fees and third party costs receivables from these non-consolidated VIEs. The Company’s maximum exposure to loss relating to non-consolidated VIEs as of September 30, 2025 and December 31, 2024 were as follows:

	As of
	September 30, 2025	December 31, 2024
Investments	$117,402	$125,504
Receivables	13,141	19,126
Maximum exposure to loss	$130,543	$144,630
The above table includes investments in VIEs which are owned by noncontrolling interest holders of approximately $23.4 million and $35.4 million as of September 30, 2025 and December 31, 2024, respectively.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
9. Employee Compensation and Benefits
For the three and nine months ended September 30, 2025 and 2024, employee compensation and benefits consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash-based employee compensation and benefits	$37,915	$37,318	$115,619	$113,324
Equity-based compensation	5,984	3,908	33,061	34,713
Partnership interest-based compensation	1,726	13,435	30,275	55,025
Carried interest compensation	14,125	12,038	28,731	21,440
Cash-based incentive fee related compensation	6,216	6,528	15,206	15,977
Other non-cash compensation	128	90	305	440
Total employee compensation and benefits	$66,094	$73,317	$223,197	$240,919
Partnership Interest in Holdings, Holdings II and Management LLC
Payments and settlements for partnership interest awards to the employees are made by GCMH Equityholders. As a result, the Company records a non-cash profits interest compensation charge and an offsetting deemed contribution to equity (deficit) to reflect the payments or settlements made or owed by the GCMH Equityholders. Since payments or settlements are made by Holdings, Holdings II and Management LLC, the expense that is pushed down to GCMH and the offsetting deemed contribution are each attributed solely to noncontrolling interests in GCMH. Any liability related to the awards is recognized at Holdings, Holdings II or Management LLC as Holdings, Holdings II or Management LLC is the party responsible for satisfying the obligation, and is not shown in the Company’s Condensed Consolidated Financial Statements. The Company has recorded deemed contributions to equity (deficit) from Holdings, Holdings II and Management LLC of $1.7 million and $13.4 million for the three months ended September 30, 2025 and 2024, respectively, and $30.3 million and $55.0 million for the nine months ended September 30, 2025 and 2024, respectively, for partnership interest-based compensation expense which was or will ultimately be paid or settled by Holdings, Holdings II or Management LLC.
GCMH Equityholders have modified awards to certain individuals upon their voluntary retirement or intention to retire as employees. These awards generally include a stated target amount that, upon payment, terminates the recipient’s rights to future distributions and allows for a lump sum buy-out of the awards, at the discretion of the managing member of Holdings, Holdings II, and Management LLC. The awards are accounted for as partnership interest-based compensation at the fair value of these expected future payments, in the period the employees accepted the offer when there is no continued service required. The Company recognized partnership interest-based compensation expense related to award modifications of $1.2 million for the three months ended September 30, 2025, and $13.9 million and $18.5 million for the nine months ended September 30, 2025 and 2024, respectively. None was recognized for the three months ended September 30, 2024.
The liability associated with awards that contain a stated target has been retained by Holdings as of September 30, 2025 and December 31, 2024 and is re-measured at each reporting date, with any corresponding changes in liability being reflected as employee compensation and benefits expense of the Company. Certain recipients had unvested stated target payments of $12.1 million as of September 30, 2025, which will be reflected as employee compensation and benefits expense by the Company over the service period. No recipients had unvested stated target payments as of September 30, 2024. The Company recognized partnership interest-based compensation expense of $0.5 million and $4.2 million for the three months ended September 30, 2025 and 2024, respectively, and $10.8 million and $9.0 million for the nine months ended September 30, 2025 and 2024, respectively, related to profits interest awards that are in substance profit-sharing arrangements.
GCMH Equityholders Awards
In the year ended December 31, 2022, GCMH Equityholders entered into agreements that will transfer equity ownership between certain existing employee members of the GCMH Equityholders (“GCMH Equityholders Awards”). The GCMH Equityholders Awards will entitle recipients to receive Class A common stock upon vesting. The non-cash awards serve to transfer equity ownership from existing GCMH Equityholders to other existing member employees upon vesting. The GCMH

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
Equityholders Awards did not dilute Class A common stockholders and did not impact cash flows of the Company. The GCMH Equityholders Awards are accounted for under ASC 718, Compensation—Stock Compensation. The awards vested in May 2025 and do not entitle the recipients to dividends or distributions made on Class A common stock until delivery. As such, the fair value of the GCMH Equityholders Awards is based on the closing price of Class A common stock on the accounting grant date less the present value of dividends expected to be paid during the vesting period. GCMH Equityholders can settle the awards at various dates after vesting by exchanging outstanding GCMH common units or by otherwise acquiring and delivering Class A common stock, and therefore the vesting of such awards will not dilute Class A common stockholders. As such, the expense that is pushed down to GCMH and the offsetting deemed contribution are each attributed solely to noncontrolling interests in GCMH, consistent with the accounting for payments to employees described above. The GCMH Equityholders Awards of 7,169,415 units had an aggregate grant date fair value of $53.4 million, or an average grant date fair value of $7.45 per unit. See Note 10 for additional information on a modified GCMH Equityholder Award during the nine months ended September 30, 2025. The Company recognized partnership interest-based compensation expense related to the GCMH Equityholders Awards of $5.5 million for the three months ended September 30, 2024, and $5.6 million and $16.4 million for the nine months ended September 30, 2025 and 2024, respectively. The Company did not recognize any partnership interest-based compensation expense related to the GCMH Equityholders Awards for the three months ended September 30, 2025 as all compensation expense related to the GCMH Equityholders Awards was previously recognized.
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
The Holdings Awards had an aggregate grant date fair value of $155.5 million, which was partially offset when recognized in expense by $80.0 million target amounts reversed during the year ended December 31, 2023. The fair value of the Holdings Awards was determined by a third-party valuation firm utilizing a discounted cash flow analysis for the minimum allocable share and a Monte Carlo simulation valuation model for the profits interest with respect to net sale proceeds from dispositions of Holdings properties after the threshold distributions. Significant valuation inputs and assumptions included Holdings projected financial information and distributions, an estimated 10 year holding period, a 15.4% cost of equity, a 13.0% weighted average cost of capital, a 35% volatility assumption, the likelihood of a defined conversion event, a 40% discount for lack of marketability, and the fair value of reference properties that determine the threshold distributions for the profits interest with respect to net sale proceeds. The resulting fair value of the Holdings Awards is pushed down from Holdings to the Company and recorded as compensation expense. A portion of the Holdings Awards were vested upon grant, resulting in immediate expense recognition. The Company recognized partnership interest-based compensation expense related to the Holdings Awards of $3.7 million and $11.1 million for the three and nine months ended September 30, 2024, respectively. The Company did not recognize any partnership interest-based compensation expense related to the Holdings Awards for each of the three and nine months ended September 30, 2025 as all compensation expense related to the Holdings Awards was previously recognized.
Other
Other consists of employee compensation and benefits expense related to deferred compensation programs and other awards that represent investments made in GCM Funds on behalf of the employees.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

10. Equity-Based Compensation
During the nine months ended September 30, 2025, the Company granted 3.2 million equity-classified RSUs and 0.8 million liability-classified RSUs with aggregate grant date fair values of $42.8 million and $10.3 million, respectively, to certain employees. The liability-classified RSUs are either classified as liabilities because they are required to be settled in cash or because the Company has the right to and intends to (as of the grant date or September 30, 2025, as applicable) settle the RSUs partially or wholly in cash. During the nine months ended September 30, 2025, the Company reclassified 1.6 million RSUs from liability-classified to equity-classified based on management’s intent to settle the awards in shares of Class A common stock.
The majority of liability-classified awards outstanding as of December 31, 2024 were granted in October 2024, vested on March 1, 2025 and were delivered on April 15, 2025. Other awards generally vest over a one to three year period. Upon delivery, the Company may withhold the number of shares to satisfy the statutory withholding tax obligation and deliver the net number of resulting shares vested.
See Note 9 for additional information regarding GCMH Equityholders Awards and Holdings Awards.
A summary of non-vested equity-classified RSU activity for the nine months ended September 30, 2025 is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of December 31, 2024	3,251,068	$8.40
Granted	3,174,968	13.48
Reclassified from liability-classified RSUs	1,627,041	11.54
Vested	(3,149,727)	10.22
Forfeited	(158,797)	10.47
Balance as of September 30, 2025	4,744,553	11.59
A summary of non-vested liability-classified RSU activity for the nine months ended September 30, 2025 is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of December 31, 2024	1,813,249	$10.50
Granted	786,142	13.15
Reclassified to equity-classified RSUs	(1,627,041)	11.54
Vested	(746,691)	11.66
Forfeited	(1,742)	12.92
Balance as of September 30, 2025	223,917	$8.40
The total grant-date fair value of RSUs that vested during the three and nine months ended September 30, 2025 was $2.2 million and $40.9 million, respectively. For the three months ended September 30, 2025 and 2024, $6.0 million and $3.9 million, respectively, of compensation expense related to RSUs was recorded within employee compensation and benefits in the Condensed Consolidated Statements of Income (Loss). For the nine months ended September 30, 2025 and 2024, $33.1 million and $34.7 million, respectively, of compensation expense related to RSUs was recorded within employee compensation and benefits in the Condensed Consolidated Statements of Income (Loss). As of September 30, 2025, total unrecognized compensation expense related to unvested RSUs was $46.6 million and is expected to be recognized over the remaining weighted average period of 3.1 years.
During the nine months ended September 30, 2025, a modification of a GCMH Equityholder Award was made that changed settlement of 200,000 shares to be from the Company’s 2020 Incentive Award Plan. Such amount is reflected as granted and vested within the equity-classified RSU activity in the rollforward above.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

The tax benefit related to RSUs that vested and were delivered during the nine months ended September 30, 2025 was $3.1 million.
11. Debt
The table below summarizes the outstanding debt balance as of September 30, 2025 and December 31, 2024:

	As of
	September 30, 2025	December 31, 2024
Senior loan	$432,525	$435,810
Less: debt issuance costs	(3,190)	(3,771)
Total debt	$429,335	$432,039
Maturities of debt for the next five years and thereafter as of September 30, 2025 are as follows:

Remainder of 2025	$1,095
2026	4,380
2027	4,380
2028	4,380
2029	4,380
Thereafter	413,910
Total	$432,525
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
In addition to the scheduled principal repayments, the Company is required to offer to make prepayments of Consolidated Excess Cash Flow (“Cash Flow Payments”) no later than five days following the date the quarterly financial statements are due if the leverage ratio exceeds certain thresholds in the Amended Credit Agreement No. 8. The Cash Flow Payments were calculated as defined in the Senior Loan agreement based on a percentage of calculated excess cash. During the three and nine months ended September 30, 2025, the Company was not required to offer to make any Cash Flow Payments.
As of September 30, 2025 and December 31, 2024, $432.5 million and $435.8 million of 2028 Term Loans were outstanding, respectively, with weighted average interest rates of 6.58% and 7.86% for the nine months ended September 30, 2025 and 2024, respectively.
Under the credit and guaranty agreement governing the terms of the Senior Loan, the Company must maintain certain leverage and interest coverage ratios. The credit and guaranty agreement also contains other covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur debt and restrict the Company and its subsidiaries ability to merge or consolidate, or sell or convey all or substantially all of the Company’s assets. As of September 30, 2025, the Company was in compliance with all covenants.
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
Credit Facility
Concurrent with the issuance of the Senior Loan, the Company entered into a $50.0 million revolving credit facility (“Credit Facility”). The Credit Facility maturity date was extended from February 24, 2026 to February 24, 2028 as part of Amendment No. 8 to the Credit Agreement, and carries an unused commitment fee of up to 0.50% per annum. There were no outstanding borrowings related to the Credit Facility as of each of September 30, 2025 and December 31, 2024.
Other
Certain subsidiaries of the Company agree to jointly and severally guarantee, as primary obligors and not merely as surety guarantees the obligations of their parent entity, GCMH.
Amortization of deferred debt issuance costs was $0.2 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively, and $0.6 million and $0.7 million for the nine months ended September 30, 2025 and 2024, respectively. These amounts are recorded within interest expense in the Condensed Consolidated Statements of Income (Loss).
The carrying value of the Senior Loan, excluding the unamortized debt issuance costs presented as a reduction to the principal balance, approximated its fair value as of September 30, 2025 and December 31, 2024. As the Senior Loan was not accounted for at fair value, it was not included in the Company’s fair value hierarchy in Note 5, however had it been included, it would have been classified in Level 2.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
12. Interest Rate Derivatives
The Company has entered into various derivative agreements with financial institutions to hedge interest rate risk related to its outstanding debt. The Company had the following interest rate derivatives recorded within accrued expenses and other liabilities as of September 30, 2025 and December 31, 2024 in the Condensed Consolidated Statements of Financial Condition:

Derivative	Notional Amount	Fair Value as of September 30, 2025	Fair Value as of December 31, 2024	Fixed Rate Paid	Floating Rate Received	Effective Date(2)	Maturity Date
Interest rate swap	$300,000	$(6,387)	$(2,291)	4.37%	1 month Term SOFR(1)	November 2022	February 2028
Interest rate swap	$28,500	$(747)	$(397)	4.47%	1 month Term SOFR(1)	May 2024	February 2028
Interest rate swap	$317,000	$(4,565)	$(844)	4.17%	1 month Term SOFR(1)	February 2028	February 2030
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
A rollforward of the amounts in accumulated other comprehensive income (loss) (“AOCI”) related to interest rate derivatives designated as cash flow hedges is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Derivative gain at beginning of period	$7,463	$22,422	$18,342	$21,806
Amount recognized in other comprehensive income (loss)(1)	(56)	(10,915)	(7,093)	(4,873)
Amount reclassified from accumulated other comprehensive income (loss) to interest expense	(1,957)	(2,798)	(5,799)	(8,224)
Derivative gain at end of period	5,450	8,709	5,450	8,709
Less: gain attributable to noncontrolling interests in GCMH	5,074	7,690	5,074	7,690
Derivative gain at end of period, net	$376	$1,019	$376	$1,019
____________
(1)Net tax provision (benefit) of $(0.1) million and $(0.9) million for the three ended September 30, 2025 and 2024, respectively, and $(0.9) million and $(0.8) million for the nine months ended September 30, 2024, respectively.
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
The Company reclassified $1.9 million for each of the three months ended September 30, 2025 and 2024, and $5.7 million for each of the nine months ended September 30, 2025 and 2024, from AOCI to interest expense, relating to the derivative instruments terminated that initially qualified for hedge accounting. The net impact of these reclassifications decreased interest expense for each of the three and nine months ended September 30, 2025 and 2024.
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
During the next twelve months, the Company expects to reclassify approximately $5.3 million from AOCI to interest expense, which will decrease interest expense, including the impact of the swap terminations.
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
The components of operating lease expense recorded within general, administrative and other in the Condensed Consolidated Statements of Income (Loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost(1)	$1,855	$2,078	$5,607	$8,026
Variable lease cost(2)	1,103	840	3,303	2,917
Less: sublease income	52	50	156	165
Total lease cost	$2,906	$2,868	$8,754	$10,778
____________
(1)Includes $0.1 million of short term lease expense for each of the three ended September 30, 2025 and 2024, and $0.2 million for each of the nine months ended September 30, 2025 and 2024. For the three and nine months ended September 30, 2024, includes lease cost for two offices in New York due to the build out of new office space.
(2)Includes common area maintenance charges and other variable costs not included in the measurement of ROU assets and lease liabilities.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
The following table summarizes cash flows and other supplemental information related to our operating leases:

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$6,117	$4,009
Non-cash ROU assets obtained in exchange for new and extended operating leases	$1,979	$9,057
Weighted average remaining lease term in years	13.0 years	13.7 years
Weighted average discount rate	6.3%	6.3%
As of September 30, 2025, the maturities of operating lease liabilities were as follows:

Remainder of 2025	$2,027
2026	5,878
2027	7,130
2028	7,205
2029	5,969
Thereafter	61,457
Total lease payments	89,666
Less: tenant improvement allowance	(8,706)
Less: imputed interest	(28,759)
Total operating lease liabilities	$52,201

Commitments
The Company owns a 6.25% interest in an aircraft and is required to pay a fixed management fee of $0.3 million per year until September 3, 2029.
The Company had $137.6 million and $90.5 million of unfunded investment commitments as of September 30, 2025 and December 31, 2024, respectively, representing general partner capital funding commitments to several of the GCM Funds and other commitments to our equity method investments.
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
The Company has a sublease agreement with Holdings. Because the terms of the sublease are identical to the terms of the original and extension leases, there is no impact to net income in the Condensed Consolidated Statements of Income (Loss) or Condensed Consolidated Statements of Cash Flows.
The Company incurs certain costs, primarily related to accounting, client reporting, investment-decision making and treasury-related expenditures, for which it receives reimbursement from the GCM Funds in connection with its performance obligations to provide investment management services. The Company also incurs certain costs, primarily related to employee benefits and travel, for which it receives reimbursement from Holdings. Due from related parties in the Condensed Consolidated Statements of Financial Condition includes net receivables from GCM Funds of $12.4 million and $12.6 million as of September 30, 2025 and December 31, 2024, respectively, and from Holdings of less than $0.1 million as of September 30, 2025 and December 31, 2024 paid on behalf of affiliated entities that are reimbursable to the Company. Accrued expenses and other liabilities in the Condensed Consolidated Statements of Financial Condition includes net payables to GCM Funds of $1.4 million as of September 30, 2025. No net payables to GCM Funds were accrued as of December 31, 2024.
Our executive officers, senior professionals, and certain current and former employees and their families invest on a discretionary basis in GCM Funds, and such investments are generally not subject to management fees and performance fees.
Certain employees of the Company have an economic interest in an entity that is the owner and landlord of the building in which the principal headquarters of the Company are located. The Company paid $0.7 million and $2.0 million for the three and nine months ended September 30, 2025, respectively, and $0.6 million and $1.9 million for the three and nine months ended September 30, 2024, respectively, related to this lease. This expense is recorded within general, administrative and other in the Condensed Consolidated Statements of Income (Loss).
The Company utilizes the services of an insurance broker to procure insurance coverage, including its general commercial package policy, workers’ compensation and professional and management liability coverage for its directors and officers. Certain members of Holdings have an economic interest in, and relatives are employed by, the Company’s insurance broker.
From time to time, certain of the Company’s executive officers utilize a private business aircraft, including an aircraft wholly owned or controlled by members of Holdings. Additionally, the Company arranges for the use of the private business aircraft through a number of charter services, including entities predominantly or wholly owned or controlled by members of Holdings. The Company paid, net of reimbursements, $1.0 million and $2.5 million for the three and nine months ended September 30, 2025, respectively, and $0.6 million and $1.4 million for the three and nine months ended September 30, 2024, respectively, to utilize aircraft and charter services wholly owned or controlled by members of Holdings, which is recorded within general, administrative and other in the Condensed Consolidated Statements of Income (Loss).
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
The Company’s effective tax rate was 7% and 21% for the three months ended September 30, 2025 and 2024, respectively, and 8% and 55% for the nine months ended September 30, 2025 and 2024, respectively. These rates were different than the statutory rate primarily due to the portion of income allocated to the noncontrolling interest holders, including profits interest expense, as well as a valuation allowance recorded against deferred tax assets and discrete tax adjustments recorded in the periods.
As of September 30, 2025, the Company had $1.1 million in unrecognized tax positions and believes there will be no material changes to the uncertain tax benefits related to its uncertain tax positions within the next 12 months.
On July 4, 2025, H.R. 1, the “One Big Beautiful Bill Act” (the “OBBBA”) was signed into law in the United States. Among other changes, the OBBBA modifies key business tax provisions, including the restoration of 100% bonus depreciation under Section 168(k) of the United States Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), the restoration of the immediate deduction of U.S. domestic research and experimental expenditures under Section 174A of the Internal Revenue Code, the restoration of the EBITDA-based business interest expense limitation under Section 163(j) of the Internal Revenue Code, and changes to the computation of taxes related to international operations. Based on our evaluation of the tax law changes outlined in the OBBBA, we do not expect the legislation to have a material impact on our financial statements.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

16. Earnings (Loss) Per Share
The following is a reconciliation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator for earnings (loss) per share calculation:
Net income attributable to GCM Grosvenor Inc., basic	$10,495	$4,156	$26,395	$11,080
Exchange of Partnership units	21,326	685	22,407	(21,548)
Exercise of private warrants	(24)	—	(189)	—
Exercise of public warrants	(330)	—	(2,784)	—
Assumed vesting of RSUs	124	—	—	—
Net income (loss) attributable to common stockholders, diluted	$31,591	$4,841	$45,829	$(10,468)

Denominator for earnings (loss) per share calculation:
Weighted-average shares, basic	53,590,790	45,163,779	50,127,786	44,591,650
Exchange of Partnership units	141,665,831	144,235,246	142,898,774	144,235,246
Exercise of private warrants - incremental shares under the treasury stock method	64,649	—	84,609	—
Exercise of public warrants - incremental shares under the treasury stock method	1,187,237	—	1,562,075	—
Assumed vesting of RSUs - incremental shares under the treasury stock method	969,504	1,198,541	1,592,520	—
Weighted-average shares, diluted	197,478,011	190,597,566	196,265,764	188,826,896

Basic EPS
Net income attributable to common stockholders, basic	$10,495	$4,156	$26,395	$11,080
Weighted-average shares, basic	53,590,790	45,163,779	50,127,786	44,591,650
Net income per share attributable to common stockholders, basic	$0.20	$0.09	$0.53	$0.25

Diluted EPS
Net income (loss) attributable to common stockholders, diluted	$31,591	$4,841	$45,829	$(10,468)
Weighted-average shares, diluted	197,478,011	190,597,566	196,265,764	188,826,896
Net income (loss) per share attributable to common stockholders, diluted	$0.16	$0.03	$0.23	$(0.06)
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
The following outstanding potentially dilutive securities were excluded from the calculations of diluted earnings (loss) per share attributable to common stockholders because their impact would have been antidilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Public warrants	—	16,784,970	—	16,784,970
Private warrants	—	900,000	—	900,000
Unvested RSUs under the treasury stock method	—	—	—	1,492,538

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

17. Segments
For the three and nine months ended September 30, 2025, there have been no changes in the basis of segmentation or in the basis of measurement of assessing segment performance for the Company’s single reportable segment.
The following table presents the Company’s segment operating revenue, significant segment expenses, other income, and segment net income (loss) for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Segment operating revenue	$134,967	$122,931	$380,470	$348,751
Less:
Cash-based employee compensation and benefits	37,915	37,318	115,619	113,324
Equity-based compensation	5,984	3,908	33,061	34,713
Partnership interest-based compensation	1,726	13,435	30,275	55,025
Carried interest compensation	14,125	12,038	28,731	21,440
Cash-based incentive fee related compensation	6,216	6,528	15,206	15,977
Other non-cash compensation	128	90	305	440
General, administrative and other(1)	24,699	24,617	78,524	77,960
Investment income	(7,290)	(2,677)	(13,836)	(9,644)
Interest expense	5,570	5,918	17,141	17,975
Other income(2)	(948)	(531)	(2,976)	(1,478)
Change in fair value of warrants	(1,864)	6,966	(12,476)	9,290
Provision for income taxes	3,624	3,190	7,013	7,544
Segment net income	$45,082	$12,131	$83,883	$6,185

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$45,082	$12,131	$83,883	$6,185
____________
(1)General, administrative and other consists primarily of professional fees, travel and related expenses, IT operations, communications and information services, occupancy, fund expenses, depreciation and amortization, and other costs associated with our operations.
(2)Other income consists primarily of other non-operating items, including interest income.
18. Subsequent Events
On October 14, 2025, GCMG’s Board of Directors declared a quarterly dividend of $0.12 per share of Class A common stock to record holders as of the close of business on December 1, 2025. The payment date will be December 15, 2025.

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
Trends Affecting Our Business
As a global alternative asset manager, our results of operations are impacted by a variety of factors, including conditions in the global financial markets and economic and political environments, particularly in the United States, Europe, Asia-Pacific, Latin America and the Middle East. While economic factors, such as interest rates, can make alternative investments more or less attractive relative to other asset classes, investors have increasingly gravitated towards the returns generated by alternative investments in order to meet their return objectives. In addition, increased equity market volatility can also contribute to increased investor demand for alternative strategies. We have observed such volatility in 2025 in the United States, driven by elevated inflation, economic slowdown and potential implications of U.S. trade tariffs. This environment can influence when clients choose to commit capital, the pace at which we invest those commitments, and the timing of realizations and related fees. Finally, the opportunities in private markets continue to expand as firms raise new funds and launch new vehicles and products to access private markets across the globe.

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
For example, on July 4, 2025, H.R. 1, the “One Big Beautiful Bill Act” (the “OBBBA”) was signed into law in the United States. Among other changes, the OBBBA modifies key business tax provisions, including the restoration of 100% bonus depreciation under Section 168(k) of the United States Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), the restoration of the immediate deduction of U.S. domestic research and experimental expenditures under Section 174A of the Internal Revenue Code, the restoration of the EBITDA-based business interest expense limitation under

Section 163(j) of the Internal Revenue Code, and changes to the computation of taxes related to international operations. Based on our evaluation of the tax law changes outlined in the OBBBA, we do not expect the legislation to have a material impact on our financial statements.
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
Economic: ~27%
Voting: 100%
GCM Grosvenor Operating Businesses
Grosvenor Capital Management Holdings, LLLP and its Subsidiaries

Note: The diagram depicts a simplified version of our structure and does not include all legal entities in our structure. Approximate ownership percentages are as of November 3, 2025.
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
(5)As of November 3, 2025, there were 52,530,599 shares of Class A common stock outstanding and 141,665,831 common units of GCMH (“Common Units”) outstanding held by the GCMH Equityholders, which may be exchanged for shares of Class A common stock on a one-to-one basis, or, at the Company’s election, for cash, pursuant to and subject to the restrictions set forth in the Fifth Amended and Restated Limited Liability Limited Partnership Agreement of GCMH. As of November 3, 2025, GCM V held 141,665,831 shares of Class C common stock, which corresponds to the number of Common Units held by the GCMH Equityholders.

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
We provided investment management / advisory services on assets of $87.0 billion and $80.1 billion as of September 30, 2025 and December 31, 2024, respectively.
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
Agreements generally include a clawback provision that, if triggered, would require us to return up to the cumulative amount of carried interest distributed, typically net of tax, upon liquidation of those funds, if the aggregate amount paid as carried interest exceeds the amount actually due based upon the aggregate performance of each fund. We have defined the portion to be deferred as the amount of carried interest, typically net of tax, that we would be required to return if all remaining investments had no value as of the end of each reporting period. As of September 30, 2025, deferred revenue relating to constrained realized carried interest was approximately $6.7 million.
Assets under management that are subject to carried interest, excluding investments of the firm and our professionals from which we generally do not earn incentive fees, were approximately $47.8 billion as of September 30, 2025.
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
Assets under management that are subject to performance fees, excluding investments of the firm and our professionals from which we generally do not earn incentive fees, were approximately $14.4 billion as of September 30, 2025.
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

Results of Operations
The following is a discussion of our consolidated results of operations for the three and nine months ended September 30, 2025 and 2024. This information is derived from our accompanying Condensed Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, unaudited)
Revenues
Management fees	$105,916	$98,537	$317,155	$294,265
Incentive fees	25,471	23,304	56,797	49,459
Other operating income	3,580	1,090	6,518	5,027
Total operating revenues	134,967	122,931	380,470	348,751
Expenses
Employee compensation and benefits	66,094	73,317	223,197	240,919
General, administrative and other	24,699	24,617	78,524	77,960
Total operating expenses	90,793	97,934	301,721	318,879
Operating income	44,174	24,997	78,749	29,872
Investment income	7,290	2,677	13,836	9,644
Interest expense	(5,570)	(5,918)	(17,141)	(17,975)
Other income	948	531	2,976	1,478
Change in fair value of warrant liabilities	1,864	(6,966)	12,476	(9,290)
Net other income (expense)	4,532	(9,676)	12,147	(16,143)
Income before income taxes	48,706	15,321	90,896	13,729
Provision for income taxes	3,624	3,190	7,013	7,544
Net income	45,082	12,131	83,883	6,185
Less: Net income attributable to noncontrolling interests in subsidiaries	1,496	692	2,651	1,093
Less: Net income (loss) attributable to noncontrolling interests in GCMH	33,091	7,283	54,837	(5,988)
Net income attributable to GCM Grosvenor Inc.	$10,495	$4,156	$26,395	$11,080
Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, unaudited)
Private markets strategies	$62,259	$57,904	$188,717	$172,288
Absolute return strategies	39,235	37,160	115,344	111,225
Fund expense reimbursement revenue	4,422	3,473	13,094	10,752
Total management fees	105,916	98,537	317,155	294,265
Incentive fees	25,471	23,304	56,797	49,459
Administrative fees	1,413	971	3,990	2,868
Other	2,167	119	2,528	2,159
Total other operating income	3,580	1,090	6,518	5,027
Total operating revenues	$134,967	$122,931	$380,470	$348,751

Three Months Ended September 30, 2025 and September 30, 2024
Management fees increased $7.4 million, or 7%, to $105.9 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Private markets strategies fees increased $4.4 million, or 8%, primarily due to a $3.1 million increase in private market strategies specialized funds fees and a $1.1 million increase in private markets strategies customized separate accounts fees, both as a result of capital raising and deployment. Absolute return strategies fees increased $2.1 million, or 6%, primarily as a result of higher returns for certain absolute return strategies funds. Fund expense reimbursement revenue increased $0.9 million, or 27% to $4.4 million.
Incentive fees consisted of carried interest and performance fees. Carried interest increased $3.6 million, or 17%, to $24.1 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This increase is primarily due to higher tax carry realizations and distributions from investments during three months ended September 30, 2025, as compared to the three months ended September 30, 2024. Performance fees decreased $1.4 million, or 51%, to $1.3 million, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to lower returns from absolute return strategies funds with a different fiscal year than us. Performance fees are generally determined at the end of the calendar year and are generally minimal in interim periods.
Nine Months Ended September 30, 2025 and September 30, 2024
Management fees increased $22.9 million, or 8%, to $317.2 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Private market strategies fees increased $16.4 million, or 10%, primarily due to a $14.5 million increase in private market strategies specialized funds fees and a $1.9 million increase in private market strategies customized separate accounts fees, both as a result of capital raising and deployment. Absolute return strategies fees increased $4.1 million, or 4%, primarily as a result of capital raising and higher returns for certain absolute return strategies funds. Fund expense reimbursement revenue increased $2.3 million, or 22% to $13.1 million.
Incentive fees consisted of carried interest and performance fees. Carried interest increased $13.8 million, or 38%, to $50.2 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. This increase is primarily due to higher tax carry realizations and distributions from investments during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. Performance fees decreased $6.5 million, or 50%, to $6.6 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to lower fees earned from funds with a different fiscal year than us. Performance fees are generally determined at the end of the calendar year and are generally minimal in interim periods.
Expenses
Employee Compensation and Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, unaudited)
Cash-based employee compensation and benefits	$37,915	$37,318	$115,619	$113,324
Equity-based compensation	5,984	3,908	33,061	34,713
Partnership interest-based compensation	1,726	13,435	30,275	55,025
Carried interest compensation	14,125	12,038	28,731	21,440
Cash-based incentive fee related compensation	6,216	6,528	15,206	15,977
Other non-cash compensation	128	90	305	440
Total employee compensation and benefits	$66,094	$73,317	$223,197	$240,919
Three Months Ended September 30, 2025 and September 30, 2024
Employee compensation and benefits decreased $7.2 million, or 10%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The overall decrease was primarily driven by a decrease in partnership interest-based compensation partially offset by an increase in carried interest compensation and equity-based compensation. Partnership interest-based compensation decreased $11.7 million, or 87%, primarily due to lower expense of the Holdings Awards that were granted in 2023 and were fully expensed during the year ended December 31, 2024 and the GCMH Equityholders Awards that were granted in 2022 and were fully expensed during the nine months ended September 30, 2025.

Holdings Awards and GCMH Equityholders Awards are further described in Note 9 in the notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of the Quarterly Report on Form 10-Q. These awards do not dilute Class A common stockholders or impact net cash flows. Carried interest compensation increased $2.1 million, or 17%, primarily due to higher realized carried interest during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Equity-based compensation increased $2.1 million, or 53%, primarily due an increase in expense for equity classified RSUs during the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
Nine Months Ended September 30, 2025 and September 30, 2024
Employee compensation and benefits decreased $17.7 million, or 7%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The overall decrease was primarily driven by decreases in partnership interest-based compensation partially offset by an increase in carried interest compensation. Partnership interest-based compensation decreased $24.8 million, or 45%, primarily due to expenses recorded for the Holdings Awards and GCMH Equityholders Awards for the nine months ended September 30, 2024 and incremental expense recorded for award modifications that occurred in the first quarter of 2024. Holdings Awards did not have any expense recorded for the nine months ended September 30, 2025 as they were fully expensed during the year ended December 31, 2024. GCMH Equityholders Awards were fully expensed during the nine months ended September 30, 2025. Holdings Awards and GCMH Equityholders Awards are further described in Note 9 in the notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of the Quarterly Report on Form 10-Q. These awards do not dilute Class A common stockholders or impact our net cash flows. Carried interest compensation increased $7.3 million, or 34%, primarily due to higher realized carried interest during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
General, Administrative and Other
Three and Nine Months Ended September 30, 2025 and September 30, 2024
General, administrative and other of $24.7 million and $78.5 million for the three and nine months ended September 30, 2025 was generally consistent compared to the three and nine months ended months ended September 30, 2024, respectively.
Net Other Income (Expense)
Three Months Ended September 30, 2025 and September 30, 2024
Investment income was $7.3 million for the three months ended September 30, 2025 compared to $2.7 million for the three months ended September 30, 2024, primarily due to the change in value of private and public market investments.
Interest expense was $5.6 million for the three months ended September 30, 2025, which was generally consistent with interest expense of $5.9 million for the three months ended September 30, 2024.
Other income was $0.9 million for the three months ended September 30, 2025, compared to other income of $0.5 million for the three months ended September 30, 2024, and consisted primarily of interest income in each period.
Change in fair value of warrant liabilities of $1.9 million for the three months ended September 30, 2025 was due to a decrease in the fair value of the warrants from June 30, 2025 to September 30, 2025.
Nine Months Ended September 30, 2025 and September 30, 2024
Investment income was $13.8 million for the nine months ended September 30, 2025 compared to $9.6 million for the nine months ended September 30, 2024, primarily due to the change in value of private and public market investments.
Interest expense of $17.1 million for the nine months ended September 30, 2025 was generally consistent with the interest expense of $18.0 million for the nine months ended September 30, 2024.
Other income was $3.0 million for the nine months ended September 30, 2025 compared to $1.5 million for the nine months ended September 30, 2024, and consisted primarily of interest income in each period.
Change in fair value of warrant liabilities of $12.5 million for the nine months ended September 30, 2025 was due to a decrease in the fair value of the warrants from December 31, 2024 to September 30, 2025.

Provision for Income Taxes
Three and Nine Months Ended September 30, 2025 and September 30, 2024
Provision for income taxes primarily reflect U.S. federal and state income taxes on our share of taxable income generated by us, as well as local and foreign income taxes of certain of our subsidiaries.
Our effective tax rate was 7% and 21% for the three months ended September 30, 2025 and 2024, respectively, and 8% and 55% for the nine months ended September 30, 2025 and 2024, respectively. Our overall effective tax rate was lower than the statutory rate for the three and nine months ended September 30, 2025 primarily due to the portion of income allocated to the noncontrolling interest holders, including profit interest expense, as well as a valuation allowance recorded against deferred tax assets and discrete tax adjustments recorded in the periods.
Net Income (Loss) Attributable to Noncontrolling Interests
Three and Nine Months Ended September 30, 2025 and September 30, 2024
Net income (loss) attributable to noncontrolling interests in subsidiaries was $1.5 million and $0.7 million for the three months ended September 30, 2025 and 2024, respectively, and $2.7 million and $1.1 million for the nine months ended September 30, 2025 and 2024, respectively. The increase for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, was primarily attributable to an increase in income generated by our consolidated subsidiaries not wholly owned by us.
Net income (loss) attributable to noncontrolling interests in GCMH was $33.1 million and $7.3 million for the three months ended September 30, 2025 and 2024, respectively, and $54.8 million and $(6.0) million for the nine months ended September 30, 2025 and 2024, respectively. The change in net income (loss) attributable to noncontrolling interests in GCMH for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, was primarily attributable to the underlying performance of GCMH as well as a decrease in partnership-interest based compensation for the three and nine months ended September 30, 2025, respectively, which was fully allocated to noncontrolling interest in GCMH.
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

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
(in millions, unaudited)	Private Markets Strategies	Absolute Return Strategies	Total FPAUM	Private Markets Strategies	Absolute Return Strategies	Total FPAUM
Fee-paying AUM
Balance, beginning of period	$45,461	$23,612	$69,073	$42,717	$22,048	$64,765
Contributions	1,435	84	1,519	5,142	1,061	6,203
Withdrawals	(54)	(368)	(422)	(133)	(885)	(1,018)
Distributions	(369)	(73)	(442)	(1,414)	(151)	(1,565)
Change in market value	81	713	794	134	1,778	1,912
Foreign exchange and other	(309)	(26)	(335)	(201)	91	(110)
Balance, end of period	$46,245	$23,942	$70,187	$46,245	$23,942	$70,187
Contracted, not yet fee-paying AUM (“CNYFPAUM”) represents limited partner commitments which are expected to be invested and begin charging fees over the ensuing five years.

	As of
(in millions)	September 30, 2025	December 31, 2024
Contracted, not yet Fee-Paying AUM	$9,213	$8,202
AUM	$86,995	$80,077
Of the $9.2 billion CNYFPAUM as of September 30, 2025, approximately $2.2 billion is subject to an agreed upon fee ramp in schedule. The ramp in schedule will result in management fees being charged on approximately $0.1 billion, $0.8 billion and $1.3 billion of such amount in the remainder of 2025, in 2026, and in 2027 and beyond, respectively. Management fees will be charged on the remaining approximately $7.0 billion of CNYFPAUM as such capital is invested, which will depend on a number of factors, including the availability of eligible investment opportunities.
Three Months Ended September 30, 2025
FPAUM increased $1.1 billion, or 2%, to $70.2 billion during the three months ended September 30, 2025 due to $1.5 billion of contributions and a $0.8 billion increase in market value, respectively, partially offset by $0.4 billion of withdrawals and distributions.
•Private markets strategies FPAUM increased $0.8 billion, or 2%, to $46.2 billion during the three months ended September 30, 2025, primarily due to $1.4 billion of contributions, partially offset by $0.4 billion of distributions.
•Absolute return strategies FPAUM increased $0.3 billion, or 1%, to $23.9 billion during the three months ended September 30, 2025, primarily due to a $0.7 billion increase in market value, and partially offset by $0.4 billion of withdrawals.
CNYFPAUM increased $0.5 billion, or 5%, to $9.2 billion during the three months ended September 30, 2025 due to the closing of new commitments during the period, net of reductions for CNYFPAUM that became FPAUM during the period.
AUM increased $1.1 billion, or 1%, to $87.0 billion during the three months ended September 30, 2025, primarily driven by a $1.1 billion increase in FPAUM and a $0.5 billion increase in CNYFPAUM, as well as mark to market decreases that do not impact FPAUM.
Nine Months Ended September 30, 2025
FPAUM increased $5.4 billion, or 8%, to $70.2 billion during the nine months ended September 30, 2025, primarily due to $6.2 billion of contributions and a $1.9 billion increase in market value, partially offset by $1.0 billion and $1.6 billion of withdrawals and distributions, respectively.
•Private markets strategies FPAUM increased $3.5 billion, or 8%, to $46.2 billion during the nine months ended September 30, 2025, primarily due to $5.1 billion of contributions, partially offset by $1.4 billion of distributions.

•Absolute return strategies FPAUM increased $1.9 billion, or 9%, to $23.9 billion during the nine months ended September 30, 2025, primarily due to a $1.8 billion increase in market value and $1.1 billion of contributions, respectively, partially offset by $0.9 billion of withdrawals.
CNYFPAUM increased $1.0 billion, or 12%, to $9.2 billion during the nine months ended September 30, 2025 due to the closing of new commitments during the period, net of reductions for CNYFPAUM that became FPAUM during the period.
AUM increased $6.9 billion, or 9%, to $87.0 billion during the nine months ended September 30, 2025, primarily driven by a $5.4 billion increase in FPAUM and a $1.0 billion increase in CNYFPAUM, as well as mark to market increases that do not impact FPAUM.
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

Summary of Non-GAAP Financial Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, unaudited)
Revenues
Private markets strategies(1)	$62,116	$57,904	$189,189	$172,288
Absolute return strategies(1)	39,235	37,160	115,344	111,225
Management fees, net	101,351	95,064	304,533	283,513
Administrative fees and other operating income	3,580	1,090	6,518	5,027
Fee-Related Revenue	104,931	96,154	311,051	288,540
Less:
Cash-based employee compensation and benefits, net(2)	(37,466)	(36,989)	(112,697)	(112,079)
General, administrative and other, net(3)	(20,434)	(19,337)	(63,049)	(59,260)
Fee-Related Earnings	47,031	39,828	135,305	117,201
Fee-Related Earnings Margin(4)	45%	41%	43%	41%
Incentive fees:
Performance fees	1,342	2,745	6,593	13,078
Carried interest	24,129	20,559	50,204	36,381
Incentive fee related compensation and NCI:
Cash-based incentive fee related compensation	(6,216)	(6,528)	(15,206)	(15,977)
Carried interest compensation, net(5)	(13,494)	(10,550)	(28,077)	(19,906)
Carried interest attributable to noncontrolling interests	(677)	(883)	(2,435)	(1,934)
Realized investment income, net of amount attributable to noncontrolling interests in subsidiaries(6)	2,151	1,961	7,243	4,405
Interest income	1,316	818	3,215	1,974
Other income	(368)	(287)	(239)	(339)
Depreciation	830	717	2,333	1,337
Adjusted EBITDA	56,044	48,380	158,936	136,220
Depreciation	(830)	(717)	(2,333)	(1,337)
Interest expense	(5,570)	(5,918)	(17,141)	(17,975)
Adjusted Pre-Tax Income	49,644	41,745	139,462	116,908
Adjusted income taxes(7)	(12,411)	(10,311)	(34,865)	(28,876)
Adjusted Net Income	$37,233	$31,434	$104,597	$88,032

____________
(1)Excludes fund expense reimbursement revenue, net of $4.2 million and $3.5 million, for the three months ended September 30, 2025 and 2024, respectively, and $12.0 million and $10.8 million for the nine months ended September 30, 2025 and 2024, respectively, and excludes net revenue of noncontrolling interests of $0.4 million and $0.6 million in a consolidated subsidiary for the three and nine months ended September 30, 2025, respectively. There was no net revenue of noncontrolling interests in a consolidated subsidiary for each of the three and nine months ended September 30, 2024.
(2)Excludes severance expense of $0.4 million and $0.3 million for the three months ended September 30, 2025 and 2024, respectively, and $3.1 million and $1.2 million for the nine months ended September 30, 2025 and 2024, respectively.

(3)Excludes amortization of intangibles of $0.3 million for each of the three months ended September 30, 2025 and 2024, respectively, and $1.0 million for each of the nine months ended September 30, 2025 and 2024, respectively. Also excludes $(0.4) million and $1.1 million for the three and nine months ended September 30, 2025, respectively, of completed and contemplated corporate transaction related costs, and $1.3 million and $4.5 million for the three and nine months ended September 30, 2024 of debt amendment and extension expenses, respectively. Also excludes other non-core expenses of $0.1 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively, and $1.2 million and $2.5 million for the nine months ended September 30, 2025 and 2024, respectively. Non-core expenses include office relocation costs of $0.1 million and $1.9 million for the three and nine months ended September 30, 2024, respectively. Also, excludes fund reimbursement expenses related to general, administrative, and other of $4.2 million and $3.5 million for the three months ended September 30, 2025 and 2024, respectively, and $12.1 million and $10.8 million for the nine months ended September 30, 2025 and 2024, respectively.
(4)Fee-related earnings margin represents fee-related earnings as a percentage of our fee-related revenue.
(5)Includes the impact of non-cash carried interest compensation and other of $(0.6) million and $(0.7) million for the three and nine months ended September 30, 2025, respectively, and $(1.5) million for each of the three and nine months ended September 30, 2024, respectively.
(6)Investment income or loss is generally realized when we redeem all or a portion of our investment or when we receive or is due cash, such as a from dividends or distributions.
(7)Represents corporate income taxes at a blended statutory rate of 25.0% and 24.7% applied to Adjusted Pre-Tax Income for the three and nine months ended September 30, 2025 and 2024, respectively. The 25.0% and 24.7% are based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 4.0% and 3.7%, respectively.
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
The following table shows reconciliations of incentive fees to Net Incentive Fees Attributable to GCM Grosvenor for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, unaudited)
Incentive fees:
Performance fees	$1,342	$2,745	$6,593	$13,078
Carried interest	24,129	20,559	50,204	36,381
Less incentive fees contractually owed to others:
Cash carried interest compensation	(14,125)	(12,038)	(28,731)	(21,440)
Non-cash carried interest compensation and other	631	1,488	654	1,534
Carried interest attributable to other noncontrolling interest holders	(677)	(883)	(2,435)	(1,934)
Firm share of incentive fees(1)	11,300	11,871	26,285	27,619
Less: Cash-based incentive fee related compensation	(6,216)	(6,528)	(15,206)	(15,977)
Net Incentive Fees Attributable to GCM Grosvenor	$5,084	$5,343	$11,079	$11,642
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

The following table shows reconciliations of net income attributable to GCM Grosvenor Inc. and Adjusted Pre-Tax Income, Adjusted Net Income and Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, unaudited)
Adjusted Pre-Tax Income & Adjusted Net Income
Net income attributable to GCM Grosvenor Inc.	$10,495	$4,156	$26,395	$11,080
Plus:
Net income (loss) attributable to noncontrolling interests in GCMH	33,091	7,283	54,837	(5,988)
Provision for income taxes	3,624	3,190	7,013	7,544
Change in fair value of warrant liabilities	(1,864)	6,966	(12,476)	9,290
Amortization expense	327	328	985	985
Severance	449	329	3,076	1,245
Transaction expenses(1)	(411)	1,320	1,144	4,479
Loss on extinguishment of debt	—	—	—	157
Changes in TRA liability and other(2)	15	160	80	2,056
Partnership interest-based compensation	1,726	13,435	30,275	55,025
Equity-based compensation	5,984	3,908	33,061	34,713
Other non-cash compensation	128	90	305	440
Less:
Unrealized investment income, net of noncontrolling interests	(4,551)	(908)	(5,887)	(5,652)
Non-cash carried interest compensation and other	631	1,488	654	1,534
Adjusted Pre-Tax Income	49,644	41,745	139,462	116,908
Less:
Adjusted income taxes(3)	(12,411)	(10,311)	(34,865)	(28,876)
Adjusted Net Income	$37,233	$31,434	$104,597	$88,032

Adjusted EBITDA
Adjusted Net Income	$37,233	$31,434	$104,597	$88,032
Plus:
Adjusted income taxes(3)	12,411	10,311	34,865	28,876
Depreciation expense	830	717	2,333	1,337
Interest expense	5,570	5,918	17,141	17,975
Adjusted EBITDA	$56,044	$48,380	$158,936	$136,220
____________
(1)Represents 2025 expenses related to completed and contemplated corporate transactions, and 2024 expenses incurred related to a debt amendment and extension.
(2)Includes $0.1 million and $1.9 million of office relocation costs for the three and nine months ended September 30, 2024, respectively.
(3)Represents corporate income taxes at a blended statutory rate of 25.0% and 24.7% applied to Adjusted Pre-Tax Income for the three and nine months ended September 30, 2025 and 2024, respectively. The 25.0% and 24.7% are based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 4.0% and 3.7%, respectively.

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
The following table shows a reconciliation of diluted weighted-average shares of Class A common stock outstanding to adjusted shares outstanding used in the computation of adjusted net income per share for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except share and per share amounts; unaudited)
Adjusted Net Income Per Share
Adjusted Net Income	$37,233	$31,434	$104,597	$88,032

Weighted-average shares of Class A common stock outstanding - basic	53,590,790	45,163,779	50,127,786	44,591,650
Exchange of partnership units	141,665,831	144,235,246	142,898,774	144,235,246
Exercise of private warrants - incremental shares under the treasury stock method	64,649	—	84,609	—
Exercise of public warrants - incremental shares under the treasury stock method	1,187,237	—	1,562,075	—
Assumed vesting of RSUs - incremental shares under the treasury stock method	969,504	1,198,541	1,592,520	—
Weighted-average shares of Class A common stock outstanding - diluted	197,478,011	190,597,566	196,265,764	188,826,896
Effect of RSUs, if antidilutive for GAAP	—	—	—	1,492,538
Adjusted shares	197,478,011	190,597,566	196,265,764	190,319,434

Adjusted Net Income Per Share	$0.19	$0.16	$0.53	$0.46
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
The following table shows reconciliations of Total Operating Revenues to Fee-Related Revenue for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, unaudited)
Fee Related Revenue
Total Operating Revenues	$134,967	$122,931	$380,470	$348,751
Less:
Incentive fees	(25,471)	(23,304)	(56,797)	(49,459)
Fund expense reimbursement revenue, net	(4,214)	(3,473)	(11,989)	(10,752)
Other adjustments(1)	(351)	—	$(633)	$—
Fee-Related Revenue	$104,931	$96,154	$311,051	$288,540
____________
(1)Represents net revenue of noncontrolling interests in consolidated subsidiary
The following table shows reconciliations of Adjusted EBITDA to Fee-Related Earnings for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, unaudited)
Adjusted EBITDA	$56,044	$48,380	$158,936	$136,220
Less:
Incentive fees	(25,471)	(23,304)	(56,797)	(49,459)
Depreciation expense	(830)	(717)	(2,333)	(1,337)
Other non-operating expense	(948)	(531)	(2,976)	(1,635)
Realized investment income, net of amount attributable to noncontrolling interests in subsidiaries(1)	(2,151)	(1,961)	(7,243)	(4,405)
Plus:
Incentive fee-related compensation	19,710	17,078	43,283	35,883
Carried interest attributable to other noncontrolling interest holders, net	677	883	2,435	1,934
Fee-Related Earnings	$47,031	$39,828	$135,305	$117,201
____________
(1)Investment income or loss is generally realized when we redeem all or a portion of our investment or when we receive or are due cash, such as a from dividends or distributions.
Liquidity and Capital Resources
We have historically financed our operations and working capital through net cash provided by operating activities and borrowings under our Term Loan Facility and Revolving Credit Facility (each as defined below). As of September 30, 2025, we had $182.7 million of cash and cash equivalents and available borrowing capacity of $50.0 million under our Revolving Credit Facility. On July 9, 2025, the SEC declared effective our Registration Statement on Form S-3, pursuant to which we may issue a combination of securities described in the prospectus in one or more offerings from time to time. Our primary cash needs are to fund working capital requirements, invest in growing our business, make investments in GCM Funds, make scheduled principal payments and interest payments on our outstanding indebtedness, pay dividends to holders of our Class A common stock, and pay tax distributions to members. Additionally, as a result of the Transaction, we need cash to make payments under the tax receivable agreement. We expect that our cash flow from operations, current cash and cash equivalents and available borrowing capacity under our Revolving Credit Facility will be sufficient to fund our operations and planned capital expenditures and to service our debt obligations for the next twelve months and the foreseeable future.
We are required to maintain minimum net capital balances for regulatory purposes for certain of our foreign subsidiaries as well as our U.S. broker-dealer subsidiary. These net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of September 30, 2025 we are in compliance with these regulatory requirements.

Cash Flow

	Nine Months Ended September 30,
	2025	2024
	(in thousands, unaudited)
Net cash provided by operating activities	$155,058	$110,674
Net cash used in investing activities	(14,471)	(25,108)
Net cash used in financing activities	(48,280)	(31,528)
Effect of exchange rate changes on cash	988	55
Net increase in cash and cash equivalents	$93,295	$54,093
Net Cash Provided by Operating Activities
Net cash provided by operating activities is generally comprised of our net income (loss) in the respective periods after adjusting for significant non-cash activities, including equity-based compensation for equity-classified awards, non-cash partnership interest-based compensation, the change in fair value of warrant liabilities, changes in payable to related parties pursuant to the tax receivable agreement and the change in equity value of our investments, all of which are included in earnings; proceeds received from return on investments; inflows for receipt of management and incentive fees; and outflows for operating expenses, including cash-based compensation and lease liabilities.
Net cash provided by operating activities was $155.1 million and $110.7 million for the nine months ended September 30, 2025 and 2024, respectively. These operating cash flows were primarily driven by:
•net income of $126.7 million and $98.8 million for the nine months ended September 30, 2025 and 2024, respectively, after adjusting for $42.8 million and $92.6 million of net non-cash activities for the nine months ended September 30, 2025 and 2024, respectively;
•an increase in working capital of $15.2 million during the nine months ended September 30, 2025 as compared to an increase of $3.5 million in working capital during the nine months ended September 30, 2024. The increase is largely due to an increase in collections related to incentive fees, which were partially offset by an increase in higher payments made for cash-based compensation, during the nine months ended September 30, 2025; and
•proceeds received from investments of $13.2 million and $8.4 million for the nine months ended September 30, 2025 and 2024, respectively.
Net Cash Used in Investing Activities
Net cash used in investing activities was $(14.5) million and $(25.1) million for the nine months ended September 30, 2025 and 2024, respectively. These investing cash flows were primarily driven by:
•purchases of premises and equipment of $(3.9) million and $(15.6) million during the nine months ended September 30, 2025 and 2024, respectively; and
•contributions/subscriptions to investments of $(23.7) million and $(17.2) million during the nine months ended September 30, 2025 and 2024, respectively; partially offset by
•distributions received from investments of $13.2 million and $7.7 million during the nine months ended September 30, 2025 and 2024, respectively.
Net Cash Used in Financing Activities
Net cash used in financing activities was $(48.3) million and $(31.5) million for the nine months ended September 30, 2025 and 2024, respectively. These financing cash flows were primarily driven by:
•capital distributions paid to partners and member of $(56.4) million and $(42.7) million during the nine months ended September 30, 2025 and 2024, respectively;
•capital distributions paid to noncontrolling interest holders of $(9.6) million and $(9.2) million during the nine months ended September 30, 2025 and 2024, respectively;
•principal payments on the Term Loan Facility of $(3.3) million and $(2.1) million during each of the nine months ended September 30, 2025 and 2024, respectively;

•the settlement of equity-based compensation to satisfy withholding tax requirements of $(16.2) million and $(12.7) million during the nine months ended September 30, 2025 and 2024, respectively; and
•dividends paid of $(18.0) million and $(15.6) million during the nine months ended September 30, 2025 and 2024, respectively; partially offset by
•proceeds from the Term Loan Facility amendment of $50.0 million during the nine months ended September 30, 2024;
•proceeds from the exercise of warrants of $3.3 million during the nine months ended September 30, 2025, and
•proceeds from the Share Purchase Agreement, net of $49.8 million during the nine months ended September 30, 2025.
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
As of September 30, 2025, GCMH had borrowings of $432.5 million outstanding under the Term Loan Facility and no outstanding balance under the Revolving Credit Facility. As of September 30, 2025, we had available borrowing capacity of $50.0 million under our Revolving Credit Facility.
See Note 11 in the notes Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of our outstanding indebtedness.
The terms of the Company’s current debt instruments contain covenants that may restrict the Company and its subsidiaries from paying distributions to its members. As a holding company, we are dependent upon the ability of GCMH to make distributions to its members, including us. However, the ability of GCMH to make such distributions is subject to its operating results, cash requirements and financial condition, restrictive covenants in our debt instruments and applicable Delaware law. These restrictions include restrictions on the payment of distributions whenever the payment of such distributions would cause GCMH to no longer be in compliance with any of its financial covenants under the Term Loan Facility. Absent an event of default under the Credit Agreement governing the terms of the Term Loan Facility, GCMH may make unlimited distributions when the Total Leverage Ratio (as defined in the Credit Agreement) is below stated thresholds. As of September 30, 2025, the Total Leverage Ratio was below such stated thresholds and we were in compliance with all financial covenants.
See Note 12 in the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of our interest rate derivatives to hedge interest rate risk related to the Company’s outstanding indebtedness.
Dividend Policy
We are a holding company with no material assets other than our indirect ownership of equity interests in GCMH and certain deferred tax assets. As such, we do not have any independent means of generating revenue. However, management of GCM Grosvenor expects to cause GCMH to make distributions to its members, including us, in an amount at least sufficient to allow us to pay all applicable taxes, to make payments under the tax receivable agreement, and to pay our corporate and other overhead expenses. On October 14, 2025, GCMG’s Board of Directors approved a quarterly dividend increase, raising the quarterly dividend from $0.11 to $0.12 per share of Class A common stock to record holders as of the close of business on December 1, 2025. The payment date will be December 15, 2025. The payment of cash dividends on shares of our Class A common stock in the future, in this amount or otherwise, will be within the discretion of GCMG’s Board of Directors at such time.
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
For the nine months ended September 30, 2025, we spent $25.7 million to reduce Class A shares to be issued to employees, which reflects both RSUs that were settled in cash and shares retired in connection with the net share settlement of equity-based awards. Other than the deemed repurchases described above, no shares of Class A common stock or warrants were repurchased during the nine months ended September 30, 2025. As of September 30, 2025, $86.4 million remained available under our stock repurchase plan.
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
Tax Receivable Agreement
Exchanges of Grosvenor common units by limited partners of GCMH result in increases in the tax basis in our share of the assets of GCMH and its subsidiaries that otherwise would not have been available. These increases in tax basis increase our depreciation and amortization deductions and create other tax benefits, and therefore may reduce the amount of tax that we would otherwise be required to pay in the future. The tax receivable agreement requires us to pay 85% of the amount of these and certain other tax benefits, if any, that we realize (or are deemed to realize in certain circumstances) to the TRA Parties. During the nine months ended September 30, 2025, the conversion of 2,569,415 Partnership common units for 2,569,415 Class A common stock resulted in a step-up in tax basis under IRS §754. Any net tax benefits recognized because of this step-up will result in future tax benefit payments under the tax receivable agreement. The increase in the payable to related parties pursuant to the tax receivable agreement liability due to this exchange is approximately $9.0 million as of September 30, 2025. As of September 30, 2025, the amount payable to related parties pursuant to the tax receivable agreement was $60.6 million.
Contractual Obligations, Commitments and Contingencies
See Note 13 in the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of the lease payments. There are no other material changes outside of the ordinary course of business in our contractual obligations, commitments and contingencies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
For a more complete discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our Condensed Consolidated Financial Statements, please refer to Note 2 in the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Recent Accounting Pronouncements
Information regarding recent accounting developments and their impact on our results can be found in Note 2 in the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Based on the floating rate component of our Term Loan Facility and excluding any impact of interest rate hedges as of September 30, 2025, we estimate that a 100 basis point increase in SOFR would result in increased interest expense of $4.3 million over the next 12 months.
There have been no material changes in our market risks during the nine months ended September 30, 2025. For additional information, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are a defendant in various lawsuits related to our business. We do not believe that the outcome of any current litigation will have a material effect on our Condensed Consolidated Statements of Financial Condition or Condensed Consolidated Statements of Income (Loss).
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 30, 2025, we did not purchase any shares of Class A common stock or warrants to purchase shares of Class A common stock. See Note 6 in the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about our stock repurchase plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c) Insider Trading Arrangements and Policies.
During the third quarter of 2025, none of the Company’s directors or executive officers adopted or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(c) of Regulation S-K), except as specified below.
On September 16, 2025, Pamela Bentley, the Company’s Chief Financial Officer, adopted a trading plan for the sale of shares of the Company’s Class A common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. The plan expires on the earlier of (i) February 15, 2026 or (ii) the completion of the sale of the maximum number of shares under the plan. The aggregate number of shares to be sold under the plan is 80,000 shares.

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

GCM GROSVENOR INC.
Date: November 5, 2025	By:	/s/ Michael J. Sacks
Michael J. Sacks
Chief Executive Officer
(Principal Executive Officer)

GCM GROSVENOR INC.
Date: November 5, 2025	By:	/s/ Pamela L. Bentley
Pamela L. Bentley
Chief Financial Officer
(Principal Financial Officer)