Form 10-K
period 2025-12-31
GCM Grosvenor Inc.
filed 2026-02-19
CIK 1819796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $599.1 million, based on the closing price of the registrant’s common stock on the Nasdaq Stock Market on June 30, 2025 of $11.56 per share.
As of February 16, 2026, there were 60,810,959 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding and 141,665,831 shares of the registrant’s Class C common stock, par value $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2026 annual meeting of the shareholders (the “2026 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2026 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
•“GCMH Equityholders” are to Holdings, Management LLC, Holdings II, and GCM Progress Subsidiary LLC;
•“GCMLP” are to Grosvenor Capital Management, L.P., an Illinois limited partnership;
•“Grosvenor common units” are to units of partnership interests in GCMH entitling the holder thereof to the distributions, allocations, and other rights accorded to holders of partnership interests in GCMH following the Grosvenor Redomicile and LLLPA Amendment (as defined in the Transaction Agreement);
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
•“Key Holders” are to Michael J. Sacks, GCM V and the GCMH Equityholders;

•“Management LLC” are to GCM Grosvenor Management, LLC, a Delaware limited liability company;
•“Mosaic Transaction” are to a transaction, effective January 1, 2020, by which GCMH and its affiliates transferred certain indirect partnerships interests related to historical investment funds managed by GCMH and its affiliates to Mosaic Acquisitions 2020, L.P.;
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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those highlighted in the section entitled “Risk Factors” in this Annual Report on Form 10-K, that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could cause a decline in the price of shares of our Class A common stock:

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
•Our entitlement to receive carried interest from many of our funds could create an incentive for us to make more speculative investments and determinations on behalf of a fund than would be the case in the absence of such arrangement;
•Our international operations subject us to numerous risks;
•Our indebtedness may expose us to substantial risks;
•Extensive government regulation, compliance failures and changes in law or regulation could adversely affect us;
•Difficult or volatile market, economic and geopolitical conditions can adversely affect our business in many ways, including by reducing the value or performance of the investments made by our funds, reducing the number of high-quality investment managers with whom we may invest, and reducing the ability of our funds to raise or deploy capital, each of which could materially reduce our revenues, earnings and cash flow and materially and adversely affect our business, financial condition and results of operations;
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
•Operational risks, including system failures or disruptions, can disrupt our business, damage our reputation, result in financial losses or limit our growth; and
•We are subject to increasing and diverging scrutiny from clients, investors, regulators elected officials, stockholders and other stakeholders or third parties with respect to Sustainable and Impact investing matters, which may constrain investment opportunities, adversely impact our ability to raise capital, and result in increased costs or otherwise adversely affect us.

Part I.
ITEM 1. BUSINESS
Our Company
Over our 54-year history we have prided ourselves on our client-centric approach to alternative asset management. As a leading global solutions provider, we invest across all major alternative investment strategies and are highly flexible in how we structure our solutions, so that we can work to meet each client’s specific needs. As of December 31, 2025, we had $90.9 billion in AUM.
Our central objectives are to provide our clients with choice, deliver innovative alternative investment offerings and generate competitive risk-adjusted returns. We partner with our institutional and individual clients to invest on their behalf across the private and public markets, either through portfolios customized to meet a client’s specific objectives or through specialized funds that are developed to meet broad market demands for strategies and risk-return objectives. Our clients include large, sophisticated, global institutional investors and a growing individual investor client base. In both cases, our clients rely on our investment expertise and differentiated, diversified investment sourcing to navigate the alternatives market. As one of the pioneers of customized separate account solutions, we are equipped to provide investment services to clients with a wide variety of needs, internal resources and investment objectives, and our client relationships are deep and frequently span decades.
As of December 31, 2025, we had 553 employees, including 185 investment professionals, operating in nine offices throughout the United States and in Frankfurt, Hong Kong, London, Seoul, Sydney, Tokyo and Toronto.
For the years ended December 31, 2025 and 2024, our total management fees were $426 million and $402 million, respectively, our total operating revenues were $558 million and $514 million, respectively, our net income was $45 million and $19 million, respectively, our fee related earnings were $185 million and $166 million, respectively, and our adjusted net income was $166 million and $141 million, respectively.
We believe our history, experience, expertise and scale across the full range of alternative investment strategies, combined with our scalable investment origination engine and flexible implementation approach, are key differentiators and position us well to provide a strong value proposition for clients. In addition, we believe our “one firm” culture, which is rooted in values of integrity and responsibility, is a key intangible asset to all our stakeholders.
Investment Strategies
1 Credit Investments overlap with investments in other strategies
We operate at scale across the full range of private markets and absolute return strategies. Private markets and absolute return strategies are primarily defined by the liquidity of the underlying securities purchased, the length of the client commitment, and the form and timing of incentive fees. We offer the following private markets and absolute return investment strategies:
Private Markets
Private Markets represents $64.1 billion of AUM, or 71% of total AUM. Private Markets consists of Private Equity, Infrastructure and Real Estate as well as certain strategies that span the full breadth of the platform, which are addressed in more detail below.
•Private Equity. We are a recognized industry leader in private equity with global capabilities investing in primary funds, secondaries and co-investments. As of December 31, 2025, we managed $32.9 billion of AUM in private equity strategies.
•Infrastructure. We are a leading open architecture infrastructure platform with nearly two decades of experience. Our investment activities span geographies, infrastructure subsectors, and include fund investing, secondary investing and direct investing. As of December 31, 2025, we managed $18.7 billion of AUM in infrastructure strategies.
•Real Estate. We manage real estate investment portfolios through a flexible investment platform to provide differentiated exposure to opportunistic real estate investments, primarily in North America. We are a leader in seeding new platforms, joint venture investing, and other creative and innovative implementation methods to access attractive real estate returns. As of December 31, 2025, we managed $7.2 billion of AUM in real estate strategies.
Absolute Return Strategies
•Absolute Return Strategies. We have been investing in hedge fund strategies for over 54 years. We are an experienced and scaled platform with a leading capability in providing customized solutions. As of December 31, 2025, we managed $26.8 billion of AUM in our absolute return strategies, or 29% of our total AUM.
Strategies Across Private Markets and Absolute Return Strategies
•Alternative Credit. We are a leader in alternative credit investing and our one-firm approach to the asset class provides us with a competitive advantage in sourcing and making credit investments. Our activities cover the liquidity spectrum across structured credit, corporate credit, distressed, direct lending, and real assets. Our platform also enables us to take a holistic approach to credit investing, both through managers and through credit co-investments and secondaries. As of December 31, 2025, we managed $16.8 billion of AUM in alternative credit strategies, comprised of $9.3 billion in private credit and $7.4 billion in liquid credit.
•Middle Market and Small and Emerging Managers. Over the past 30 years, we have developed a market-leading, dedicated effort to investing in and alongside middle market and small and emerging managers, which we believe adds significant, differentiated value to our clients. As of December 31, 2025, we managed $22.4 billion of AUM in small and emerging managers.
•Opportunistic Investing. We combine our unparalleled deal sourcing platform with flexibility of mandate to manage programs and products that opportunistically invest across multiple asset classes, liquidity profiles, capital structures and geographies.
•Sustainable and Impact Investing. We implement sustainable investing solutions for clients, that are rooted in our clients’ choice around the inclusion of sustainable investing themes, and/or Impact factors into their portfolio construction. We have been consistently focused on helping our clients achieve their own objectives by designing solutions that meet our clients’ varied goals, priorities, and risk tolerances. Total sustainable investments AUM is $31.2 billion as of December 31, 2025.
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
From a structural standpoint, we offer investment portfolios to clients in two broad ways: customized separate accounts and specialized funds. These investment portfolios can be evergreen, closed-end or registered in nature.
•Customized separate accounts. We construct customized portfolios to meet our clients’ specific objectives with regards to asset classes, implementation types, return, risk tolerance, diversification, liquidity and other factors. We believe that the strong economic value proposition for customized separate accounts helps create a moat around our strategic partnerships with our clients, which in turn helps foster long-term relationships. Depending on the program, we offer our clients fee savings and preferential terms as well as access to proprietary capacity or deal flow. Beyond our strong economic value proposition, for many of our large clients, we also provide value-add ancillary services, including fund administration, portfolio risk management and research access. Clients also can benefit from the scale of our data and technology systems. Generally available for commitments of $100 million or more, customized separate accounts comprised $64.3 billion, or 71% of our AUM as of December 31, 2025.
•Specialized funds. Our specialized funds are products through which multiple investors can access a particular investment strategy through a commingled vehicle. Our specialized funds leverage our existing investment capabilities, and lower minimum investment thresholds, allowing us to expand our investor footprint with both institutional and individual investors. Our specialized funds comprised $26.6 billion, or 29% of our AUM, as of December 31, 2025.
Global Footprint and Diversified Client Base
Our client base is highly tenured, in large part due to the aforementioned strength of our value proposition. Our 25 largest clients by AUM have been with us for an average of approximately 15 years and our existing clients are a key driver of our asset growth. Existing clients contributed more than 82% of the total capital raised in 2025 and have typically been in excess of 75% of total annual capital raised historically. Notably, capital from existing clients has pertained to both existing programs and new portfolios in different investment strategies, and cross-selling has traditionally been another key driver of the firm’s growth. As of December 31, 2025, approximately 55% of our 50 largest clients by AUM worked with us in multiple investment strategies (i.e., absolute return strategies, private equity, infrastructure, real estate and credit), and 96% of those clients have added capital to us since the start of 2020.
We had over 700 institutional clients as of December 31, 2025, which were broadly diversified by type, size, geography, and revenue. Our clients include some of the world’s largest pension funds, sovereign wealth entities, corporations, financial institutions, and insurance corporations. Our individual investor base includes family offices, high-net-worth and mass affluent individuals.

Note: AUM as of December 31, 2025. Management fees for the twelve months ended December 31, 2025.
Over our history we have continued to expand our global footprint, which we believe provides us with the opportunity to in turn continue to benefit from the ongoing global growth of the alternative asset management industry. We operate nine primary offices in eight countries. We serve clients from 34 countries and have deployed capital in over 100 countries across a wide range of investment strategies.
Note: As of December 31, 2025.

Strong and Scalable Business Model
The strength of our business model is derived from the following valuable attributes:
•Long-duration capital and high management fee centricity. For each of the years ended December 31, 2025 and 2024, net management fees were $408.0 million and $387.0 million, respectively, compared to $44.5 million and $36.5 million of net incentive fees attributable to GCM Grosvenor, respectively. Our management fee stability is rooted in the long-dated nature of our investment programs. As of December 31, 2025, more than $36.9 billion of our AUM is in evergreen programs - $26.8 billion in absolute return strategies and $10.1 billion in private markets evergreen programs, defined as those with an open-ended structure or NAV target. In addition, as of December 31, 2025, $44.3 billion of our AUM, or 69%, of our AUM in private markets strategies, had a remaining tenor of seven years or more.
•Significant visibility into future management fee growth. We have experienced steady growth in the fee-paying AUM (“FPAUM”) that drives our management fees. Our capital raising is driven by two primary factors: program re-ups and new programs. Client re-ups to private markets customized separate account programs occur at an approximately 90% certainty rate every few years and at an average of approximately 25% greater size than predecessor programs. In addition, each year we raise incremental capital in new programs from existing or prospective clients. When capital is raised from either source, it either becomes FPAUM immediately or becomes contracted not yet fee-paying AUM (“CNYFPAUM”). As of December 31, 2025, we had $72.5 billion in FPAUM plus approximately $10.4 billion of CNYFPAUM, which will bolster FPAUM growth as we start charging management fees, under existing contracts, over the course of applicable commitments periods that extend for approximately the next three years.
•Additional earnings power from incentive fees. Though subject to more variability, including on account of factors out of our control, we believe our incentive fees have the opportunity to increase significantly in the future due to the amount of assets able to earn incentive fees and recent fundraising success. The incentive fees have greater variability between time periods. For example, as of December 31, 2025, the firm’s share of unrealized carried interest, which relates to cumulative performance for longer duration private markets programs, grew by 259% to $478 million, as compared to December 31, 20201. Run-rate annual performance fees, which reflect the potential annual performance fees generated by performance fee-eligible AUM at an 8% gross return for both multi-strategy and credit strategies, and a 10% gross return for specialized opportunity strategies, were $35.2 million as of December 31, 2025.
•Embedded scalability and operating leverage. Our business benefits from embedded operating leverage, which in turn drives scalability and margin expansion opportunity. Over the last decade, we have made significant investments in our platform infrastructure by building out our investment teams across investment strategies and geographies, and we believe that we can deploy multiples of our existing capital base given the breadth of our investment sourcing engine. We believe all of these factors position us well for continued margin expansion. Our margin on Fee-Related Earnings increased to 44% for the year ended December 31, 2025 compared to 31% in 2020.
Our History
Since the launch of our first absolute return portfolio more than 54 years ago, we have specialized in creating and managing alternative investment portfolios on behalf of our clients. From 1971 to the mid-1990s, we provided specialized absolute return portfolios primarily to high-net-worth and family office investors. Beginning in the 1990s, we expanded our absolute return service offerings to serve institutions of all size and scale. Also starting in the early 1990s, we increased our emphasis on customized portfolios and broadened our offerings. As our assets grew and we strengthened our relationships with managers, we sought to use our scale, experience and industry relationships to tailor investment mandates and negotiate for improved terms for our clients.
Over the years, we expanded our global presence through the opening of offices in Europe and Asia to support our growing client base.
1 For comparison purposes, presented as if the Mosaic Acquisitions 2020, L.P. repurchase occurred as of December 31, 2020.

In January 2014, we added complementary private markets capabilities through our acquisition of the Customized Fund Investment Group from Credit Suisse Group AG, which was established in 1999. The acquisition added private equity, infrastructure and real estate investment strategies to our business and has been a success both economically and culturally with a commitment to a “one firm” model that is collaborative across investment strategies. Since that time, we have also broadened our focus to increasingly focus on direct-oriented investments such as in co-investments and secondaries. Direct-oriented strategies now comprise 54% of our Private Markets AUM.
Today, we continue to evolve and expand the ways in which we provide solutions to our global clients. Since 2021, we have expanded our global footprint by opening offices in Toronto, Canada; Frankfurt, Germany; and Sydney, Australia. In 2024, we expanded our offerings to individual investors by announcing two registered products focusing on investments in private equity and infrastructure assets.
Our Market Opportunity
The alternative asset management industry continues to see strong growth. According to Preqin, Future of Alternatives 2029, total alternative AUM is expected to grow from $12.6 trillion in 2020 to $29.2 trillion in 2029.
Several trends and developments have shaped the alternative investing industry and continue to serve as the primary drivers of our growth:
Growth in Total Global AUM
Global assets under management has increased significantly in recent years and is expected to continue growing. According to a 2025 report from PricewaterhouseCoopers (PwC), total global AUM in the asset and wealth management market is projected to increase from $139 trillion in 2024 to approximately $200 trillion in 2030. This expansion of investable capital is anticipated to further drive growth in alternative investment strategies.
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
According to the H2 2025 Preqin Investor Outlook for Alternative Assets, institutional investors plan to maintain or increase their long-term allocations across all alternative investment strategies. Respondents who intend to maintain or increase their allocations:
•94% for infrastructure
•92% for private credit
•90% for private equity
•83% for absolute return strategies
•83% for real estate
Democratization of Alternatives
Individual investors, which we define as high-net-worth individuals, the mass affluent and retail investors, represent a significant growth opportunity for us and for alternative investment managers. Currently, those investors are significantly under-allocated to alternative investments compared to institutional investors. According to Bain Global’s 2023 Private Equity Report, individual investors allocate less than 5% of their total portfolios to alternatives, compared to institutional investor portfolios, such as public pension plans and sovereign wealth funds, which allocated 20-25% of their portfolios to alternatives on average.
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

Given our long history and the resulting depth and scale of our business, we believe we have one of the most comprehensive sets of data in the industry. In addition, our information advantage spans the breadth of private markets and absolute return investment strategies, which is essential in sourcing differentiated, high-quality investment opportunities. For example, as of December 31, 2025, we tracked data pertaining to more than 10,500 managers across our platform. Our extensive proprietary data and analytics capabilities drive our investment selection decisions, helping us generate competitive risk-adjusted returns, and our data infrastructure supports flexible and dynamic reporting capabilities.
Our Competitive Strengths
We Offer the Full Breadth of Alternative Investment Strategies
We are one of the few solutions providers globally with capabilities to invest across the full liquidity spectrum of alternative investment strategies (private markets, including private equity, infrastructure, real estate and alternative credit, and absolute return strategies) combined with flexibility of implementation methodologies (primary fund investments, secondaries, co-investments, seeding and direct investments). We believe this offers us a differentiated investment perspective, as we sit at the intersection of a tremendous amount of market intelligence and deal flow. We also are able to work with our clients in numerous ways, which we believe is an advantage as investors try to limit the number of asset manager relationships they maintain in favor of a smaller number of solutions providers who, like us, offer access to multiple investment strategies. As of December 31, 2025, 54% of our top 50 clients by AUM worked with us in multiple investment strategies.
Highly Scalable Investment Sourcing Engine
Over 54 years of industry participation and leadership has afforded us with a vast network of relationships across the full spectrum of the alternatives landscape. Today, we seek to capture the benefits of these relationships, further amplified by our scale as a $90.9 billion investor as of December 31, 2025, to our clients. Depending on the program, we offer our clients fee savings and preferential terms, access to hard to access managers and proprietary deal flow. In addition, our breadth and history are critical in sourcing direct-oriented investments, which have grown from 39% of our AUM five years ago to 54% of our AUM as of December 31, 2025. Direct-oriented investment approaches including co-investing and investing in secondaries rely on the breadth of our firm network from a sourcing and intelligence standpoint.
We Are a Market Leader in Customized Alternative Investment Solutions
The institutional investor community has increasingly embraced tailored investment programs that are different from the one-size-fits-all solution offered by specialized funds. We believe we were pioneers in customized separate accounts, having launched our first absolute return-focused customized separate account in 1996 and our first private markets separate account in 1999. In our customized programs we are deeply embedded with our clients and seek to form a highly collaborative partnership to enable clients to address specific interests, issues and needs. The partnership-centric nature of our private markets customized separate account relationships has resulted in long-tenure programs and high re-up rates of approximately 90% from January 1, 2018 through December 31, 2025. For closed-end programs, capital deployment is typically highly programmatic, meaning re-ups typically occur every few years. As of December 31, 2025, we had $64.3 billion in AUM across our customized separate accounts for 166 clients across 281 customized portfolios.
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

Strong Long-Term Performance Across Breadth of Alternative Investment Strategies
Generating competitive risk-adjusted returns is one of our core objectives. As shown below, for our realized and partially realized investments, we have outperformed the respective market benchmarks across all of our private markets strategies on an inception-to-date basis as of September 30, 2025. Past performance is not indicative of future results.
($ in millions, unless otherwise mentioned)

	Outperformance of PME by	PME Index	Annualized Returns Since Inception	Inception Date
Private Equity
Primary Fund Investments(1)	3.5%	S&P 500	13.4%	2000
Secondaries Investments(2)	5.9%	S&P 500	17.8%	2014
Co-Investments/Direct Investments(3)	4.3%	S&P 500	18.8%	2009

Infrastructure(4)
Primary Fund Investments(4)	5.6%	MSCI World Infrastructure	11.8%	2009
Direct-Oriented Investments(4)	9.3%	MSCI World Infrastructure	14.5%	2009

Real Estate(5)	3.9%	NFI-ODCE Index	13.6%	2010
Note: Returns for each strategy are presented from the date the firm established a dedicated team focused on such strategy through September 30, 2025. Investment net returns are net of investment-related fees and expenses, including fees paid to underlying managers, but do not reflect management fees, performance fees, or carried interest to GCM Grosvenor or any expenses of any account or vehicle GCM Grosvenor manages. Data does not include investments that were transferred at the request of investors prior to liquidation and are no longer managed by GCM Grosvenor.
__________
(1)Reflects primary fund investments since 2000. Excludes certain private markets credit fund investments outside of private equity programs.
(2)GCM Grosvenor established a dedicated private equity secondaries vertical in September 2014. Track record reflects all secondaries investments since the vertical was formed.
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

	Annualized Returns Since Inception - Period Ended December 31, 2025	Inception Date
Absolute Return Strategies	7.2%	1996
GCMLP Diversified Multi-Strategy Composite	8.2%	1993
For additional details on our investment performance and explanatory footnotes, please see “Investment Performance”. In addition to our investment performance, we believe clients value our services and support in portfolio monitoring, reporting, accounting, legal and compliance, operations and data analysis functions.
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
In addition to a competitive compensation structure, we promote a work environment that we believe is interesting and challenging, providing our employees the opportunity to grow professionally. We also seek to foster strong alignment between our employees and clients. As of December 31, 2025, our current employees, former employees and the firm had approximately $836 million of their own capital (including through leveraged vehicles) invested into our various investment programs, which we believe aligns our interests with those of our clients.
Strategic Priorities
Expand Relationships with Existing Clients
We believe the best way to grow our business is by providing excellent partnership and results to our existing clients, because when they succeed, we succeed. Over the last three years, 68% of our top 25 clients have expanded their investment relationship with us, and during 2025, over 82% of our gross capital inflows were derived from existing clients. Notably, capital from existing clients has pertained to both existing programs and new portfolios in different investment strategies, and cross-selling has been a driver of the firm’s growth. As of December 31, 2025, 54% of our top 50 clients by AUM worked with us in multiple investment strategies (i.e., private equity, infrastructure, real estate, alternative credit and absolute return strategies), compared to 46% as of the end of 2020. We have a track record of successfully expanding our client relationships within or between investment strategies, and we believe a large portion of our future growth will come from existing clients through both renewals and expansion of client relationships into new strategies.
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
In 2021, we opened new offices in Toronto, Canada and Frankfurt, Germany, and in 2023, we further expanded our global footprint by opening an office in Sydney, Australia. While we believe the U.S. will continue to drive a significant amount of our fundraising, we have already seen momentum in non-U.S. markets in 2025.
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
For example, in 2024 we significantly expanded our product lineup for the individual investor community. We used the interval fund structures, which is an investor-friendly structure and substantially reduces the operational burden of investing in alternatives by offering daily liquidity, quarterly redemptions, subscriptions via a fund ticker, and simplified 1099 tax reporting. Furthermore, these structures are accessible to a broader group of individual investors and feature materially lower minimum investment thresholds compared to a traditional drawdown structure.
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

Scale Our Platform’s Origination Potential and Build New, Differentiated Investment Offerings
While we pride ourselves on the breadth of our investment offering, we believe that we can further leverage our history, relationships and breadth to originate more differentiated dealflow on behalf of our clients. In addition to successfully deploying more capital into our existing strategies, a key to our past growth has been pursuing innovative investment strategies that complement our incumbent strengths, and over the past decade we have successfully launched a number of new investments strategies.
One example is the firm’s Elevate strategy, which launched in 2022, and closed its first Elevate fund in 2024 with approximately $800 million of capital. The Elevate strategy builds on GCM Grosvenor’s strong, multi-decade track record of investing in small and emerging managers and the firm’s position as a leading private equity investor. The firm has $22.4 billion of assets under management with small and emerging managers as of December 31, 2025. The firm’s deep expertise and expansive network enable it to provide critical resources, strategic guidance, and operational support to firm founders, encouraging innovation, growth, and a stronger path to long-term success.
We believe we can further utilize our embedded deal origination engine to grow our offerings in credit co-investments and secondaries, value-add, core and core-plus real estate strategies, as well as infrastructure debt and project finance.
Capture Benefits of Embedded Operating Leverage While Investing Strategically in Growth
Our business benefits from embedded operating leverage, which in turn drives scalability. Over the last decade we have made significant investments in our platform infrastructure by building out our investment teams across investment strategies and geographies, which we believe positions us well for continued margin expansion. Since the end of 2020, our Fee-Related Earnings margin expanded from 31% to 44% as of the end of 2025, during which time we also made investments in our business, such as opening new global offices and expanding our distribution efforts to the insurance and individual investor channels. Consequently, we are focused on balancing strategically investing in the business to drive growth with capturing the benefits of our embedded operating leverage to expand our margins.
Investment Strategies
As described below, we provide our clients with access to a full range of alternatives strategies across both private markets and absolute return investment strategies, and diversified across liquidity profile, geographic regions and industries.
Private Markets
We had $64.1 billion in Private Markets AUM as of December 31, 2025. In private markets, clients generally commit to invest over a multi-year time period and have an expected duration of seven years or more. As of December 31, 2025, 54% of Private Markets AUM was in direct-oriented strategies (secondaries, co-investments, direct investments, and seed investments).
Private Equity
Private equity is our largest private markets investment strategy with $32.9 billion in AUM as of December 31, 2025. We are a recognized industry leader in private equity investing with over 20 years of experience. Since our first private equity investment in 1999, we have gained deep experience across strategies, including leveraged buyouts, special situations, growth equity, and venture capital.
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
Infrastructure
Infrastructure has been our fastest growing alternative investment strategy over the last five years, with AUM increasing by 212% to $18.7 billion as of December 31, 2025 from December 31, 2020. Since our first infrastructure investment in 2003, we have grown into one of the leaders in alternative infrastructure investing across power, utilities, renewables, transportation and telecom/technology infrastructure. We have a specialized, global team of investment professionals who focus solely on infrastructure investments, providing us with a comprehensive view of the infrastructure landscape and enabling us to broadly source opportunities using the most effective means of implementation. We seek to drive value for our clients through broad access to primary fund investments, secondaries, co-investments, and direct investments.
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
Real Estate
Our real estate AUM as of December 31, 2025 was $7.2 billion, a 124% increase compared to December 31, 2020. Since our first real estate investment in 2002, our team has targeted value-add and opportunistic returns through equity and credit investments. An outgrowth of our open architecture approach across the firm, our real estate platform focuses on investing in and alongside early-stage real estate platforms. We invest in high quality assets at an advantageous all-in cost and with additional upside potential. We provide various forms of capital to these emerging real estate platforms, by acting as a strategic partner, by providing seed capital to the business or fund, by helping to satisfy GP funding requirements, or entering into joint ventures to capitalize deals or groups of deals.
Through this approach, our team has helped launch more than 40 real estate platforms or business lines for existing real estate platforms. The approach has provided access to differentiated deal flow, and due to the catalytic nature of the capital in addition to the returns of the physical assets we often also participate in revenue sharing alongside our partners to drive additional return.
Absolute Return Strategies
Absolute return strategies are primarily defined by the liquidity of the underlying securities purchased, the length of the client commitment, and the form and timing of incentive fees. Generally, for absolute return strategies the securities tend to be more liquid, and incentive fees are earned on an annual basis pursuant to mark to market. We offer a broad range of tailored solutions across strategies (multi-strategy, opportunistic credit, macro, relative value, long/short equity and quantitative strategies) and managers. Our overall investment philosophy is to invest with leading managers to achieve attractive risk-adjusted returns with low volatility and low correlation to traditional investment strategies. Diversification, risk management and a focus on downside protection are key tenets of our approach. Through detailed fundamental analysis and due diligence, we aim to identify investment opportunities where intermediate or long-term value is obscured by attributes such as complexity, corporate events, technical dislocations, or market misunderstandings. We frequently provide efficient access to underlying managers through improved fee structures, negotiated favorable terms and targeted exposures. Our scale and reputation as a longstanding, value-added limited partner creates opportunities for us to gain access to managers that are “closed” and not otherwise accepting new capital. As of December 31, 2025, we had approximately $26.8 billion AUM in our absolute return strategies.
Investment Strategies Across Asset Classes
Alternative Credit
With over 30 years of investing experience, our credit investments span credit strategies across the liquidity spectrum, including structured credit, corporate credit, distressed, direct lending, and real asset credit. Our credit investment activities significantly leverage the sourcing power of the firm’s broad alternatives platform, which provides us with differentiated deal flow and the flexibility to execute through primary fund investments, co-investments, secondaries, and direct transactions across the credit landscape. Our robust global platform also provides a wide range of opportunities, including niche opportunities and exclusive access to capacity-constrained investments. We implement credit strategies for our clients through customized separate accounts offering either a holistic credit solution or complementary exposures, strategic partnerships that enable clients to enhance their existing credit programs through co-investments and secondaries, and dedicated credit-focused specialized funds. As of December 31, 2025, we managed $16.8 billion of AUM in alternative credit strategies.

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
We broadly define middle market investment activities as funds with AUM of generally less than $3.0 billion in the United States, €2.0 billion in Europe or $1.5 billion in Asia, small investment activities as funds with AUM of generally less than $1.0 to $2.0 billion and emerging market activities as managers that have launched three or fewer funds or have less than three years of investment activity. As of December 31, 2025, we had $22.4 billion of AUM dedicated to small and emerging managers across both private markets and absolute return strategies.
Opportunistic Investing
We manage a variety of programs and products that combine our unparalleled deal sourcing platform with the flexibility to invest across multiple asset classes, liquidity profiles, capital structures and geographies.
Sustainable and Impact Investments
As of December 31, 2025, we managed $31.2 billion of Sustainable Investing AUM. We believe that we were early adopters of offering clients choice around the integration of Sustainable and/or Impact factors into their portfolio construction. We have been committed to helping our clients achieve their Sustainable and/or Impact objectives by designing, at their request, solutions that meet our clients’ varied goals, priorities, and risk tolerances. Classification as a Sustainable and/or Impact Investment is based on the assessment of each individual investment by GCM Grosvenor investment team members. There is subjectivity in placing an investment in a particular category, and conventions and methodologies used by GCM Grosvenor in categorizing investments and calculating the data presented may differ from those used by other investment managers. In addition, sustainability-related practices differ by region, industry and issue and are evolving accordingly, and an investment’s sustainability-related practices or our assessment of such practices may change over time.
Implementation Methodologies
We provide our clients access to both private markets and absolute return investment strategies that are diversified across financing stages, geographic regions and industries. We implement such strategies by making investments in primary funds and investments in direct-oriented strategies, which encompass secondaries, co-investments, direct investments and seed investments. Direct-oriented strategies AUM has grown to represent 54% of total firm Private Markets AUM as of December 31, 2025, compared to 39% as of December 31, 2020.
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
Secondaries Investments
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

Sourcing of Opportunities
All of our investment strategies benefit from our scale ($90.9 billion in AUM as of December 31, 2025), our extensive track record (over 54 years of experience), our culture of compliance and the depth of our investment team (185 investment professionals). We believe that one of our competitive advantages is our comprehensive and robust sourcing and investment process. Our deal flow is sourced through multiple channels and reviewed through a rigorous, multi-step selection process that includes independent investment and operational due diligence.
We maintain a robust pipeline of primary fund investments, secondaries, direct and co-investments. Our ability to source, select and access top-tier opportunities reflects the rigorous processes executed by our large, experienced teams.
Our sourcing system relies on the following channels:
Existing manager relationships. We maintain strong relationships with many of the premier and most difficult-to-access managers across the alternative sector and seek to leverage those relationships to the benefit of our clients. Our relationships with a large pool of high-quality managers and management teams serve as a source of investment opportunities including secondaries and co-investments. We have experience and access across the spectrum of market and manager size. As of December 31, 2025, we tracked over 10,500 managers in our database.
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
Investment Performance
The following tables present information relating to the performance of all the investments made by GCM Grosvenor (except as mentioned otherwise in more detail below) across both the private markets and absolute return strategies. The data for these investments is presented from the date indicated through September 30, 2025 for private markets strategies and through December 31, 2025 for absolute return strategies and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
(2) Risk management, diversification and due diligence processes seek to mitigate, but cannot eliminate risk, nor do they imply low risk.

When considering the data presented below, you should note that the historical results of our discretionary investments are not indicative of the future results you should expect from such investments, from any future investment funds we may raise or from any investment in our Class A common stock, in part because:
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
Historical Performance of Private Market Strategies
Realized and Partially Realized Investments As of September 30, 2025
($ in millions, unless otherwise mentioned)

Strategy	Commitments	Contributions	Distributions	Current Value	Investment Net TVPI	Investment Net IRR	PME	PME Index
Private Equity
Primary Fund Investments(1)	$14,899	$16,784	$27,881	$2,489	1.81	13.4%	9.9%	S&P 500
Secondaries Investments(2)	$585	$520	$747	$168	1.76	17.8%	11.9%	S&P 500
Co-Investments/Direct Investments(3)	$4,455	$4,239	$7,068	$1,343	1.98	18.8%	14.5%	S&P 500

Infrastructure(4)
Primary Fund Investments(4)	$417	$463	$632	$176	1.74	11.8%	6.2%	MSCI World Infrastructure
Direct-Oriented Investments(4)	$2,965	$2,916	$4,375	$932	1.82	14.5%	5.2%	MSCI World Infrastructure

Real Estate(5)	$927	$964	$1,244	$101	1.39	13.6%	9.7%	NFI-ODCE Index
Note: Returns for each strategy are presented from the date the firm established a dedicated team focused on such strategy through September 30, 2025. Investment net returns are net of investment-related fees and expenses, including fees paid to underlying managers, but do not reflect management fees, performance fees, or carried interest to GCM Grosvenor or any expenses of any account or vehicle GCM Grosvenor manages. Data does not include investments that were transferred at the request of investors prior to liquidation and are no longer managed by GCM Grosvenor.
Past performance is not necessarily indicative of future results.

All Investments As of September 30, 2025
($ in millions, unless otherwise mentioned)

Strategy	Commitments	Contributions	Distributions	Current Value	Investment Net TVPI	Investment Net IRR	PME	PME Index
Private Equity
Primary Fund Investments(1)	$27,127	$25,922	$31,337	$10,947	1.63	12.5%	11.2%	S&P 500
Secondaries Investments(2)	$2,580	$2,270	$1,301	$1,980	1.45	13.3%	15.2%	S&P 500
Co-Investments/Direct Investments(3)	$8,654	$8,190	$7,218	$7,018	1.74	16.2%	15.1%	S&P 500

Infrastructure(4)
Primary Fund Investments(4)	$4,674	$3,390	$1,362	$3,127	1.32	9.5%	10.2%	MSCI World Infrastructure
Direct-Oriented Investments(4)	$8,321	$7,786	$5,094	$6,468	1.48	12.1%	8.7%	MSCI World Infrastructure

Real Estate(5)	$5,591	$4,591	$2,146	$3,103	1.14	6.1%	2.5%	NFI-ODCE Index

Opportunistic Programs	$3,546	$3,573	$2,504	$2,535	1.41	13.6%	N/A	N/A
Note: Returns for each strategy are presented from the date the firm established a dedicated team focused on such strategy through September 30, 2025. Investment net returns are net of investment-related fees and expenses, including fees paid to underlying managers, but do not reflect management fees, performance fees, or carried interest to GCM Grosvenor or any expenses of any account or vehicle GCM Grosvenor manages. Data does not include investments that were transferred at the request of investors prior to liquidation and are no longer managed by GCM Grosvenor.
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
Historical Performance of Absolute Return Strategies

	Assets Under Management as of December 31, 2025 ($Bn)	Annualized Returns Periods Ended December 31, 2025
		One Year		Three Year		Five Year		Since Inception
		Gross	Net	Gross	Net	Gross	Net	Gross	Net
Absolute Return Strategies (Overall)	$26.8	14.1%	13.2%	11.5%	10.7%	6.9%	6.2%	7.2%	6.1%
GCMLP Diversified Multi-Strategy Composite	$12.3	15.0%	14.0%	12.8%	11.9%	7.6%	6.8%	8.2%	6.9%
Note: Absolute Return Strategies (Overall) is since 1996. GCMLP Diversified Multi-Strategy Composite is since 1993.
Past performance is not necessarily indicative of future results.

Assets Under Management
The following chart summarizes the growth in our FPAUM and CNYFPAUM and the breakdown between private markets and absolute return strategies ($ billion).

8%
CAGR
$61.9
$72.1
$73.7
$76.9
$80.1
$90.9
$22.8
$9.2
$25.2
$4.7
$26.2
$13.1
$26.6
$6.2
$29.1
$16.6
$23.0
$5.0
$29.4
$20.0
$22.4
$5.1
$30.4
$20.6
$23.3
$5.8
$32.9
$25.9
$26.8
$5.3
Q4 2020
Q4 2021
Q4 2022
Q4 2023
Q4 2024
Q4 2025
8%
Private Equity CAGR
23%
Real Assets CAGR
12%
Private Markets CAGR[1]
1%
Absolute Return Strategies CAGR
Private Equity
Real Assets
Absolute Return Strategies
Credit and Other[1]

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
As of December 31, 2025, our FPAUM was $72.5 billion compared to $90.9 billion in AUM. The difference between AUM and FPAUM is primarily due to approximately $10.4 billion of contracted capital on which we expect to start charging management fees, under existing contracts, over the course of approximately the next three years as capital is invested or based on an agreed upon fee ramp in schedule. We expect that this additional $10.4 billion of capital will bolster our FPAUM growth over the next several years. Mark-to-market changes in AUM for funds that charge on commitments is another key difference between our AUM and our FPAUM.
Our overall FPAUM has grown from $48.9 billion at the end of 2018 to $72.5 billion as of December 31, 2025, representing a total CAGR of 6%, including a CAGR of 10% for FPAUM for our private markets strategy during the same period.

Contracted Not Yet Fee-Paying AUM
CNYFPAUM represents limited partner commitments which are expected to be invested and begin charging fees over the ensuing five years. As of December 31, 2025, our CNYFPAUM was near an all-time highs of $10.4 billion, up from $2.3 billion at the end of 2018. Of the $10.4 billion, approximately $2.1 billion is subject to an agreed upon fee ramp in schedule that will result in management fees beginning being charged on approximately $0.6 billion of such amount in 2026, approximately $0.5 billion of such amount in 2027, and the remaining approximately $1.0 billion in 2028 and beyond. With respect to approximately $8.3 billion of the $10.4 billion, management fees will be charged as such capital is invested, which will depend on a number of factors, including the availability of eligible investment opportunities. We expect the majority of this capital will turn into FPAUM over the course of approximately the next three years and help drive significant growth from funds already under contract. It is also a strong indication of the momentum with our clients and in our business today, which we anticipate to continue into the future.
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
Our Clients
We believe the value proposition we offer and our philosophy that we do well when our clients do well has resulted in strong relationships with our clients. We pride ourselves on being client-centric in our approach, and are equipped to provide investment services to institutional clients of all sizes and with different needs, internal resources and investment objectives, including those seeking to make an initial investment in alternative assets to some of the largest and most sophisticated private markets investors. Our clients include prominent institutional investors globally including in the United States, Europe, the Middle East, Asia, Australia and Latin America. As of December 31, 2025, approximately 43% of our AUM came from clients based outside of the Americas, reflecting the strength and breadth of our relationships within the global investor community.
Our client base primarily consists of institutional investors, with a growing segment of individual investors. Currently, individual investors are significantly under-allocated to alternative investments. However, their allocations are beginning to increase as recent innovations in products and structures make alternatives more accessible to a broader group of individual investors. As of December 31, 2025, approximately 5% of our AUM was attributable to individual investors, a portion we expect to grow over the medium to long term. We are already starting to see positive momentum, having raised $1.5 billion of new capital from individuals over the past three years.

The following charts illustrate the diversification of our client base:
Note: AUM as of December 31, 2025. Management fees for the twelve months ended December 31, 2025.
We believe the stability of our client base reflects the strength of the long-term client relationships we have developed. Further, these relationships help to explain why clients entrust us with their capital for extended periods of time.
Our Team
As of December 31, 2025 we had 553 employees, including 185 investment professionals, operating in nine offices throughout the United States and in Frankfurt, Hong Kong, London, Seoul, Sydney, Tokyo and Toronto.
Investments Team
As of December 31, 2025 our investments team consisted of 185 employees. Each of our investment strategies is led by its own leadership team of highly accomplished investment professionals. While primarily focused on managing strategies within their own investment group, these senior professionals are integrated within our platform through economic, cultural and structural measures. In addition, our investments team members include professionals dedicated to risk management and operational due diligence, two key components of our investment evaluation and portfolio management processes. Our investments team leverages analytics drawn from our proprietary data fabric, which was built by decades of investing in public and private markets.
Client Group
As of December 31, 2025, our business development, marketing and client service teams consisted of 58 employees. Each member of our business development team is assigned a territory, either domestic or international, or client type. Our business development professionals are responsible for relationship management with existing clients and consultants in addition to actively pursuing new business with prospective clients, depending on the territory they are assigned. In addition, each member of the business development team is supported by one or more members of the relationship management support team who help manage ongoing client service and support sales efforts.
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

Operations
As of December 31, 2025, our operations team consisted of 302 professionals across multiple offices who perform critical functions in support of our corporate, client and investment activities. We have created a strong, institutional-quality internal control environment and are committed to maintaining a robust culture of compliance.
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
Data Privacy and Cybersecurity
Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including Regulation S-P, the California Consumer Privacy Act as amended by the California Privacy Rights Act (the “CCPA”), and similar state comprehensive data privacy laws, the European Union General Data Protection Regulation (“EU GDPR”), the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (“U.K. GDPR”), and other similar laws and regulations applicable to individuals residing in jurisdictions in which we operate. These laws are designed to, among other things, protect individuals’ data privacy rights in these various jurisdictions. Any failure or perceived failure to comply with such laws or regulations could result in fines, penalties and/or sanctions, which could be substantial, litigation (including class actions) as well as reputational harm. Moreover, to the extent that these laws and regulations or the enforcement of the same become more stringent, or if new laws or regulations are enacted, we may face increased compliance costs and our financial performance or plans for growth may be adversely impacted.
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
If we fail to meet the expectations of our clients or our funds otherwise experience poor investment performance, whether due to general economic and financial conditions, our investment acumen or otherwise, our ability to retain existing assets under management and attract new clients could be materially adversely affected. In turn, the management fees and incentive fees that we earn would be reduced and our business or financial condition would suffer, thus negatively impacting the price of our Class A common stock. Furthermore, even if the investment performance of our funds is positive, our business or financial condition and the price of our Class A common stock could be materially adversely affected if we are unable to attract and retain additional assets under management consistent with our past experience, industry trends or investor and market expectations.
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
Investors in our open-ended, specialized funds may generally redeem their investments on an annual or quarterly basis following the expiration of a specified period of time when capital may not be withdrawn, subject to the applicable fund’s specific redemption provisions. In addition, the boards of directors of the investment companies we manage could terminate our advisory engagement on as little as 30 days’ prior written notice. In a declining market, the pace of redemptions from our open-ended, specialized funds, and consequently our assets under management, may accelerate as investors seek to limit the losses on their investments or rely upon the liquidity provided by our funds in order to satisfy other obligations these investors may have elsewhere in their portfolios. To the extent appropriate and permissible under a fund’s governing agreements, we may limit or suspend redemptions or otherwise take steps to limit the impact of redemptions on our funds during a redemption period, which may have a negative reputational impact on us. See “— Risks Related to Our Funds — Hedge fund investments are subject to numerous additional risks.” The decrease in revenues that would result from significant redemptions in our open-ended, specialized funds could have a material adverse effect on our business, financial condition and results of operations. In addition, the occurrence of such an event would likely have a negative reputational impact on us.
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
•as allocation of assets to alternative investment strategies increases, there may be increased competition for alternative investments and access to fund general partners and managers;
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
•some of our competitors may be more successful than us in the development and implementation of new technology, including artificial intelligence technology, to service clients and to address investor demand for product and strategy innovation;
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
Our revenues in any given period are dependent in part on the size of our FPAUM in such period. For our closed-ended funds, the revenues that we earn are driven in part by the amount of capital invested or committed for investment by our clients, our fundraising efforts and the pace at which we make investments on behalf of certain of our funds. Declines in the pace or the size of fundraising efforts or investments reduce our revenues. The alternative asset investing environment continues to see increased competition, which can make fundraising and the deployment of capital more difficult. The impact of a decline in the pace or size of fundraising efforts is particularly adverse for funds where management fees are calculated on invested capital, as slower deployment reduces or defers management fee accruals, and may also delay carried interest or incentive fees. In addition, many other factors cause declines in the pace of investment, including a market environment characterized by high prices or uncertainty, the unavailability of suitable opportunities for investors and clients to exit existing investments and redeploy realized capital into new investments, the inability of our investment professionals to identify attractive investment opportunities, decreased availability of financing on attractive terms or decreased availability of investor capital, including potentially as a result of a challenging fundraising environment or heightened requests for redemptions, and our failure to consummate identified investment opportunities because of business, regulatory or legal complexities or uncertainty and adverse developments in the U.S. or global economy or financial markets. In addition, if we are unable to deploy capital at a pace that is sufficient to offset the pace of realizations that we return to our clients, our fee revenues could decrease.
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
We maintain operations in the U.K., Germany, Canada, Hong Kong, Japan, South Korea, and Australia among other places, and may grow our business into new regions with which we have less familiarity and experience, and this growth is important to our overall success. In addition, many of our clients are non-U.S. entities where we are expected to have a familiarity with the specific legal and regulatory requirements applicable to such clients. We rely upon stable and free international markets, not only in connection with seeking clients outside the U.S. but also in investing client capital in these markets.
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
•tariffs, terrorism, political hostilities, war, public health crises and other civil disturbances or other catastrophic or pandemic events, which may reduce business activity, threaten the safety of our international offices, employees and clients, and affect our plans to expand in particular regions;
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
As of December 31, 2025, we had $431.4 million in debt outstanding. We expect to continue to utilize debt to finance and grow our operations, which exposes us to the typical risks associated with the use of leverage. An increase in leverage could make it more difficult for us to withstand adverse economic conditions or business plan variances, to take advantage of new business opportunities, or to make necessary capital expenditures. Any portion of our cash flow required for debt service will not be available for our operations, distributions, dividends, stock repurchases or other purposes. Any substantial decrease in net operating cash flows or any substantial increase in expenses could make it difficult for us to meet our debt service requirements or force us to modify our operations. During 2024, we increased the amount available to us under the Term Loan Facility, and our level of indebtedness may make us more vulnerable to economic downturns and reduce our flexibility in responding to changing business, regulatory and economic conditions, which could have a material adverse effect on our business, financial condition and results of operations.
The terms of the Company’s current debt instruments contain covenants that may restrict the Company and its subsidiaries from paying distributions to its members. However, the ability of GCMH to make such distributions is subject to its operating results, cash requirements and financial condition, restrictive covenants in our debt instruments and applicable Delaware law. These restrictions include restrictions on the payment of distributions whenever the payment of such distributions would cause GCMH to no longer be in compliance with any of its financial covenants under the Term Loan Facility. Absent an event of default under the Credit Agreement governing the terms of the Term Loan Facility, GCMH may make unlimited distributions when the Total Leverage Ratio (as defined in the Credit Agreement) is below 3.75x. As of December 31, 2025, the Total Leverage Ratio was below 3.75x and the Company was in compliance with all financial covenants.
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
Our debt instruments contain, and any future debt instruments may contain, financial and other covenants that impose requirements on us and limit our and our subsidiaries’ ability to engage in certain transactions or activities, including, without limitation:
•making certain payments in respect of equity interests, including, among others, the payment of dividends and other distributions, redemptions and similar payments, payments in respect of options and other rights, and payments in respect of subordinated indebtedness;
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
There can be no assurance that we will be able to maintain leverage levels in compliance with the financial covenants included in our debt instruments. These restrictions may limit our flexibility in operating our business, and any failure to comply with these financial and other covenants, if not waived, would cause a default or event of default. Our obligations under our debt instruments are secured by substantially all of our assets. In the case of an event of default, creditors could exercise rights and remedies, including the rights and remedies of a secured party, which could have a material adverse effect on our business, financial condition and results of operations.
The loss of experienced and senior personnel could have a material adverse effect on our business and financial condition.

While the success of our business is not tied to any particular person or group of “key persons,” the success of our business does depend on the efforts, judgment and reputations of our personnel generally, and in particular our experienced and senior personnel in investment, operational and executive functions. Our personnel’s reputation, expertise in investing and risk management and relationships with our clients and third parties on which our funds depend for investment opportunities are each critical elements in operating and expanding our business. However, we may not be successful in our efforts to retain our most valued employees, as the market for alternative asset management professionals is extremely competitive. The loss or prolonged absence of one or more members of our senior team could harm our business and jeopardize our relationships with our clients and members of the investing community, and we may not be able to attract, retain, and develop a sufficient number of qualified personnel in future periods. In order to retain and attract qualified investment and operational professionals, we expect to continue to experience a general rise in compensation and benefits expense commensurate with expected growth in headcount and with the need to maintain competitive compensation and benefits levels, which could cause our total employee compensation and benefits expense as a percentage of our total revenue to increase and adversely affect our profitability. Nearly all of our managing directors and many of our executive directors are subject to employment contracts that contain various incentives and restrictive covenants designed to retain these employees for the long-term success of our business, but none of them is obligated to remain actively involved with us. In addition, we may be unable to enforce the non-competition agreements we have in place with our employees, and there is no guarantee that our other arrangements with our employees, such as our non-solicitation agreements, will be enforceable or will prevent our employees from leaving, joining our competitors or otherwise competing with us. If any of our personnel were to join or form a competitor, following any required restrictive period set forth in their employment agreements, some of our clients could choose to invest with that competitor rather than in our funds. The loss of the services of one or more members of our senior team could have a material adverse effect on our business, financial condition and results of operations, including on the performance of our funds, our ability to retain and attract clients and highly qualified employees and our ability to raise new funds. Members of our senior team have left the firm in the past and others may do so in the future. While we cannot predict the impact that the departure of any single member of our senior team will have on our ability to achieve our investment objectives, any change to our senior management team could have a material adverse effect on our business, financial condition and results of operations.
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
To the extent we enter into new lines of business and new geographic markets, we have in the past and will continue to face numerous risks and uncertainties, including risks associated with the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, the required investment of capital and other resources and the loss of clients due to the perception that we are no longer focusing on our core business.
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
We maintain detailed information regarding investments that we monitor and report on for our funds. We rely on our database of investment information to provide regular reports to our clients, to research developments and trends in the markets and to support our investment processes. We also rely on the strength of our relationships to encourage voluntary data sharing and engagement on certain topics. We depend on the continuation of our relationships with the investment managers of the underlying funds and investments in order to maintain current data on these investments and market activity. The termination of such relationships or the imposition of restrictions on our ability to use the investment-related information we obtain in connection with our investing, monitoring and reporting services could adversely affect our business, financial condition and results of operations.
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

We rely on the storage, transmission, and other processing of confidential and other sensitive information, including personal data and proprietary information in our computer systems, hardware, software, technology infrastructure and online sites and networks, and those of our service providers and their vendors (collectively, “IT Systems”). In the ordinary course of our business, we collect and store a range of data, including our proprietary business information and intellectual property, and personally identifiable information of our employees, our clients and other third parties, in our cloud applications and on our networks, as well as our services providers’ systems. Additionally, we are required to provide sensitive information to government agencies, including biographical, financial and tax information relating to our personnel or investments to comply with anti-money laundering and other legal requirements. We, our service providers, government agencies and their vendors face various and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and personal data and proprietary information that we, or they, process. These include ongoing cybersecurity threats and attacks on our and their IT Systems that are intended to gain unauthorized access to our sensitive or proprietary information, destroy data or disable, degrade or sabotage our systems, and risks from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists. Cyberattack techniques are continually evolving, may not immediately be recognized and can originate from a wide variety of sources, including remote areas of the world, making them difficult to detect. For example, threat actors could impersonate us or our employees through the use of artificial intelligence technologies, and such technologies make such impersonation more likely to occur or appear more credible. There has been an increase in the frequency, sophistication and ingenuity of the cybersecurity threats we, our service providers and their vendors face. Cyberattacks are accelerating on a global basis in both frequency, pace and magnitude and threat actors are becoming increasingly sophisticated in using techniques and tools that circumvent security controls, evade detection and remove forensic evidence. The rapid evolution and increased availability of artificial intelligence may intensify cybersecurity risks by making such attacks and other cybersecurity incidents more difficult to detect, contain, and mitigate. Advancements in emerging technologies, such as artificial intelligence or quantum computing, may also be used by cyber criminals to increase the variety and effectiveness of cyberattack techniques, enhance the pace of such attacks, and increase the severity of the damage they cause.
Our and our third-party service providers’ IT Systems are also vulnerable to unauthorized or unlawful access, theft, misuse, social engineering/phishing, computer viruses, bugs, ransomware or other malicious code, employee, vendor or contractor error or malfeasance, technological error and other events that could have a negative impact on the security, confidentiality, integrity and availability of our IT Systems and data. In recent years, there has been a significant increase in ransomware and other hacking attempts by cyber-criminals. We and our employees have been and expect to continue to be the target of phishing attacks, and the subject of impersonations and fraudulent requests for money, and other forms of activities. Further, we allow for hybrid and remote office work, which introduces operational risks, including heightened cybersecurity risk, as remote working environments can be less secure and more susceptible to cyberattacks due to cybersecurity risks associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. Additionally, any integration of artificial intelligence in our or our third-party service providers’ operations, products or services poses new or unknown cybersecurity risks and challenges. As a result of these different cybersecurity risks and threats, we may be unable to anticipate, detect, investigate, remediate or recover from cybersecurity incidents and attacks, or avoid a material adverse impact to our IT Systems, data or business.
In addition, cybersecurity has become a focus for regulators. For example, the SEC adopted rules on Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure by Public Companies that enhance and standardize disclosures for public companies with regards to their cybersecurity risk management, strategy and governance, and require the disclosure of material cybersecurity incidents. In addition, the SEC adopted amendments to Regulation S-P (the privacy regulations applicable to financial institutions, including investment advisers) that, among other things, require the adoption of additional written policies and procedures to detect, respond to and recover from unauthorized access to or use of customer information and mandate notification to clients and customers in the event of certain data security incidents. These rules increase our compliance costs and potential regulatory liability related to cybersecurity, require changes to our business practices and policies and may otherwise affect our business, operations and financial condition.

We are dependent on the effectiveness of our and our service providers’ information security policies, procedures and capabilities designed to protect our and their IT Systems and the data such systems contain or transmit. Further, we cannot guarantee that these measures, and our cybersecurity risk management program and processes, will be fully implemented, complied with or effective in protecting our IT Systems and confidential information or that attempted security incidents or disruptions would not be successful or damaging. Even if the vulnerabilities that lead to any incident are identified, we may be unable to adequately investigate or remediate due to threat actors using tools (including artificial intelligence) and techniques that are designed to circumvent controls, avoid detection and remove or obfuscate forensic evidence. A cyberattack could persist undetected over an extended period of time and may not be mitigated in a timely manner to prevent or minimize the impact on us. Attacks on our IT Systems could enable threat actors to gain unauthorized access to and steal our sensitive, personal or proprietary information, destroy data or disable, degrade or sabotage our systems or divert or otherwise steal funds. Attacks could range from those common to businesses generally to those that are more advanced and persistent, which may target us because members of our senior management team may have public profiles or because, as an alternative asset management firm, we hold a significant amount of confidential and sensitive information about our clients and investments.
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

We are subject to various requirements, risks and costs associated with the collection, storage, transmission, disclosure and other processing of personal data and other sensitive and confidential information. Personal data is wide ranging and relates to our clients, employees, counterparties and other third parties. Many jurisdictions in which we operate have laws and regulations relating to data privacy or the protection and processing of personal data, creating an overlapping patchwork of legislation that is always evolving and subject to differing interpretations.

For example, in the U.S., our compliance obligations include those relating to state laws, such as the California Consumer Privacy Act, as amended by the California Privacy Rights Act (“CCPA”), which provides for enhanced privacy rights for California residents, such as the right to opt out of certain processing of their personal information, and is enforced by the California Attorney General and the California Privacy Protection Agency, with statutory fines and damages. The CCPA provides a private right of action for certain data breaches and imposes a range of other compliance obligations, and its implementing regulations continue to evolve. In addition, a growing number of other states have enacted comprehensive consumer privacy laws that impose similar, and in some cases differing, requirements, reflecting a trend toward more stringent and complex data privacy legislation in the U.S. Any actual or perceived failure to comply with these privacy laws could result in civil penalties, private litigation, regulatory enforcement actions, increased compliance costs, and/or require us to make changes to our data processing practices.

We are also required to comply with foreign data collection and privacy laws in various non-U.S. jurisdictions in which we have offices or conduct business. For example, we are subject to the European Union General Data Protection Regulation and applicable national supplementing laws (“EU GDPR”) and the United Kingdom General Data Protection Regulations and Data Protection Act 2018 (“U.K. GDPR” and with the EU GDPR, the “GDPR”). Compliance with the GDPR requires us to analyze and evaluate how we handle data in the ordinary course of business, from processes to technology. The GDPR requires, among other things, providing EU and U.K. data subjects with information about how their personal data is used and stored, complying with restrictions on certain processing of personal data, and honoring data subject rights, including rights of access, deletion and objection. Financial regulators and data protection authorities throughout the EU and U.K. have broad audit and investigatory powers under the GDPR to probe how personal data is used and processed. Many other countries and jurisdictions have enacted similar privacy laws. For example, Canada has proposed reforms to its comprehensive federal privacy law, the Personal Information Protection and Electronic Documents Act, though such reforms have not yet been enacted. The Canadian province of Quebec has passed its own privacy law, known as Quebec Law 25, which further restricts how companies may process the personal information of residents of those jurisdictions. Failure to comply with these international privacy laws can result in civil penalties.

Under the GDPR and certain other privacy regimes, we are subject to rules regarding cross-border transfers of personal data. Legal developments in Europe have created increased regulatory scrutiny of transfers of personal data from the European Economic Area (“EEA”) and the U.K. to the U.S. and other jurisdictions, and the regulatory framework governing international data transfers continues to evolve.

We currently rely on standard contractual clauses and other transfer mechanisms, including the U.K. International Data Transfer Agreement, for certain intragroup, customer and vendor agreements. As the enforcement landscape relating to international data transfers continues to develop and supervisory authorities issue additional guidance or impose new requirements, we could incur additional compliance costs, face complaints, regulatory inquiries or investigations, or be subject to fines or other sanctions. We may also be required to modify our data transfer practices, update contractual arrangements, implement additional safeguards, or discontinue the use of certain tools or service providers, any of which could affect the manner in which we provide our services and could have a material adverse effect our business, operations and financial condition.

Extensive government regulation, compliance failures and changes in law or regulation could adversely affect us.
Our business activities are subject to extensive and evolving laws, rules and regulations with which we seek to comply, and we are subject to periodic, routine examinations by governmental agencies, including the SEC, and self-regulatory organizations in the jurisdictions in which we operate. Any changes or potential changes in the regulatory framework applicable to our business may impose additional expenses or capital requirements on us, limit our fundraising activities, have an adverse effect on our business, financial condition, results of operations, reputation or prospects, impair employee retention or recruitment and require substantial attention by senior management. Recently adopted rules, as well as proposed new rules and amendments to existing rules and regulations, by these regulatory bodies and government agencies could significantly impact us and our operations, including by increasing compliance burdens and associated regulatory costs and complexity.
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
We could also be adversely affected by changes in applicable tax laws, regulations, or administrative interpretations thereof and new tax laws in both U.S. and non-U.S. jurisdictions may be passed with little advance notice. For example, the Inflation Reduction Act of 2022 (the “IRA”) imposes, among other things, an excise tax on stock repurchases, which could adversely affect the amount and/or timing of the tax we may be required to pay. The Tax Cuts and Jobs Act, or the TCJA, enacted on December 22, 2017, significantly affected U.S. tax law, including by changing how the U.S. imposes tax on certain types of income of corporations and by reducing the U.S. federal corporate income tax rate to 21%. It also imposed new limitations on several tax benefits, including deductions for business interest, use of NOL carryforwards, taxation of foreign income, and the foreign tax credit, among others. Some provisions of the TCJA have been extended or modified by the “One Big Beautiful Bill Act” (the “OBBBA”) that was signed into law on July 4, 2025. Among other changes, the OBBBA modifies key business tax provisions, including the restoration of 100% bonus depreciation under Section 168(k) of the Code, the restoration of the immediate deduction of U.S. domestic research and experimental expenditures under Section 174A of the Code, the restoration of the EBITDA-based business interest expense limitation under Section 163(j) of the Code, and changes to the computation of taxes related to international operations. We are currently assessing the impact of the OBBBA on us, but the legislation did not have a significant impact on income tax expense in 2025. Furthermore, the Organization for Economic Co-operation and Development (the “OECD”) has announced an accord commonly referred to as “Pillar Two” to set a minimum global corporate tax rate of 15%, which has been or may be implemented in many jurisdictions. The OECD is also issuing guidelines that are different, in some respects, than current international tax principles. In June 2025, the G7 and the U.S. Department of the Treasury issued a statement that outlined a shared understanding to exclude U.S. parented groups from certain aspects of the Pillar Two minimum global tax principles. On January 5, 2026, more than 145 countries in the OECD/G20 Inclusive Framework agreed to have U.S.-headquartered companies remain subject to only U.S. global minimum taxes while exempting them from Pillar Two. This side-by-side agreement recognizes the tax sovereignty of the United States over the worldwide operations of U.S. companies and the tax sovereignty of other countries over business activity within their borders. However, the precise contours of this side-by-side agreement as well as the details about its implementation by specific jurisdictions are uncertain. These and other changes that could be enacted in the future, including changes to tax laws enacted by governments in jurisdictions in which we operate, could result in further changes to the tax laws which we are subject to and could materially adversely affect our financial position and results of operations.
In addition, our effective tax rate and tax liability are based on the application of current income tax laws, regulations and treaties. These laws, regulations and treaties are complex, and the manner which they apply to us, and our funds and our diverse set of business arrangements is often open to interpretation. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The tax authorities could challenge our interpretation of laws, regulations and treaties, resulting in additional tax liability or adjustment to our income tax provision that could increase our effective tax rate. Changes to tax laws may also adversely affect our ability to attract and retain key personnel.
Our business is subject to regulation in the U.S., including by the SEC, the Commodity Futures Trading Commission (the “CFTC”), the Internal Revenue Service (the “IRS”), the Financial Industry Regulatory Authority, Inc. (“FINRA”) and other regulatory agencies, pursuant to, among other laws, the Investment Advisers Act of 1940, as amended (the “Advisers Act”), the Investment Company Act of 1940, as amended (the “Investment Company Act”), the Securities Act, the Internal Revenue Code of 1986, as amended (the “Code”), the Commodity Exchange Act and the Exchange Act. Any change in such regulation or oversight could have a material adverse effect on our business, financial condition and results of operations. The time and attention, as well as the financial costs, associated with compliance with these regulations could divert our resources away from managing certain funds’ investment programs, which could adversely affect such funds and their investments. Similarly, the cost of any new compliance obligations attributable to certain funds could increase the financial burden on certain funds to the extent those costs are treated as fund expenses and could reduce distributions. Any legal or regulatory uncertainty with respect to new regulations is likely to result in a diversion of our time and resources as well as expose us to regulatory risk, all of which in turn could negatively impact certain funds and their investments.

We regularly rely on exemptions from various requirements of these and other applicable laws. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If, for any reason, these exemptions were to be revoked, challenged or otherwise become unavailable to us, we could be subject to regulatory action or third-party claims, and our business, financial condition and results of operations could be materially and adversely affected. Our failure to comply with applicable laws, regulations or regulatory processes could result in fines, suspensions of personnel or other sanctions, including revocation of our registration as an investment adviser or the registration of our broker-dealer subsidiary. Even if an investigation does not result in sanctions, or results in a sanction imposed against us or our personnel that is small in monetary amount, the adverse publicity relating to the investigation or the imposition of sanctions against us by regulators could harm our reputation and cause us to lose existing clients or fail to gain new clients. The requirements imposed by our regulators under the Advisers Act are designed primarily to protect our clients and are not designed to protect our stockholders.

In the wake of highly publicized financial failures, including the banking failures in 2023, investors exhibited concerns over the integrity of the U.S. financial markets, and the regulatory environment in which we operate remains subject to further regulation in addition to those rules already promulgated. For example, there are a significant number of regulations that affect our business under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). In recent years the SEC has increased its regulation and scrutiny of the asset management and private equity industries, focusing on fees, allocation of expenses to funds, marketing practices, allocation of fund investment opportunities, disclosures to clients, the allocation of broken-deal expenses, the management of conflicts of interest disclosures, valuation practices and other fiduciary obligations. The SEC has also heightened its focus on valuation practices employed by investment advisers, and the lack of readily ascertainable market prices for many of the investments made by our funds or the funds in which we invest could subject our valuation policies and processes to increased scrutiny. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations.
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

In addition, we are registered as an investment adviser with the SEC and are subject to the requirements and regulations of the Advisers Act. Such requirements include, among other things, restrictions on entering into transactions with clients, maintaining an effective compliance program, restrictions on incentive fees, solicitation arrangements and marketing materials, allocation of investments, recordkeeping, reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an adviser and their advisory clients, as well as fiduciary duties and general anti-fraud prohibitions. Similarly, we are registered as a broker-dealer with the SEC and are a member of FINRA. As such, we are also subject to the requirements and regulations of the Exchange Act and FINRA rules. We regularly are subject to requests for information, inquiries and routine informal or formal examinations by the SEC, FINRA and other regulatory authorities, with which we cooperate. Such examinations can result in fines that can be substantial, suspensions of personnel, changes in policies, procedures or disclosure or other sanctions, including censure, the issuance of cease-and-desist orders, the suspension or termination of our investment adviser or broker-dealer registrations or the commencement of a civil or criminal lawsuit against us or our personnel. SEC or FINRA actions and initiatives can have an adverse effect on our financial results.

In addition, a number of jurisdictions, including the U.S., have restrictions on foreign direct investment pursuant to which their respective heads of state and/or regulatory bodies have the authority to block or impose conditions with respect to certain transactions, such as investments, acquisitions and divestitures, if such transaction threatens to impair national security. In the U.S., the Committee on Foreign Investment in the U.S. has the authority to review and potentially block, unwind or impose conditions on certain foreign investments in U.S. companies or real estate, which may reduce the number of potential buyers and limit the ability of our funds to realize value from certain existing and future investments. In August 2023, an Executive Order was issued directing the U.S. Department of the Treasury to establish restrictions and notification requirements with respect to certain outbound investments by U.S. persons in advanced technology sectors involving countries designated as “countries of concern,” and Treasury has since adopted final regulations implementing this Executive Order, which became effective in 2025. These requirements may restrict or delay certain investments, impose additional compliance and reporting obligations, or otherwise limit our investment activities in affected jurisdiction or sectors.

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
Changes to AIFMD in the EU have been adopted and entered into force in April 2024; however, EU member states have up to two years following publication to transpose the rules into national law, meaning that the changes are expected to apply from April 2026. While the Level 1 AIFMD 2 legislation has been published, the supplementary Level 2 delegated acts, setting out the supporting detail, have not yet been published. These changes could increase the compliance burdens on certain of our funds. Individual member states of the EU have imposed additional requirements that may include internal arrangements with respect to risk management, liquidity risks, asset valuations, and the establishment and security of depository and custodial requirements. Because some EEA countries have not yet incorporated the AIFMD into their agreement with the EU, we may undertake marketing activities and provide services in those EEA countries only in compliance with applicable local laws. Outside the EEA, the regulations to which we are subject relate primarily to registration and reporting obligations.

Changes to the UK’s version of the AIFMD regime are anticipated, with the UK’s Financial Conduct Authority having indicated that it expected to consult on proposed amendments to AIFMD in the UK during 2025. This is as a result of the so-called Edinburgh Reforms, pursuant to which AIFMD in its current format in the UK is expected to be repealed at a future, to be determined date, and replaced with an updated UK regime. It is not yet clear as to the potential direction of travel of any amendments to the UK AIFMD regime other than the FCA has previously expressed a preference to make it “more proportionate”. The FCA consulted on these changes during 2025 and 2026, with any changes taking effect at a future, but as yet unknown, date. Despite not yet having visibility on the substance or scale of any amendment to the UK AIFMD regime, it is likely that it will result in material divergence between the UK and EU regimes, which may increase the compliance burden on, and associated costs to, our funds.
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
In addition, the current U.S. presidential administration has enacted and is expected to continue seeking to enact changes to numerous areas of law and regulations currently in effect. Any such changes could significantly impact our business. Specific legislative and regulatory proposals discussed during election campaigns and recent public statements that might materially impact our business include, without limitation, changes to climate policies, trade agreements, immigration policy, import and export regulations, tariffs and customs duties, energy regulations, income tax regulations and the federal tax code, public company reporting requirements, and antitrust enforcement. Changes in U.S. federal policy, including tax policies, are subject to further uncertainty, as changes at regulatory agencies occur over time through policy and personnel changes following elections, which may lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic effects of potential changes to the current legal and regulatory framework affecting financial institutions under the current administration remain highly uncertain. Future changes may adversely affect our operating environment and therefore our business, financial condition and results of operations. There can be no assurance that any changes in laws, regulations or governmental policy will not have an adverse impact on our business, including our ability to execute on investment objectives and to receive returns. In addition, any changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing the financial services industry, foreign trade, manufacturing, outsourcing, or development could adversely affect our business. Changes in the control of the U.S. federal legislative and executive branches could result in potential changes in laws and regulations affecting the private equity industry. The likelihood of occurrence and the effect of any such change is highly uncertain and could have an adverse impact on our business.

A 1% U.S. federal excise tax could be imposed on us in connection with redemptions.
On August 16, 2022, the IRA was signed into federal law. The IRA provides for, among other things, a U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations and certain other persons (a “covered corporation”). Because we are a Delaware corporation and our securities are trading on the Nasdaq, we are a “covered corporation” for this purpose. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of Treasury has issued final regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax. Our board of directors has approved a share repurchase plan that may be used to repurchase shares of GCMG’s outstanding Class A common stock in an amount up to $255 million, as of February 16, 2026. Any repurchases of our stock or other transactions covered by the excise tax described above are potentially subject to this excise tax, which could increase our costs and adversely affect our operating results.
Federal, state and foreign anti-corruption and sanctions laws create the potential for significant liabilities and penalties and reputational harm.
We are also subject to a number of laws and regulations governing payments and contributions to political persons or other third parties, including restrictions imposed by the Foreign Corrupt Practices Act (“FCPA”) as well as trade sanctions and export control laws administered by the Office of Foreign Assets Control (“OFAC”), the U.S. Department of Commerce and the U.S. Department of State. The FCPA is intended to prohibit bribery of foreign governments and their officials and political parties, and requires public companies in the U.S. to keep books and records that accurately and fairly reflect those companies’ transactions. OFAC, the U.S. Department of Commerce and the U.S. Department of State administer and enforce various export control laws and regulations, including economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. These sanctions and export control regimes have expanded significantly in recent years and continue to evolve, and these laws and regulations relate to a number of aspects of our business, including servicing existing fund investors, finding new fund investors, and sourcing new investments, as well as activities by the portfolio companies in our investment portfolio or other controlled investments.

Similar laws in non-U.S. jurisdictions, such as EU and U.K. sanctions regimes and the U.K. Bribery Act, as well as other applicable anti-bribery, anti-corruption, anti-money laundering, or sanctions or other export control laws in the U.S. and abroad, may also impose stricter or more onerous requirements than the FCPA, OFAC, the U.S. Department of Commerce and the U.S. Department of State, and implementing them may disrupt our business or cause us to incur significantly more costs to comply with those laws. For example, we are subject to the UK Economic Crime and Corporate Transparency Act 2023 (“ECCTA”), which made fundamental changes to the UK’s approach to tackling financial crime. Most significantly, ECCTA introduced new law governing the attribution of criminal liability to corporate entities, which came into force in 2023, and a new corporate offense of failure to prevent fraud, which came into force in 2025. If appropriate systems and controls are not properly implemented, or if we fail to comply with any of the regulations that we are subject to, we could be subject to enforcement actions, which may materially and adversely affect our business prospects, financial condition and results of operations. Different laws may also contain conflicting provisions, making compliance with all laws more difficult. Because different interpretations of current sanctions and export control laws may exist, we could become involved in disputes with respect to actions taken in compliance with our understanding of such laws. If we fail to comply with these laws and regulations, we could be exposed to claims for damages, civil or criminal financial penalties, reputational harm, incarceration of our employees, restrictions on our operations and other liabilities, which could materially and adversely affect our business, results of operations and financial condition.

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
Technological developments in artificial intelligence could disrupt the markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs, which could have a material adverse effect on our business, financial condition and results of operations.

Artificial intelligence, including machine learning technology and generative artificial intelligence is rapidly evolving. While the full extent of current or future risks related thereto is not possible to predict, artificial intelligence could significantly disrupt the markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs, which could have a material adverse effect on our business, financial condition and results of operations.

We use and plan to expand our use of artificial intelligence tools and technologies in the operation of our business. As with many technological innovations, there are significant risks with deploying these technologies, including, but not limited to, generation of inaccurate results, misappropriation of our confidential information, potential cybersecurity vulnerabilities and regulatory burdens. In particular, if the models underlying our artificial intelligence technologies are: incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data; used without sufficient oversight and governance; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats, data privacy concerns, or material performance issues, it could adversely impact our operations, including the performance of our services and business, as well as our reputation. We could also incur liability resulting from the violation of laws or contracts to which we are a party or civil claims.. For example, a user may input confidential information, including material non-public information, trade secrets, or personal identifiable information, into artificial intelligence technologies, resulting in such information becoming part of a dataset that is accessible by third-party artificial intelligence applications and users, including our competitors. Such actions could subject us to legal and regulatory investigations and/or actions. Further, we may not be able to control how third-party artificial intelligence technologies that we choose to use are developed or maintained, or how data we input is used or disclosed, even where we have sought contractual protections with respect to these matters. The misuse or misappropriation of our data could have an adverse impact on our reputation and could subject us to legal and regulatory investigations and/or actions. In addition, we have and may continue to communicate externally regarding artificial technology-related initiatives, including our development and use of artificial intelligence technologies, which subjects us to the risk of being accused of making inaccurate or misleading statements regarding our ability to avail ourselves of the potential benefits of artificial intelligence.

Regulations related to artificial intelligence can also impose certain obligations and costs related to monitoring and compliance, as certain existing legal regimes, including those related to data privacy, regulate certain aspects of artificial intelligence technology, and new laws regulating artificial intelligence technologies have been enacted or entered into force in jurisdictions that we operate. These enacted or proposed frameworks include various compliance obligations, including governance, risk management, accountability, transparency and other compliance obligations. It is possible that further new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations may be interpreted or enforced in ways that would limit our ability to use artificial intelligence technologies for our business, or require us to change the way we use artificial intelligence technologies in a manner that negatively affects our business, customer relationships, and growth opportunities. If we fail or are perceived to fail to comply with these laws and regulations, we may face lawsuits (including class actions), investigations, enforcement actions, negative reputational impacts, and other penalties that materially impact our business and financial condition.
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
There has been increasing focus by governmental authorities, including the executive branch, investors, customers, activists, the media, governmental and nongovernmental organizations, and other stakeholders on a variety of human capital management matters. We may experience pressure to make commitments, or repeal our commitments, relating to human capital management matters that affect us, our funds, and our funds’ portfolio companies. There has been an increase in investigations and litigation claiming that certain programs may inappropriately discriminate against certain groups. We may be increasingly subject to competing demands or scrutiny from different governmental authorities, regulators, clients, investors and other stakeholders or third parties with divergent views, and, if we fail to meet, or are perceived to fail to meet, competing demands and increased scrutiny, we may be subject to significant fines and penalties, including risk of litigation, and investigation. Relatedly, both advocates and opponents to certain environmental and social matters are increasingly resorting to a range of activism forms, including media campaigns, shareholder proposals, and litigation, to advance their perspectives. We cannot predict future developments related to these matters, however to the extent we are subject to such litigation, investigation, activism, or pressure, we may be required to incur costs, it may affect our ability to fundraise or it may otherwise adversely impact our business and/or reputation.
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
Our business can be materially affected by difficult or volatile market, economic and geopolitical conditions and events throughout the world that are outside our control, including interest rates, inflation, economic recession risk, regional and international bank failures, reduced availability of credit, changes in laws, tariffs and trade barriers, commodity prices, currency exchange rates, natural disasters, climate change, pandemics or other severe public health crises, terrorism, political hostilities, civil disturbances, war or the threat of war. During 2025, trade policy uncertainty persisted, and certain tariffs and other trade restrictions were imposed, expanded or reinstated, including as a result of changes in trade policy priorities and geopolitical developments. These measures, together with the potential for additional actions, have and may continue to increase costs, disrupt global supply chains, reduce economic growth and investor confidence, and adversely affect portfolio companies, investment valuations and the demand for our funds’ capital. These factors may affect the level and volatility of securities prices and the liquidity and value of investments, and we may not be able to or may choose not to manage our exposure to them. Adding to the strain on the economy is war and conflict in various international regions, which creates market uncertainty, and the failure of multiple regional banks in the U.S. and elsewhere in recent years, which created bank-specific and broader financial institution liquidity risk concerns. Future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages and could have a negative impact on the economy and business activity globally, and therefore could adversely affect the performance of our business. Furthermore, any new or incremental regulatory measures or changes to existing measures for or affecting the U.S. financial services industry, including under the current administration, may increase costs and create regulatory uncertainty and additional competition for our products. In addition, if the U.S. were to default on its debt, the negative ramifications on the U.S. and global economies could be unprecedented and long-lasting and may dramatically exacerbate the risks highlighted here and elsewhere in this Annual Report on Form 10-K.
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
Market deterioration has caused, and may in the future cause, us, our funds and the investments made by our funds to experience tightening of liquidity, reduced earnings and cash flow, and impairment charges, as well as challenges in raising and deploying capital, obtaining investment financing and making investments on attractive terms. These market conditions can also have an impact on our ability and the ability of our funds and the investments made by our funds to liquidate positions in a timely and efficient manner. In the last couple of years there were fewer companies that underwent initial public offerings and sales of the portfolio companies in our funds than in prior years. To the extent periods of volatility are coupled with lack of realizations from clients’ existing private markets portfolios, such clients may be left with disproportionately outsized remaining commitments, which significantly limits their ability to make new commitments.
Our business could generate lower revenues in a general economic downturn or recession or a tightening of global credit markets. A general economic downturn, recession or tightening of global credit markets may result in reduced opportunities to find suitable investments and make it more difficult for us, or for the funds in which we and our clients invest, to exit and realize value from existing investments, potentially resulting in a decline in the value of the investments held in our clients’ portfolios, leading to a decrease in incentive fee revenue. Any reduction in the market value of the assets we manage will not likely be reported until one or more quarters after the end of the applicable performance period due to an inherent lag in the valuation process of private markets investments. This can result in a mismatch between stated valuation and current market conditions and can lead to delayed revelations of changes in performance and, therefore, delayed effects on our clients’ portfolios. If our clients reduce their commitments to make investments in private markets in favor of investments they perceive as offering greater opportunity or lower risk, our revenues or earnings could decline as a result of lower fees being paid to us. Further, if, due to the lag in reporting, their decision to do so is made after the initial effects of a market downturn are felt by the rest of the economy, the adverse effect we experience as a result of that decision could likewise adversely affect our business, financial condition and results of operations on a delayed basis.
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

Increased interest rates have had and could continue to have a material adverse effect on our business and that of our funds’ portfolio companies.
Increased interest rates have had and could continue to have a dampening effect on overall economic activity, the financial condition of our investors and the financial condition of the end customers who ultimately create demand for the capital we supply, all of which could negatively affect demand for our funds’ capital. While the Federal Reserve began lowering rates in 2024 in response to evolving economic conditions, interest rates remain elevated relative to recent historical levels, and the future path, timing and magnitude of any additional changes remain uncertain. Such uncertainty surrounding interest rates can make it difficult for us to obtain financing at attractive rates, and impact our ability to execute on our growth strategies or future acquisitions, which could have a material adverse effect on our business, financial condition and results of operations.
If the investments we make on behalf of our funds perform poorly, we may suffer a decline in our revenues and earnings, and our ability to raise capital for future funds may be materially adversely affected.
Our revenues are derived from fees earned for our management of our funds, incentive fees, or carried interest, with respect to certain of our funds, and monitoring and reporting fees. In the event that our funds perform poorly, our revenues and earnings derived from incentive fees and carried interest will decline, and it will be more difficult for us to raise capital for new funds or gain new clients or retain current clients in the future. In addition, the risk of clawback can occur as a result of diminished investment performance. If we are unable to repay the amount of the clawback, we would be subject to liability for a breach of our contractual obligations. If we are unable to raise or are required to repay capital, our business, financial condition and results of operations would be materially and adversely affected.

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
Similarly, private markets funds’ portfolio companies regularly utilize the corporate debt markets to obtain additional financing for their operations. The leveraged capital structure of such businesses increases the exposure of the funds’ portfolio companies to adverse economic factors such as fluctuating interest rates, financial institution risks, downturns in the economy or deterioration in the condition of such business or its industry. If the portfolio companies in our funds default on their indebtedness, or otherwise seek or are forced to restructure their obligations or declare bankruptcy, we could lose some or all of our investment and suffer reputational harm. Any adverse impact caused by the use of leverage by portfolio companies in which we directly or indirectly invest could in turn adversely affect the returns of our funds.
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
Our business is exposed to the risk that clients that owe us money for our services may not pay us, and investors may default on their obligations to fund their commitments. These risks could increase as a result of economic contractions, decreases in equity values and increases in interest rates or in the event of a continued economic slowdown. Also, if investors in our funds default on their obligations to fund commitments, there may be adverse consequences on the investment process, and we could incur losses and be unable to meet underlying capital calls. For example, investors in our closed-ended funds make capital commitments to those funds and we are entitled to call capital from those investors at any time during prescribed periods. We depend on investors fulfilling and honoring their commitments when we call capital from them for those funds to consummate investments and otherwise pay their obligations when due. In addition, certain of our funds utilize lines of credit to fund investments. Because interest expense and other costs of borrowings under lines of credit are an expense of the fund, the fund’s net multiple of invested capital may be reduced, as well as the amount of carried interest generated by the fund. Any material reduction in the amount of carried interest generated by a fund will adversely affect our revenues.
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
Because there is significant uncertainty in the valuation of, or in the stability of the value of, illiquid investments, the fair values of such investments as reflected in a fund’s net asset value do not necessarily reflect the prices that would actually be obtained if such investments were sold. Realizations at values significantly lower than the values at which investments have been reflected in fund net asset values could result in losses for the applicable fund and the loss of potential incentive fees for the fund’s manager and us. Also, a situation in which asset values turn out to be materially different from values reflected in fund net asset values, whether due to error or otherwise, could cause investors to lose confidence in us and may, in turn, result in difficulties in our ability to raise additional capital, retain clients or attract new clients. Further, it is possible that a material fact related to the target of the valuation might be inadvertently omitted from our analysis, resulting in an inaccurate valuation.
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
The investments made by certain of our funds may include high-risk, illiquid assets. The private markets funds in which we invest capital generally invest in securities that are not publicly traded. Even if such securities are publicly traded, many of these funds may be prohibited by contract or applicable securities laws from selling such securities for a period of time. Such funds will generally not be able to sell these securities publicly unless their sale is registered under applicable securities laws, or unless an exemption from such registration requirements is available. Accordingly, the private markets funds in which we invest our clients’ capital may not be able to sell securities when they desire and therefore may not be able to realize the full value of such securities. This risk is magnified during times of volatile market conditions and economic and geopolitical uncertainty. The ability of private markets funds to dispose of investments is dependent in part on the public equity and debt markets, to the extent that the ability to dispose of an investment may depend upon the ability to complete an initial public offering of the portfolio company in which such investment is held or the ability of a prospective buyer of the portfolio company to raise debt financing to fund its purchase. Furthermore, large holdings of publicly traded equity securities can often be disposed of only over a substantial period of time, exposing the investment returns to risks of downward movement in market prices during the disposition period. Contributing capital to these funds is risky, and we may lose some or the entire amount of our funds’ and our clients’ investments.
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
In addition, these portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing, and other capabilities, and a larger number of qualified managerial and technical personnel. Portfolio companies in non-U.S. jurisdictions have and may in the future be further subject to additional risks, including tariffs and trade barriers, changes in currency exchange rates, exchange control regulations, risks associated with different types (and lower quality) of available information, expropriation or confiscatory taxation and adverse political developments. In addition, during periods of difficult market conditions or slowdowns in a particular investment category, industry or region, portfolio companies may experience decreased revenues, financial losses, difficulty in obtaining access to financing and increased costs. During these periods, these companies may also have difficulty in expanding their businesses and operations and may be unable to pay their expenses as they become due. A general market downturn or a specific market dislocation will generally result in lower investment returns for the private markets funds or portfolio companies in which our funds invest, which consequently could materially and adversely affect investment returns for our funds. Furthermore, if the portfolio companies default on their indebtedness, or otherwise seek or are forced to restructure their obligations or declare bankruptcy, we could lose some or all of our investment and suffer reputational harm.

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
•certain economic, social and political risks, including exchange control regulations and restrictions on foreign investments and repatriation of capital, tariffs and trade barriers, the risks of political, economic or social instability; and
•the possible imposition of foreign taxes with respect to such investments or confiscatory taxation.
These risks could adversely affect the performance of our funds that are invested in securities of non-U.S. companies, which would adversely affect our business, financial condition and results of operations.
Our funds may face risks relating to undiversified investments.
We cannot give assurance as to the degree of diversification that will be achieved in any of our funds. Difficult market conditions or slowdowns affecting a particular asset class, geographic region or other category of investment could have a significant adverse impact on a given fund if its investments are concentrated in that area, which could result in lower investment returns. Accordingly, a lack of diversification on the part of a fund could adversely affect its investment performance and affect our ability to raise new funds. All of these factors could, as a result, affect our business, financial condition and results of operations.
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
In recent years, our business has been subject to increasing and diverging scrutiny from clients, investors, regulators, elected officials, stockholders and other stakeholders with respect to Sustainable and Impact investing matters. Clients and investors, including U.S. public pension funds and certain non-U.S. investors, have placed increasing importance on impacts of investments made by the funds to which they invest or commit capital, including with respect to Sustainable and Impact investing matters. Certain investors have also demonstrated increased concern with respect to existing investments, including by urging asset managers to take certain actions that could adversely affect the value of an investment, or refrain from taking certain actions that could improve the value of an investment. We are increasingly being subject to competing demands or scrutiny from different clients, investors and other stakeholders or third parties with divergent views on Sustainable and Impact investing matters, including certain considerations in the investment process. This divergence increases the risk that any action or lack thereof with respect to Sustainable and Impact investing matters will be perceived negatively by at least some stakeholders and adversely impact our reputation and business. Our clients may decide to redeem or withdraw previously committed capital from our funds (where such withdrawal is permitted) or to not invest or commit capital to future funds based on their assessment of how we approach and consider the cost of these investments and whether the return-driven objectives of our funds align with their investment priorities or investment requirements. As part of their increased focus on the allocation of their capital to environmentally sustainable economic activities, certain clients and investors have also begun to request or require data and/or use third-party benchmarks and ratings to allow them to monitor the impact of their investments for which we may be required to engage third party advisors and/or service providers to fulfill the requests and requirements, thereby exacerbating any increase in compliance burden and costs. To the extent our access to capital from investors, including public pension funds, is impaired due to these aforementioned risks, we may not be able to maintain or increase the size of our funds or raise sufficient capital for new funds, which may adversely impact our revenues and/or negatively impact our reputation and erode stakeholder trust.
The transition to sustainable finance accelerates existing risks and raises new risks for our business that may impact our profitability and success. In particular, Sustainable and Impact investing matters have been the subject of increased focus, scrutiny and litigation by certain federal, state and other regulators and governmental officials, including in the U.S. and the EU, particularly with respect to the accuracy of statements made regarding practices, initiatives and investment strategies, as well as regarding adherence to the policies and procedures underlying these strategies. The SEC, other regulators, and private parties have initiated investigations or claims alleging inaccurate or misleading statements in this area, often referred to as “greenwashing.” There have been enforcement actions relating to sustainable investing disclosures and policies and procedures failures, and we expect that there will be continued enforcement activity in this area in the future, and we could be subject to significant fines and penalties, including risk of litigation and investigation. The SEC has focused on the labeling by funds of their activities or investments as “sustainable” and examined the methodology used for determining such investments, with a focus on whether such labeling is misleading. In 2024, the SEC adopted climate-related disclosure rules applicable to public companies; however, these rules are currently subject to litigation and in March 2025 the SEC voted to end its defense of the rules, thus while these rules remain in effect, they are not currently being enforced.
Further, we may be subject to California Senate Bill 253 (The Climate Corporate Data Accountability Act) requiring U.S. public and private businesses with annual revenues greater than USD $1 billion doing business in California to publicly report their greenhouse gas emissions beginning, and/or Senate Bill 261 (The Climate-Related Financial Risk Act) requiring

U.S. businesses with annual revenues over USD $500 million to biennially disclose climate-related financial risks and their mitigation strategies, both of which have been enacted but remain subject to ongoing legal and regulatory developments that may affect their scope, timing or enforcement. On November 18th 2025, the U.S. Court of Appeals for the Ninth Circuit granted a motion for injunction on SB 261. The injunction prohibits California Air Resources Board's from enforcing SB 261 pending the resolution of the appeal, though this injunction does not impact SB 253, which is still in effect. Collecting, measuring and reporting the information and metrics required under the various existing regulations has imposed administrative burden and increased cost on us, and such burden and cost, including the implementation of additional internal controls, processes and procedures and increased oversight obligations on our management and board of directors, are likely to increase as new regulations are enacted, particularly if the requirements imposed on us by various regulations lack harmonization on a global basis. We cannot guarantee that our current approach will meet future regulatory requirements, reporting frameworks or best practices.
In addition, in September 2023, the SEC adopted amendments to Rule 35d-1 (the Names Rule) that expands the Names Rule to require that any fund whose name includes terms suggesting that the fund focuses on investments or issuers that have, particular characteristics, have an 80% investment policy. On March 14, 2025, the SEC announced a six-month extension to June 11, 2026 for larger fund groups and December 11, 2026 for smaller fund groups. In October 2020, the DOL finalized a rule intended to clarify the fiduciary requirements for investment managers of “plan assets” considering non-pecuniary factors (including sustainability) when investing. In November 2022, the DOL released a final rule related to fiduciary requirements for ERISA plan fiduciaries when considering sustainability factors in selecting investments, clarifying that fiduciaries may consider climate change and other factors when they make investment decisions. Main portions of this rule took effect on February 1, 2023. This rule has been subject to litigation, and enforcement has been enjoined pursuant to court orders issued in 2024, which are currently on appeal. On May 28, 2025, the DOL submitted a status report to the court stating it would cease defending the 2022 rule and initiate a new rulemaking. We cannot predict any future challenges, and, as a result, uncertainty remains regarding the treatment of sustainability considerations by ERISA fiduciaries.
We may face risks related to sustainability reporting obligations under the evolving regulatory landscape in the European Union. For example, the European legislators adopted Regulation (EU) 2019/2088 on sustainability‐related disclosures in the financial services sector (the “SFDR”) which took effect from March 2021, and Regulation (EU) 2020/852 on the establishment of a framework to facilitate sustainable investment (the “EU Taxonomy”) which started applying in January 2022. The full impact of the SFDR and the EU Taxonomy remains unclear as a series of initiatives are ongoing at the EU level on their implementation, including the EU Omnibus Directives which aim to simplify the EU Taxonomy. The SFDR framework is currently subject to review and on 20 November 2025 the European Commission published its proposals for amendments to SFDR which are expected to result in significant changes to the existing regime. In addition, in May 2024, the European Securities and Markets Authority published final guidelines on funds’ names using ESG or sustainability-related terms, establishing quantitative thresholds and minimum safeguards, and it is not currently clear how these guidelines will be impacted by the reforms to SFDR. Directive (EU) 2022/2464 (Corporate Sustainability Reporting Directive) regarding corporate sustainability reporting (“CSRD”), which took effect in January 2023 and is being phased in over time, imposes stringent requirements on in scope companies to disclose detailed information regarding their ESG practices. The EU also adopted the Corporate Sustainability Due Diligence Directive (“CSDDD”) in 2024, which will require in scope entities to adopt certain due diligence and risk management measures with respect to environmental and human rights impacts. The transposition of CSRD and CSDDD by EU member states will also impact the scope of these requirements. Additionally, the EU's Omnibus Simplification Package introduces further complexity and uncertainty in the European Union. These requirements may not be interpreted or applied uniformly, which may increase the cost and complexity of compliance, as well as any related risks.
The UK has introduced a legislative framework focused on implementing the recommendations of the Financial Stability Board Taskforce on Climate-related Financial Disclosures (the “TCFD”), in particular by introducing mandatory TCFD-aligned disclosure requirements for certain firms based in the UK. Following consultations published by the UK Government on 25 June 2025 on developing a disclosure and assurance framework for sustainability-related financial disclosures, including the draft UK Sustainability Reporting Standards (“UK SRS”) based on the International Sustainability Standards Board (“ISSB”) IFRS S1 (General Requirements for Disclosure of Sustainability-related Financial Information) and IFRS S2 (Climate-related Disclosures) standards, the UK Financial Conduct Authority (“FCA”) published a consultation on 30 January 2026 on how to adjust its current TCFD-aligned reporting requirements for listed companies to reference the UK SRS. The UK government will separately consult on economically significant companies disclosing information using the UK SRS. On 28 November 2023, the FCA published Policy Statement 23/16 on sustainability disclosure requirements (the “SDR”) and investment labels regime. The FCA introduced a package of measures under the SDR regime to help consumers navigate the market for sustainable investment products, including: (i) an anti-greenwashing rule for all FCA-authorised firms to reinforce that sustainability-related claims must be fair, clear and not misleading; (ii) naming and marketing rules for investment products to ensure the use of sustainability-related terms are accurate; (iii) four labels to help consumers navigate the sustainable investment product landscape; and (iv) enhanced disclosure requirements to provide consumers and investors with better and more accessible information to help them understand the key sustainability features of a product. The SDR regime currently applies to U.K. funds, and overseas funds are not in scope. U.K. HM Treasury will determine the approach to overseas funds, including whether and how the SDR regime should be extended to overseas funds. The FCA is also considering how to streamline and enhance its sustainability reporting framework to: (i) simplify disclosure requirements and ease unnecessary burdens on firms; (ii) maintain good outcomes for clients and consumers and improve the decision usefulness of reporting, building on the work of SDR to improve trust and reduce greenwashing; and (iii) promote international alignment and help maintain the UK’s position as a global leader in sustainable finance. Accordingly, there remains substantial uncertainty as to the potential impact of this regime.
Divergent sustainable investing disclosure obligations across the U.S., U.K. and the EU may increase compliance complexity and risk.
The complexity and fragmentation of the global regulatory framework with respect to Sustainable and Impact investing matters increases the risk that any act or omission will be perceived negatively by regulators or other stakeholders. Conflicting policies across jurisdictions, including between U.S. federal and state approaches, many further complicate compliance. Failure to keep pace with these developments or to comply with applicable requirements could result in regulatory scrutiny, fines, sanctions, reputational harm and a material adverse effect on our business.
We may consider Sustainable Investing and Impact factors in connection with investments for certain of our funds, and certain of our funds are constructed with specific Sustainable Investing or Impact components. Sustainable and Impact investing factors are not universally agreed upon or accepted by investors, and may change over time, and our consideration of these factors or construction of specific Sustainable Investing or Impact funds could attract opposition from certain segments of our existing and potential investor base. Any actual opposition to our consideration of Sustainable Investing or Impact factors could impact our ability to maintain or raise capital for our funds, which may adversely impact our revenues. If regulators disagree with the standards or methodologies we use, or require disclosure or measurement approaches different from our current practices, our business and reputation could be adversely affected.
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
New climate change-related rules and regulations or interpretations of existing laws may result in enhanced disclosure obligations, which could negatively affect us, our funds and portfolio companies in which they invest and materially increase the regulatory burden and cost of compliance. For example, developing and acting on sustainability initiatives, and collecting, measuring and reporting sustainable investing-related information and metrics can be costly, difficult and time consuming and is subject to evolving and different reporting standards, the EU’s CSRD, which is being phased in over time, the U.K.’s development of Sustainability Reporting Standards aligned with the ISSB, and similar requirements or initiatives adopted or under consideration by other non-U.S. regulatory bodies. In addition, climate-related disclosure rules adopted in the U.S. are subject to ongoing litigation and uncertainty regarding their scope, timing and implementation. We may also communicate certain climate-related initiatives, commitments and goals in our SEC filings or other disclosures or statements, which subjects us to additional risks, including the risk that we are perceived as, or accused of, “greenwashing.” Such perception or accusation could damage our reputation, result in litigation or regulatory actions, and adversely impact our ability to raise capital and attract new investors.
Certain portfolio companies in which our funds invest operate in sectors that could face transition risk if carbon-related regulations or taxes are implemented. For certain of these portfolio companies, business trends related to climate change may require capital expenditures, product or service redesigns, and changes to operations and supply chains to meet changing customer expectations. While this can create opportunities, not addressing these changed expectations, or not addressing them in a timely manner, could create business risks for portfolio companies, which could negatively impact the returns in our funds and accounts. Further, advances in climate science may change society’s understanding of sources and magnitudes of negative effects on climate, which could also negatively impact portfolio company financial performance. Further, significant chronic or acute physical effects of climate change, including extreme and more frequent weather events such as hurricanes or floods, can also have an adverse impact on certain portfolio companies and investments, especially those that rely on physical factories, plants or stores located in the affected areas, or that focus on tourism or recreational travel. As the effects of climate change increase, the frequency and impact of weather and climate-related events and conditions could increase as well.
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
In June 2011, the Basel Committee on Banking Supervision, an international body comprised of senior representatives of bank supervisory authorities and central banks from 27 countries, including the U.S., announced the final framework for a comprehensive set of capital and liquidity standards, commonly referred to as “Basel III,” for internationally active banking organizations and certain other types of financial institutions, which has since been supplemented by additional reforms finalized by the Basel Committee in 2017 and thereafter. These standards generally require banks to hold more capital, predominantly in the form of common equity, than under the previous capital framework, reduce leverage and improve liquidity standards. U.S. federal banking regulators have adopted regulations implementing substantial portions of Basel III and have proposed or continue to consider additional implementing regulations, including with respect to capital requirements for large banking organizations.
Some of our clients are subject to the Basel III standards. The implementation and potential future changes of rules related to Basel III and related standards could restrict the ability of these clients to maintain or increase their investments in our funds to the extent that such investments adversely impact their risk-weighted asset ratios. Our loss of these clients, or inability to raise additional investment amounts from these clients, may adversely impact our revenues.
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
Risks Related to Our Organizational Structure
We are currently a “controlled company” within the meaning of the Nasdaq listing standards and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements for as long as we qualify for such exemptions.
As of the date of this Annual Report on Form 10-K, the Key Holders hold all of the Class C common stock, which prior to the Sunset Date will entitle such holders to cast the lesser of 10 votes per share and the Class C Share Voting Amount, the latter of which is generally a number of votes per share equal to (1) (x) an amount of votes equal to 75% of the aggregate voting power of our capital stock (including for this purpose any Includible Shares), minus (y) the total voting power of our capital stock (other than our Class C common stock) owned or controlled, directly or indirectly, by the Key Holders (including, any Includible Shares), divided by (2) the number of shares of our Class C common stock then outstanding. As a result, as of the date of this Annual Report on Form 10-K, the Key Holders control approximately 75% of the combined voting power of our common stock. As a result of the Key Holders’ holdings, we currently qualify as a “controlled company” within the meaning of the corporate governance standards of The Nasdaq Stock Market LLC (“Nasdaq”). Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirement that (i) a majority of our board of directors consist of independent directors, (ii) we have a compensation committee that is composed entirely of independent directors and (iii) director nominees be selected or recommended to the board by independent directors.
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
Holders of shares of our Class A common stock are entitled to cast one vote per share of Class A common stock while holders of shares of our Class C common stock are, (1) prior to the Sunset Date, entitled to cast the lesser of (x) 10 votes per share and (y) the Class C Share Voting Amount and (2) from and after the Sunset Date, entitled to cast one vote per share. As of the date of this Annual Report on Form 10-K, the Key Holders controlled approximately 75% of the combined voting power of our common stock as a result of their ownership of all of our Class C common stock. Accordingly, while we do not intend to issue additional Class C common stock in the future, Mr. Sacks, through his control of GCM V, will be able to exercise control over all matters requiring our stockholders’ approval, including the election of our directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Mr. Sacks may have interests that differ from our other stockholders and may vote in a way with which our other stockholders disagree and which may be adverse to their interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of shares of our Class A common stock.
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
We believe that we are engaged primarily in the business of providing asset management services and not primarily in the business of investing, reinvesting or trading in securities. We also believe that the primary source of income from each of our businesses is properly characterized as income earned in exchange for the provision of services. We hold ourselves out as an asset management firm and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that we, GCM LLC or GCMH are an “orthodox” investment company as described in the first bullet point above. Furthermore, we treat GCM LLC and GCMH as majority-owned subsidiaries for purposes of the Investment Company Act, and each of GCM LLC and GCMH treats its registered investment adviser subsidiaries as majority-owned subsidiaries for purposes of the Investment Company Act. Therefore, we believe that less than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis will comprise assets that could be considered investment securities. Accordingly, we do not believe that we, GCM LLC or GCMH will be an inadvertent investment company by virtue of the 40% inadvertent investment company test as described in the second bullet point above. In addition, we believe we are not an investment company under section 3(b)(1) of the Investment Company Act because we are primarily engaged in a non-investment company business.
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
Under the Advisers Act, each of the investment advisory agreements for the funds and other accounts we manage must provide that it may not be assigned without the consent of the particular fund or other client accounts. An assignment may occur under the Advisers Act if, among other things, GCMH undergoes a change of control. From and after the Sunset Date, each share of Class C common stock will entitle the record holder thereof to one vote per share instead of potentially multiple votes per share and the Key Holders will no longer control the appointment of directors or be able to direct the vote on all matters that are submitted to our stockholders for a vote. Prior to the Sunset Date, Mr. Sacks, the beneficial holder of approximately 75% of the combined voting power of our common stock as of the Closing through his ownership of GCM V, may die or become disabled. These events could be deemed a change of control of GCMH, and thus an assignment under the Advisers Act. If such an assignment occurs, we cannot be certain that GCMH will be able to obtain the necessary consents from our funds and other client accounts, which could cause us to lose the management fees and performance fees we earn from such funds and other client accounts.
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
If we identify or fail to remediate any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is ineffective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, we could fail to meet our reporting obligations or be required to restate our financial statements for prior periods. Investors may also lose confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could be negatively affected, and we could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources.

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
In addition, as of February 16, 2026, the GCMH Equityholders owned approximately 70% of the Grosvenor common units. For so long as registration statements for the sale of shares of our Class A common stock by the parties to the Registration Rights Agreement are available for use, the sale or possibility of sale of these shares of Class A common stock could have the effect of increasing the volatility in the market price of our Class A common stock, or decreasing the market price itself, even if our business is doing well.
Purchases of shares of our Class A common stock pursuant to our stock repurchase plan may affect the value of our Class A common stock, and there can be no assurance that our stock repurchase plan will enhance stockholder value.
Pursuant to our publicly announced stock repurchase plan, as of December 31, 2025, we were authorized to repurchase up to $220 million in the aggregate of our Class A common stock, including through the repurchase of outstanding shares of our Class A common stock and through a reduction of shares of Class A common stock to be issued to employees to satisfy associated obligations in connection with the settlement of equity-based awards granted under our Amended and Restated 2020 Incentive Award Plan (and any successor equity plan thereto). The timing and amount of any future share repurchases will be determined based on legal requirements, price, market and economic conditions and other factors. This activity could increase (or reduce the size of any decrease in) the market price of our Class A common stock at that time. Additionally, repurchases under our share repurchase program will continue to diminish our cash reserves, which could impact our ability to pursue possible strategic opportunities and acquisitions and could result in lower overall returns on our cash balances. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our Class A shares could decline. Although our share repurchase program is intended to enhance long-term stockholder value, short-term share price fluctuations could reduce the program’s effectiveness.
During the year ended December 31, 2025, we spent $25.7 million to settle in cash or reduce shares of Class A common stock to be issued to employees in satisfaction of associated tax obligations in connection with the settlement of vested restricted stock units. During the year ended December 31, 2025, we spent $30.7 million to repurchase shares of Class A common stock in open market transactions. As of December 31, 2025, $55.7 million remains available under our stock repurchase plan.
The obligations associated with being a public company involve significant expenses and require significant resources and management attention, which may divert from our business operations.
As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires the filing of annual, quarterly and current reports with respect to a public company’s business and financial condition. The Sarbanes-Oxley Act requires, among other things, that a public company establish and maintain effective internal control over financial reporting. As a result, we incur, and will continue to incur, significant legal, accounting and other expenses associated with being a public company.
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
The market price and trading volume of our Class A common stock has been volatile, and may continue to be volatile. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our Class A common stock in spite of our operating performance. The market price of our Class A common stock could fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:
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
We can provide no assurance that we will be able to maintain an active trading market for our Class A common stock on Nasdaq or any other exchange in the future. If an active market for our securities is not maintained, or if we fail to satisfy the continued listing standards of Nasdaq for any reason and our securities are delisted, it may be difficult for our security holders to sell their securities without depressing the market price for the securities or at all. An inactive trading market may also impair our ability to both raise capital by selling shares of capital stock and acquire other complementary products, technologies or businesses by using our shares of capital stock as consideration.
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
Our cybersecurity risk management program is integrated into our overall risk management program, and shares common methodologies, reporting channels and governance processes that apply across the risk management program to other legal, compliance, strategic, operational and financial risk areas.
Key elements of our cybersecurity risk management program include but are not limited to the following:
•risk assessments designed to help identify material risks from cybersecurity threats to our critical systems and information;
•a security team principally responsible for managing our (1) cybersecurity risk assessment processes, (2) security controls and (3) response to cybersecurity incidents;
•policies, security technologies and safeguards to fulfill overall NIST CSF program goals and key controls established by the CIS;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security program; this includes penetration testing, and assisting internal audit in assessing the effectiveness of our security processes;

•cybersecurity awareness training of our employees, including incident response personnel and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for key service providers, based on our assessment of their criticality to our operations and respective risk profiles.

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
Cybersecurity Governance
Our board of directors considers cybersecurity risk as part of its risk oversight function and has delegated to the audit committee oversight of cybersecurity, including oversight of management’s implementation of our cybersecurity risk management program.
The audit committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the audit committee, as necessary, where it deems appropriate, regarding cybersecurity incidents it considers to be significant or potentially significant.
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
Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.
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

Part II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Equity
Our Class A common stock is listed on the Nasdaq Global Market under the symbol “GCMG”.
Holders of Record
As of February 16, 2026, there were approximately 60,810,959 shares of our Class A common stock outstanding with 2 holders of record of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or “street name” accounts through brokers.
Dividend Policy
On February 9, 2026, the GCMG’s Board of Directors declared a quarterly dividend of $0.12 per share of Class A common stock to record holders as of the close of business on March 2, 2026. The payment date will be March 16, 2026.
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
Issuer Purchases of Equity Securities
On August 6, 2021, GCMG’s Board of Directors authorized a stock repurchase plan which may be used to repurchase shares of our outstanding Class A common stock and, until November 17, 2025, warrants to purchase shares of Class A common stock, as well as to retire (by cash settlement or the payment of tax withholding amounts upon net settlement) equity-based awards granted under our 2020 Incentive Award Plan (and any successor plan thereto). GCMG’s Board of Directors has made subsequent increases to its stock repurchase authorization for shares and, until November 17, 2025, warrants. As of December 31, 2024, the total authorization was $140 million, excluding fees and expenses. On February 6, 2025, GCMG’s Board of Directors increased the firm’s existing repurchase authorization by $50 million, from $140 million to $190 million. On August 4, 2025, GCMG’s Board of Directors further increased the firm’s existing repurchase authorization by $30 million, from $190 million to $220 million. On February 9, 2026, GCMG’s Board of Directors further increased the firm’s existing repurchase authorization by $35 million, from $220 million to $255 million.
The following table represents our purchases of Class A common stock during the three months ended December 31, 2025 for the periods indicated:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2)
October 1-31, 2025	824,196	$11.71	4,745,452	$76,726,976
November 1-30, 2025	1,016,947	$10.79	5,762,399	$65,753,080
December 1-31, 2025	917,582	$10.94	6,679,981	$55,718,038
Total	2,758,725
(1)Excludes shares of Class A common stock deemed to have been repurchased in conjunction with the payment of tax liabilities in respect of stock delivered to our employees in settlement of vested RSUs. There were no such deemed repurchases in the three months ended December 31, 2025.
(2)The dollar value of shares that may yet be repurchased includes the deemed repurchases of common stock equivalents discussed in note (1) above.
During the three months ended December 31, 2025, we did not purchase any warrants to purchase shares of Class A Common stock. As of December 31, 2025, $55.7 million remained available under our stock repurchase plan. See Note 7 of our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Stock Performance Graph
The following graph depicts the total return to stockholders from the closing price on December 31, 2020 through December 31, 2025, relative to the performance of S&P 500 and S&P Composite 1500 Financials. The graph assumes $100 invested on December 31, 2020, and dividends reinvested in the security or index.
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
This section of the Annual Report on Form 10-K discusses activity as of and for the years ended December 31, 2025 and 2024. For discussion on activity for the year ended December 31, 2023 and period-over-period analysis on results for the year ended December 31, 2024 to 2023, refer to Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 20, 2025.
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
For example, on July 4, 2025, H.R. 1, the “One Big Beautiful Bill Act” (the “OBBBA”) was signed into law in the United States. Among other changes, the OBBBA modifies key business tax provisions, including the restoration of 100%

bonus depreciation under Section 168(k) of the Code, the restoration of the immediate deduction of U.S. domestic research and experimental expenditures under Section 174A of the Code, the restoration of the EBITDA-based business interest expense limitation under Section 163(j) of the Code, and changes to the computation of taxes related to international operations. Based on our evaluation of the tax law changes outlined in the OBBBA, we do not expect the legislation to have a material impact on our financial statements.
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
Class C Common Stock(2)
Economic: 0%
Voting: ~75%
Class A Common Stock(2)
Economic: ~100%
Voting: ~25%
GCM Grosvenor Inc.
("GCMG")
Sole Member
100% Economic and Voting
GCMH Equityholders(3)
GCM Grosvenor Holdings, LLC
("IntermediateCo")
Limited Partners
Common Units(4)
Economic: ~70%
Voting: 0%
General Partner
Common Units (4)
Economic: ~30%
Voting: 100%
GCM Grosvenor Operating Businesses
Grosvenor Capital Management Holdings, LLLP and its Subsidiaries

Note: The diagram depicts a simplified version of our structure and does not include all legal entities in our structure. Approximate ownership percentages are as of February 16, 2026.

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

3 Mr. Sacks is the ultimate managing member of each of (i) Holdings, (ii) Management LLC, (iii) Holdings II, and (iv) GCM Progress Subsidiary LLC, a Delaware limited liability company (collectively, the “GCMH Equityholders”). Any distribution of proceeds derived from the securities held by the GCMH Equityholders is shared among the respective members of such entities in accordance with the applicable operating agreements of such entities.

4 As of February 16, 2026, there were 60,810,959 shares of Class A common stock outstanding and 141,665,831 common units of GCMH (“Common Units”) outstanding held by the GCMH Equityholders, which may be exchanged for shares of Class A common stock on a one-to-one basis, or, at the Company’s election for cash, pursuant to and subject to the restrictions set forth in the Fifth Amended and Restated Limited Liability Limited Partnership Agreement of

GCMH. As of February 16, 2026, GCM V held 141,665,831 shares of Class C common stock, which corresponds to the number of Common Units held by the GCMH Equityholders.
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
We provided investment management / advisory services on assets of $90.9 billion, $80.1 billion and $76.9 billion as of December 31, 2025, 2024 and 2023, respectively.
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

Agreements generally include a clawback provision that, if triggered, would require us to return up to the cumulative amount of carried interest distributed, typically net of tax, upon liquidation of those funds, if the aggregate amount paid as carried interest exceeds the amount actually due based upon the aggregate performance of each fund. We have defined the portion to be deferred as the amount of carried interest, typically net of tax, that we would be required to return if all remaining investments had no value as of the end of each reporting period. As of December 31, 2025, deferred revenue relating to constrained realized carried interest was approximately $5.9 million.
Assets under management that are subject to carried interest, excluding investments of the firm and our professionals from which we generally do not earn incentive fees, were approximately $50.1 billion as of December 31, 2025.
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
Assets under management that are subject to performance fees, excluding investments of the firm and our professionals from which we generally do not earn incentive fees, were approximately $15.1 billion as of December 31, 2025.
Other Operating Income
Other operating income primarily consists of administrative fees from certain private investment vehicles where we perform a full suite of administrative functions, but for which the Company does not manage or advise. The Company satisfies its performance obligations for administrative fees over time as the services are rendered and the customer simultaneously receives and consumes the benefits of the services as they are performed, using the same time-based measure of progress towards completion. Other operating income also includes placement fees earned when the Company raises capital for certain investment vehicles. These fees are recognized upon the successful placement and funding of the related securities.
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

Results of Operations
The following is a discussion of our consolidated results of operations for the year ended December 31, 2025 as compared to the year ended December 31, 2024. This information is derived from our accompanying Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Revenues
Management fees	$425,792	$401,648	$375,444
Incentive fees	123,502	106,237	64,903
Other operating income	8,271	6,127	4,652
Total operating revenues	557,565	514,012	444,999

Expenses
Employee compensation and benefits	319,332	336,236	356,044
General, administrative and other	104,779	104,296	100,801
Total operating expenses	424,111	440,532	456,845
Operating income (loss)	133,454	73,480	(11,846)
Investment income	16,258	15,589	11,640
Interest expense	(22,789)	(24,160)	(23,745)
Other income	6,283	1,334	1,008
Change in fair value of warrant liabilities	21,737	(16,079)	1,429
Net other income (expense)	21,489	(23,316)	(9,668)
Income (loss) before income taxes	154,943	50,164	(21,514)
Provision for income taxes	12,903	13,560	7,692
Net income (loss)	142,040	36,604	(29,206)
Less: Net income attributable to noncontrolling interests in subsidiaries	3,511	2,545	5,033
Less: Net income (loss) attributable to noncontrolling interests in GCMH	93,158	15,364	(47,013)
Net income attributable to GCM Grosvenor Inc.	$45,371	$18,695	$12,774
Revenues

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Private markets strategies	$252,788	$238,546	$214,338
Absolute return strategies	155,190	148,408	146,550
Fund expense reimbursement revenue	17,814	14,694	14,556
Total management fees	425,792	401,648	375,444
Incentive fees	123,502	106,237	64,903
Administrative fees	5,069	3,850	3,570
Other	3,202	2,277	1,082
Total other operating income	8,271	6,127	4,652
Total operating revenues	$557,565	$514,012	$444,999
Management fees increased $24.1 million, or 6%, to $425.8 million, for the year ended December 31, 2025 compared to the year ended December 31, 2024. Private market strategies fees increased $14.2 million, or 6%, due to a $10.3 million increase in fees related to private markets strategies specialized funds and a $3.5 million increase in fees related to private markets strategies customized separate accounts. These increases are a result of capital raising and deployment. Additionally, there was an increase of $6.8 million, or 5%, in absolute return strategies fees, primarily due to better investment performance in 2025. Fund expense reimbursement revenue increased $3.1 million, or 21%, to $17.8 million, for the year ended December 31, 2025 compared to the year ended December 31, 2024.
Incentive fees consisted of carried interest and performance fees. Carried interest increased $4.3 million, or 9%, to $55.3 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase is primarily due to higher tax carry realizations and distributions from investments during the year ended December 31, 2025 as compared to the year ended December 31, 2024. Performance fees increased $12.9 million, or 23%, to $68.2 million for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to higher returns for absolute return strategies funds during the year ended December 31, 2025 as compared to the year ended December 31, 2024.
Expenses
Employee Compensation and Benefits

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Cash-based employee compensation and benefits	$151,213	$148,547	$156,153
Equity-based compensation	45,599	48,158	50,667
Partnership interest-based compensation	46,181	72,068	103,934
Carried interest compensation	31,374	30,450	28,505
Cash-based incentive fee related compensation	44,517	36,455	15,628
Other non-cash compensation	448	558	1,157
Total employee compensation and benefits	$319,332	$336,236	$356,044
Employee compensation and benefits decreased $16.9 million, or 5%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The overall decrease was primarily driven by decreases in partnership interest-based compensation, partially offset by an increase in cash-based incentive fee related compensation. Partnership interest-based compensation decreased $25.9 million, or 36%, primarily due to lower expense of the Holdings Awards that were granted in 2023 and were fully expensed during the year ended December 31, 2024, and the GCMH Equityholders Awards that were granted in 2022 and were fully expensed during the year ended December 31, 2025. Holdings Awards and GCMH Equityholders Awards are further described in Note 11 in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. These awards do not dilute Class A common stockholders or impact our net cash flows. Cash-based incentive fee related compensation increased $8.1 million, or 22%, due to higher incentive fees during the year ended December 31, 2025, which are discussed above.
General, Administrative and Other
General, administrative and other of $104.8 million for the year ended December 31, 2025 was generally consistent compared to the year ended December 31, 2024.
Net Other Income (Expense)
Investment income increased to $16.3 million for the year ended December 31, 2025 compared to investment income of $15.6 million for the year ended December 31, 2024, primarily due to the change in value of private and public market investments.
Interest expense decreased $1.4 million, or 6%, to $22.8 million, for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to decreased effective interest rates on unhedged portions of the Term Loan Facility during the year ended December 31, 2025.
Other income was $6.3 million for the year ended December 31, 2025 compared to other income of $1.3 million for the year ended December 31, 2024, primarily due to higher interest income earned on cash balances as a result of higher average cash on hand for the year ended December 31, 2025.

Change in fair value of warrant liabilities of $21.7 million for the year ended December 31, 2025 was due to an decrease in the fair value of the warrants from December 31, 2024 to December 31, 2025. No public or private warrants were outstanding as of December 31, 2025.
Provision for Income Taxes
Our effective tax rate was 8% and 27% for the years ended December 31, 2025 and 2024, respectively. The primary factors impacting the effective tax rate are the portion of income allocated to the noncontrolling interest holders, including profit interest expense, state and non-US taxes, as well as a discrete tax adjustments recorded.
Net Income (Loss) Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests in subsidiaries was $3.5 million and $2.5 million for the years ended December 31, 2025 and 2024, respectively. The increase was primarily attributable to an increase in income generated by our consolidated subsidiaries not wholly owned by us.
Net income (loss) attributable to noncontrolling interests in GCMH was $93.2 million and $15.4 million for the years ended December 31, 2025 and 2024, respectively. The change in net income (loss) attributable to noncontrolling interests in GCMH was primarily attributable to the underlying performance of GCMH as well as a decrease in partnership-interest based compensation, which was fully allocated to noncontrolling interests in GCMH.
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

	Private Markets Strategies	Absolute Return Strategies	Total
Fee-paying AUM	(in millions)
Balance as of December 31, 2023	$40,269	$21,414	$61,683
Contributions	4,749	1,277	6,026
Withdrawals	(105)	(2,641)	(2,746)
Distributions	(1,381)	(292)	(1,673)
Change in market value	212	2,430	2,642
Foreign exchange and other	(1,027)	(140)	(1,167)
Balance as of December 31, 2024	$42,717	$22,048	$64,765
Contributions	6,315	1,939	8,254
Withdrawals	(275)	(1,350)	(1,625)
Distributions	(1,635)	(273)	(1,908)
Change in market value	208	2,956	3,164
Foreign exchange and other	(150)	(1)	(151)
Balance as of December 31, 2025	$47,180	$25,319	$72,499
Contracted, not yet fee-paying AUM (“CNYFPAUM”) represents limited partner commitments which are expected to be invested and begin charging fees over the ensuing five years.

	As of December 31,
	2025	2024	2023
	(in millions)
Contracted, not yet Fee-Paying AUM	$10,405	$8,202	$7,304
AUM	$90,928	$80,077	$76,908
Of the $10.4 billion CNYFPAUM as of December 31, 2025, approximately $2.1 billion is subject to an agreed upon fee ramp in schedule. The ramp in schedule will result in management fees being charged on approximately $0.6 billion, $0.5 billion and $1.0 billion of such amount beginning in 2026, 2027 and 2028 and beyond, respectively. Management fees will be charged on the remaining approximately $8.3 billion of CNYFPAUM as such capital is invested, which will depend on a number of factors, including the availability of eligible investment opportunities.
Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
FPAUM increased $7.7 billion, or 12%, to $72.5 billion during the year ended December 31, 2025 primarily due to $8.3 billion of contributions and a $3.2 billion increase in market value, partially offset by $1.6 billion and $1.9 billion of withdrawals and distributions, respectively.
•Private markets strategies FPAUM increased $4.5 billion, or 10%, to $47.2 billion during the year ended December 31, 2025 primarily due to $6.3 billion of contributions, partially offset by $1.6 billion of distributions.
•Absolute return strategies FPAUM increased $3.3 billion, or 15%, to $25.3 billion during the year ended December 31, 2025 primarily due to a $3.0 billion increase in market value and $1.9 billion of contributions. partially offset by $1.4 billion of withdrawals.
CNYFPAUM increased $2.2 billion, or 27%, to $10.4 billion during the year ended December 31, 2025 due to the closing of new commitments during the period, net of reductions for CNYFPAUM that became FPAUM during the period.
AUM increased $10.9 billion, or 14%, to $90.9 billion during the year ended December 31, 2025, primarily driven by the $7.7 billion increase in FPAUM, as well as mark to market increases that do not impact FPAUM.
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

Summary of Non-GAAP Financial Measures

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Revenues
Private markets strategies (1)	$252,798	$238,546	$214,338
Absolute return strategies (1)	155,190	148,408	146,550
Management fees, net	407,988	386,954	360,888
Administrative fees and other operating income	8,271	6,127	4,652
Fee-Related Revenue	416,259	393,081	365,540
Less:
Cash-based employee compensation and benefits, net (2)	(147,610)	(147,045)	(149,327)
General, administrative and other, net (3)	(83,525)	(79,685)	(76,271)
Fee-Related Earnings	185,124	166,351	139,942
Fee-Related Earnings Margin(4)	44%	42%	38%
Incentive fees:
Performance fees	68,245	55,323	15,313
Carried interest	55,257	50,914	49,590
Incentive fee related compensation and NCI:
Cash-based incentive fee related compensation	(44,517)	(36,455)	(15,628)
Carried interest compensation, net (5)	(31,551)	(29,990)	(28,553)
Carried interest attributable to noncontrolling interests	(2,916)	(3,337)	(5,095)
Realized investment income, net of amount attributable to noncontrolling interests in subsidiaries (6)	8,385	6,676	3,103
Interest income	4,954	2,695	2,021
Other (income) expense	(458)	(340)	109
Depreciation	3,108	2,007	1,383
Adjusted EBITDA	245,631	213,844	162,185
Depreciation	(3,108)	(2,007)	(1,383)
Interest expense	(22,789)	(24,160)	(23,745)
Adjusted Pre-Tax Income	219,734	187,677	137,057
Adjusted income taxes (7)	(53,394)	(46,919)	(33,853)
Adjusted Net Income	$166,340	$140,758	$103,204
____________
(1)Excludes fund expense reimbursement revenue, net of $16.5 million, $14.7 million and $14.6 million for the years ended December 31, 2025, 2024 and 2023, respectively, and excludes net revenue of noncontrolling interests of $1.3 million in a consolidated subsidiary for the year ended December 31, 2025. There was no net revenue of noncontrolling interests in a consolidated subsidiary for each of the years ended December 31, 2024 and 2023.
(2)Excludes severance expense of $3.8 million, $1.5 million and $6.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(3)Excludes amortization of intangibles of $1.3 million for each of the years ended December 31, 2025, 2024 and 2023. Also excludes completed and contemplated corporate transaction-related costs of $1.8 million, $6.1 million and $6.4 million for the years ended December 31, 2025, 2024 and 2023, respectively, and non-core expenses of $1.6 million, $2.5 million and $2.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. Transaction-related costs for the year ended December 31, 2024 includes $3.0 million related to a debt amendment and extension expense. Non-core expenses includes New York office relocation costs of $1.9 million and $1.2 million for the years ended December 31, 2024 and 2023, respectively. Also excludes fund expense reimbursement expenses of $16.6 million, $14.7 million and $14.6 million for the years ended December 31, 2025, 2024 and 2023, respectively
(4)Fee-related earnings margin represents fee-related earnings as a percentage of our management fee and other operating revenue, net of fund expense reimbursements.
(5)Includes the impact of non-cash carried interest compensation of $0.2 million and $(0.5) million for the years ended December 31, 2025 and 2024, respectively. The net non-cash carried interest compensation for the year ended 2023 was de minimis.

(6)Investment income or loss is generally realized when the Company redeems all or a portion of its investment or when the Company receives or is due cash, such as from dividends or distributions.
(7)Represents corporate income taxes at a blended statutory effective tax rates of 24.3%, 25.0% and 24.7% applied to Adjusted Pre-Tax Income for the years ended December 31, 2025, 2024 and 2023, respectively. The 24.3%, 25.0% and 24.7% are based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 3.3%, 4.0%, and 3.7%, respectively.
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
The following table shows reconciliations of incentive fees to net incentive fees attributable to GCM Grosvenor for the years ended December 31, 2025, 2024 and 2023, respectively:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Incentive fees:
Performance fees	$68,245	$55,323	$15,313
Carried interest	55,257	50,914	49,590
Less incentive fees contractually owed to others:
Cash carried interest compensation	(31,374)	(30,450)	(28,505)
Non-cash carried interest compensation	(177)	460	(48)
Carried interest attributable to other noncontrolling interest holders	(2,916)	(3,337)	(5,095)
Firm share of incentive fees(1)	89,035	72,910	31,255
Less: Cash-based incentive fee related compensation	(44,517)	(36,455)	(15,628)
Net Incentive Fees Attributable to GCM Grosvenor	$44,518	$36,455	$15,627
____________
(1)Firm share represents incentive fees net of contractual obligations but before discretionary cash based incentive compensation.
Adjusted Pre-Tax Income, Adjusted Net Income and Adjusted EBITDA
Adjusted Pre-Tax Income, Adjusted Net Income and Adjusted EBITDA are non-GAAP measures used to evaluate our profitability.
Adjusted Net Income is a non-GAAP measure that we present on a pre-tax and after-tax basis to evaluate our profitability. Adjusted Pre-Tax Income represents net income attributable to GCM Grosvenor Inc. including (a) net income (loss) attributable to noncontrolling interest in GCMH, excluding (b) provision (benefit) for income taxes, (c) changes in fair value of warrant liabilities, (d) amortization expense, (e) partnership interest-based and non-cash compensation, (f) equity-based compensation, including cash-settled equity awards (as we view the cash settlement as a separate capital transaction), (g) unrealized investment income, (h) changes in tax receivable agreement liability and (i) certain other items that we believe are not indicative of our core performance, including charges related to completed and corporate transactions, employee severance, office relocation costs, and loss on extinguishment of debt. Adjusted Net Income represents Adjusted Pre-Tax Income fully taxed at each period's blended statutory tax rate.
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
The following table shows reconciliations of net income attributable to GCM Grosvenor Inc. and Adjusted Pre-Tax Income, Adjusted Net Income and Adjusted EBITDA for the years ended December 31, 2025, 2024 and 2023, respectively:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Adjusted Pre-Tax Income & Adjusted Net Income
Net income attributable to GCM Grosvenor Inc.	$45,371	$18,695	$12,774
Plus:
Net income (loss) attributable to noncontrolling interests in GCMH	93,158	15,364	(47,013)
Provision for income taxes	12,903	13,560	7,692
Change in fair value of warrants	(21,737)	16,079	(1,429)
Amortization expense	1,314	1,313	1,313
Severance	3,757	1,502	6,826
Transaction expenses (1)	1,776	6,116	6,445
Loss on extinguishment of debt	—	157	—
Changes in TRA liability and other (2)	(1,677)	2,908	3,048
Partnership interest-based compensation	46,181	72,068	103,934
Equity-based compensation	45,599	48,158	50,667
Other non-cash compensation	448	558	1,157
Less:
Unrealized investment income, net of noncontrolling interests	(7,182)	(9,261)	(8,309)
Non-cash carried interest compensation	(177)	460	(48)
Adjusted Pre-Tax Income	219,734	187,677	137,057
Less:
Adjusted income taxes (3)	(53,394)	(46,919)	(33,853)
Adjusted Net Income	$166,340	$140,758	$103,204

Adjusted EBITDA
Adjusted Net Income	$166,340	$140,758	$103,204
Plus:
Adjusted income taxes (3)	53,394	46,919	33,853
Depreciation expense	3,108	2,007	1,383
Interest expense	22,789	24,160	23,745
Adjusted EBITDA	$245,631	$213,844	$162,185
____________
(1)Represents 2025, 2024, and 2023 expenses related to completed and contemplated corporate transactions transaction expenses, for 2024 includes $3.0 million related to a debt amendment and extension.
(2)Includes $1.9 million and $1.2 million related to New York office relocation costs for the years ended December 31, 2024 and 2023, respectively.

(3)Represents corporate income taxes at a blended statutory effective tax rates of 24.3%, 25.0% and 24.7% applied to Adjusted Pre-Tax Income for the years ended December 31, 2025, 2024 and 2023, respectively. The 24.3%, 25.0% and 24.7% are based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 3.3%, 4.0%, and 3.7%, respectively.
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
The following table shows a reconciliation of diluted weighted-average shares of Class A common stock outstanding to adjusted shares outstanding used in the computation of adjusted net income per share for the years ended December 31, 2025, 2024 and 2023, respectively.

	Year Ended December 31,
$000, except per share amounts	2025	2024	2023
	(in thousands, except share and per share amounts)
Adjusted Net Income Per Share
Adjusted Net Income	$166,340	$140,758	$103,204

Weighted-average shares of Class A common stock outstanding - basic	51,955,627	44,741,336	43,198,517
Exchange of partnership units	142,588,005	144,235,246	144,235,246
Exercise of private warrants - incremental shares under the treasury stock method	64,644	—	—
Exercise of public warrants - incremental shares under the treasury stock method	1,193,123	—	—
Assumed vesting of RSUs - incremental shares under the treasury stock method	1,487,111	1,613,459	—
Weighted-average shares of Class A common stock outstanding - diluted	197,288,510	190,590,041	187,433,763
Effect of dilutive warrants, if antidilutive for GAAP	—	141,420	—
Effect of RSUs, if antidilutive for GAAP	—	—	808,716
Adjusted shares	197,288,510	190,731,461	188,242,479

Adjusted Net Income Per Share	$0.84	$0.74	$0.55
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
Fee-Related Earnings (“FRE”) is a non-GAAP measure used to highlight earnings from recurring management fees and administrative fees. FRE represents Adjusted EBITDA further adjusted to exclude (a) incentive fees, (b) other non-operating income,and (c) realized investment income, net of amount attributable to noncontrolling interests in subsidiaries, and to include (a) incentive fee-related compensation and (b) carried interest attributable to other noncontrolling interest holders, net, and (c) depreciation expense. We believe FRE is useful to investors because it provides additional insights into the management fee driven operating profitability of our business.
The following table shows reconciliations of Total Operating Revenues to Fee-Related Revenue for the years ended December 31, 2025, 2024 and 2023, respectively:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Fee-Related Revenue
Total Operating Revenues	$557,565	$514,012	$444,999
Less:
Incentive fees	(123,502)	(106,237)	(64,903)
Fund expense reimbursement revenue, net	(16,454)	(14,694)	(14,556)
Other adjustments(1)	(1,350)	—	—
Fee-Related Revenue	$416,259	$393,081	$365,540
____________
(1)Represents net revenue of noncontrolling interests in consolidated subsidiary
The following table shows reconciliations of Adjusted EBITDA to Fee-Related Earnings for the years ended December 31, 2025, 2024 and 2023, respectively:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Fee-Related Earnings
Adjusted EBITDA	$245,631	$213,844	$162,185
Less:
Incentive fees	(123,502)	(106,237)	(64,903)
Depreciation expense	(3,108)	(2,007)	(1,383)
Other non-operating expense	(4,496)	(2,355)	(2,130)
Realized investment income, net of amount attributable to noncontrolling interests in subsidiaries (1)	(8,385)	(6,676)	(3,103)
Plus:
Incentive fee-related compensation	76,068	66,445	44,181
Carried interest attributable to other noncontrolling interest holders, net	2,916	3,337	5,095
Fee-Related Earnings	$185,124	$166,351	$139,942
____________
(1)Investment income or loss is generally realized when the Company redeems all or a portion of its investment or when the Company receives or is due cash, such as a from dividends or distributions.
Liquidity and Capital Resources
We have historically financed our operations and working capital through net cash provided by operating activities and borrowings under our Term Loan Facility and Revolving Credit Facility (each as defined below). As of December 31, 2025, we had $242.1 million of cash and cash equivalents and available borrowing capacity of $50.0 million under our Revolving Credit Facility. In February 2026, we completed a prepayment of $65 million on our outstanding Term Loan Facility.
On November 18, 2025, we entered into an equity distribution agreement pursuant to which we may offer and sell up to $100.0 million in shares of our Class A common stock through an at-the-market (“ATM”) equity program. Also on November 18, 2025, we filed a prospectus supplement relating to the ATM equity sales program.
Our primary cash needs are to fund working capital requirements, invest in growing our business, make investments in GCM Funds, make scheduled principal payments and interest payments on our outstanding indebtedness, pay dividends to holders of our Class A common stock and pay tax distributions to members. Additionally, as a result of the Transaction, we need cash to make payments under the Tax Receivable Agreement. We expect that our cash flow from operations, current cash and cash equivalents, available borrowing capacity under our Revolving Credit Facility, and potential proceeds from the ATM equity sales program will be sufficient to fund our operations and planned capital expenditures and to service our debt obligations for the next twelve months and the foreseeable future.
We are required to maintain minimum net capital balances for regulatory purposes for certain of our foreign subsidiaries as well as our U.S. broker-dealer subsidiary. These net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of December 31, 2025 we are in compliance with these regulatory requirements.
Cash Flows

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net cash provided by operating activities	$183,539	$148,774	$92,065
Net cash used in investing activities	(26,508)	(31,834)	(18,840)
Net cash used in financing activities	(4,861)	(70,378)	(113,662)
Effect of exchange rate changes on cash	492	(1,462)	(372)
Net increase (decrease) in cash and cash equivalents	$152,662	$45,100	$(40,809)
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
Net cash provided by operating activities was $183.5 million and $148.8 million for the years ended December 31, 2025 and 2024, respectively. These operating cash flows were primarily driven by:
•net income of $194.9 million and $152.6 million for the years ended December 31, 2025 and 2024, respectively, after adjusting for $52.8 million and $116.0 million of net non-cash activities for the years ended December 31, 2025 and 2024, respectively;
•a decrease in working capital of $28.1 million during the year ended December 31, 2025, as compared to a decrease in working capital of $16.9 million during the year ended December 31, 2024, largely due to an increase in incentive fees earned and cash-based compensation during the year ended December 31, 2025; and
•proceeds received from investments of $16.8 million and $13.1 million for the years ended December 31, 2025 and 2024, respectively.
Net Cash Used in Investing Activities
Net cash used in investing activities was $(26.5) million and $(31.8) million for the years ended December 31, 2025 and 2024, respectively. These investing cash flows were driven by:
•purchases of premises and equipment of $(8.5) million and $(16.7) million during the years ended December 31, 2025 and 2024, respectively; and
•contributions/subscriptions to investments of $(34.7) million and $(26.2) million during the years ended December 31, 2025 and 2024, respectively; partially offset by
•distributions received from investments of $16.7 million and $11.1 million during the years ended December 31, 2025 and 2024, respectively.

Net Cash Used in Financing Activities
Net cash used in financing activities was $(4.9) million and $(70.4) million, for the years ended December 31, 2025 and 2024, respectively. These financing cash flows were driven by:
•capital contributions received from noncontrolling interest holders of $3.2 million and $1.9 million during the years ended December 31, 2025 and 2024, respectively;
•capital distributions paid to partners and member of $(82.2) million and $(69.6) million during the years ended December 31, 2025 and 2024, respectively;
•capital distributions paid to noncontrolling interest holders of $(14.9) million and $(12.4) million during the years ended December 31, 2025 and 2024 respectively;
•proceeds from the Term Loan Facility amendment of $50.0 million during the year ended December 31, 2024;
•principal payments on the Term Loan Facility of $(4.4) million and $(3.2) million during the years ended December 31, 2025 and 2024, respectively;
•payments to repurchase Class A common stock of $(30.7) million during the year ended December 31, 2025;
•proceeds from the exercise of warrants of $119.7 million during the year ended December 31, 2025;
•the settlement of equity-based compensation to satisfy withholding tax requirements of $(16.2) million and $(12.7) million during the years ended December 31, 2025 and 2024, respectively;
•proceeds from Share Purchase Agreement, net of $49.8 million during the year ended December 31, 2025;
•dividends paid of $(25.3) million and $(20.5) million during the years ended December 31, 2025 and 2024, respectively; and
•payments to related parties, pursuant to tax receivable agreement of $(3.8) million and $(3.2) million during the years ended December 31, 2025 and 2024, respectively.
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
As of December 31, 2025, GCMH had borrowings of $431.4 million outstanding under the Term Loan Facility and no outstanding balance under the Revolving Credit Facility. As of December 31, 2025, we had available borrowing capacity of $50.0 million under our Revolving Credit Facility.
See Note 13 of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a summary of our outstanding indebtedness.
The terms of the Company’s current debt instruments contain covenants that may restrict the Company and its subsidiaries from paying distributions to its members. As a holding company, we are dependent upon the ability of GCMH to make distributions to its members, including us. However, the ability of GCMH to make such distributions is subject to its operating results, cash requirements and financial condition, restrictive covenants in our debt instruments and applicable

Delaware law. These restrictions include restrictions on the payment of distributions whenever the payment of such distributions would cause GCMH to no longer be in compliance with any of its financial covenants under the Term Loan Facility. Absent an event of default under the Credit Agreement governing the terms of the Term Loan Facility, GCMH may make unlimited distributions when the Total Leverage Ratio (as defined in the Credit Agreement) is below stated thresholds. As of December 31, 2025, the Total Leverage Ratio was below 3.75x and the Company was in compliance with all financial covenants.
See Note 14 of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a summary of our interest rate derivatives to hedge interest rate risk related to the Company’s outstanding indebtedness. During the year ended December 31, 2025, the Company entered into swap agreements to hedge interest rate risk related to our debt. Effective on May 31, 2024, we entered into a swap agreement to hedge interest rate risk related to payments for the increase in aggregate principal amount of the Term Loan Facility that has a notional amount of $28.5 million and a fixed rate of 4.47%. On May 23, 2024, the Company entered into a forward-starting swap agreement to hedge interest rate risk related to payments during the extended maturity of the Term Loan Facility that has an effective date of February 2028, a notional amount of $317.0 million and a fixed rate of 4.17%.
In February 2026, the Company completed a prepayment of $65 million on our outstanding Term Loan Facility.
Dividend Policy
We are a holding company with no material assets other than our indirect ownership of equity interests in GCMH and certain deferred tax assets. As such, we do not have any independent means of generating revenue. However, management of GCM Grosvenor expects to cause GCMH to make distributions to its members, including us, in an amount at least sufficient to allow us to pay all applicable taxes, to make payments under the Tax Receivable Agreement, and to pay our corporate and other overhead expenses. On February 9, 2026, GCMG’s Board of Directors declared a quarterly dividend of $0.12 per share of Class A common stock to record holders as of the close of business on March 2, 2026. The payment date will be March 16, 2026. The payment of cash dividends on shares of our Class A common stock in the future, in this amount or otherwise, will be within the discretion of GCMG’s Board of Directors at such time.
Stock Repurchase Plan
On August 6, 2021, GCMG’s Board of Directors authorized a stock repurchase plan which may be used to repurchase our outstanding Class A common stock and, until November 17, 2025, warrants to purchase Class A common stock. Our Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions, including with employees or otherwise, pursuant to the requirements of Rule 10b5-1 and Rule 10b-18 of the Exchange Act, as well as to retire (by cash settlement or the payment of tax withholding amounts upon net settlement) equity-based awards granted under our 2020 Incentive Award Plan, as amended and restated (and any successor plan thereto), with the terms and conditions of these repurchases depending on legal requirements, price, market and economic conditions and other factors. We are not obligated under the terms of the program to repurchase any of our Class A common stock, the program has no expiration date and we may suspend or terminate the program at any time without prior notice. Any shares of Class A common stock repurchased as part of this program will be canceled. GCMG’s Board of Directors has made subsequent increases to its stock repurchase authorization for shares and, until November 17, 2025, warrants. As of December 31, 2024, the total authorization was $140 million, excluding fees and expenses. On February 6, 2025, GCMG’s Board of Directors increased the firm’s existing repurchase authorization by $50 million, from $140 million to $190 million. On August 4, 2025, GCMG’s Board of Directors further increased the firm’s existing repurchase authorization by $30 million, from $190 million to $220 million. On February 9, 2026, GCMG’s Board of Directors further increased the firm’s existing repurchase authorization by $35 million, from $220 million to $255 million.
In November 2025, the Company entered into an equity distribution agreement with Morgan Stanley & Co. LLC (the “Agent”) establishing an at-the-market (“ATM”) equity offering program. Under the terms of the agreement, the Company may offer and sell shares of its Class A common stock from time to time at prevailing market prices, and retains discretion with respect to the timing, amount and pricing of any sales, subject to the terms of the agreement. The Company did not issue any shares under the ATM equity offering program during the year ended December 31, 2025.
For the years ended December 31, 2025 and 2024, we spent $25.7 million and $33.2 million, respectively, to reduce Class A shares to be issued to employees, which reflects both RSUs that were settled in cash and shares retired in connection with the net share settlement of equity-based awards. For the year ended December 31, 2025 we spent $30.7 million to repurchase shares of Class A common stock. We did not repurchase any shares of Class A common stock for the year ended

December 31, 2024. For the years ended December 31, 2025 and 2024, we did not repurchase any outstanding warrants to purchase Class A common stock. As of December 31, 2025, $55.7 million remained available under our stock repurchase plan.
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
Tax Receivable Agreement
Exchanges of Grosvenor common units by limited partners of GCMH will result in increases in the tax basis in our share of the assets of GCMH and its subsidiaries that otherwise would not have been available. These increases in tax basis are expected to increase our depreciation and amortization deductions and create other tax benefits, and therefore may reduce the amount of tax that we would otherwise be required to pay in the future. The Tax Receivable Agreement requires us to pay 85% of the amount of these and certain other tax benefits, if any, that we realize (or are deemed to realize in certain circumstances) to the TRA Parties. As of December 31, 2025, the amount payable to related parties pursuant to the Tax Receivable Agreement was $54.6 million.
Contractual Obligations, Commitments and Contingencies
The following table represents our contractual obligations as of December 31, 2025, aggregated by type:

	Contractual Obligations
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	(in thousands)
Operating leases	$90,000	$6,127	$14,845	$12,637	$56,391
Debt obligations (1)	431,430	4,380	8,760	418,290	—
Interest on debt obligations (2)	109,796	26,867	52,985	29,944	—
Capital commitments to our investments (3)	140,621	140,621	—	—	—
Total	$771,847	$177,995	$76,590	$460,871	$56,391
____________
(1)Represents scheduled debt obligation payments under our Term Loan Facility.
(2)Represents interest to be paid on our debt obligations. The interest payments are calculated using the interest rate of 6.2% on our Term Loan Facility in effect as of December 31, 2025 and exclude the impact of interest rate hedges.
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
We analyze awards granted to recipients at the time they are granted or modified. Awards that are in substance a profit-sharing arrangement in which rights to distributions of profits are based fully on the discretion of the managing member of Holdings, Holdings II and Management LLC, are recorded as partnership interest-based compensation expense in the Consolidated Statements of Income (Loss) when Holdings, Holdings II and Management LLC makes distributions to the recipients. Awards that are in substance stock-based compensation are recorded as partnership interest-based compensation expense on a straight-line basis over the service period. Profit-sharing arrangements that contain a stated target payment are recognized as partnership interest-based compensation expense equal to the present value of expected future payments on a straight-line basis over the service period. Any such expense previously recorded is reversed if the target amount is canceled or forfeited or if the required service period is not provided. For the year ended December 31, 2025, the Company recorded approximately $46 million of partnership interest-based compensation. Changes to the existing awards granted to recipients, granting of new awards or fluctuation in distributions of profits could significantly impact expense recognized in future periods.
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
Investment returns are highly susceptible to market factors, judgments and actions of third parties that are outside of our control. Accordingly, performance fees are considered variable consideration and are therefore constrained and not recognized as revenue until it is probable that a significant reversal will not occur. In the event that a client redeems from one of the GCM Funds prior to the end of a measurement period, any accrued performance fee is ordinarily due and payable by such redeeming client as of the redemption date. For the year ended December 31, 2025, the Company recorded $68 million of performance fees. Performance fees can vary materially period to period based on actual investment returns and timing of redemptions.
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
Agreements generally include a clawback provision that, if triggered, would require us to return up to the cumulative amount of carried interest distributed, typically net of tax, upon liquidation of those funds, if the aggregate amount paid as carried interest exceeds the amount actually due based upon the aggregate performance of each fund. Accordingly, the amount of carried interest, typically net of tax, that we would be required to return if all remaining investments had no value as of the end of each reporting period is deferred at each reporting period. For the year ended December 31, 2025, the Company recorded $55 million of carried interest. Carried interest can vary materially period to period based on the judgments, market factors and actions of third parties discussed above.

Provision for Income Taxes
The Company is taxed as a corporation for U.S. federal and state income tax purposes. GCMH is treated as a partnership for U.S. federal income tax purposes. Prior to the Transaction, partners of GCMH were taxed on their allocable share of the Partnership’s earnings. Subsequent to the Transaction, GCMH Equityholders, as applicable, are taxed on their share of the Partnership’s earnings; therefore, the Company does not record a provision for U.S. federal income taxes on the GCMH Equityholders’ allocable share of the Partnership’s earnings.
We use the asset and liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the carrying value of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the statutory tax rates expected to be applied in the periods in which those temporary differences are settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period of the change. A valuation allowance is recorded on our net deferred tax assets when it is “more-likely-than not” that such assets will not be realized. When evaluating the realizability of our deferred tax assets, all evidence, both positive and negative, is evaluated. Items considered in this analysis include the ability to carry back losses, the reversal of temporary differences, tax planning strategies and expectations of future earnings. As of December 31, 2025, the Company has $56 million of net deferred tax assets. Changes in judgment regarding the realizability of the deferred tax assets or changes in corporate tax rates could significantly increase or decrease the carrying value of the assets.
The amount of tax benefit to be recognized is the amount of benefit that is “more-likely-than-not” to be sustained upon examination. We analyze our tax filing positions in the U.S. federal, state, local and foreign tax jurisdictions where we are required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, we determine that uncertainties in tax positions exist, a liability is established. We recognize interest and penalties related to unrecognized tax benefits, if any, within provision for income taxes in the Consolidated Statements of Income (Loss). Accrued interest and penalties, if any, would be included within accrued expenses and other liabilities in the Consolidated Statements of Financial Condition. As of December 31, 2025, the Company has $0.5 million in uncertain tax positions. Changes in judgment regarding the uncertainty of tax positions could result in liabilities.
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
Based on current projections, we anticipate having sufficient taxable income to utilize these tax attributes and receive corresponding tax deductions in future periods. As of December 31, 2025, the Tax Receivable Agreement results in a liability of $55 million. Significant changes in the projected liability resulting from the Tax Receivable Agreement may occur based on changes in anticipated future taxable income, changes in applicable tax rates or other changes in tax attributes that may occur and could affect the expected future tax benefits to be received by us.

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
•Incentive fees from our specialized funds and customized separate accounts are not materially affected by changes in the fair value of unrealized investments because they are based on realized gains and subject to achievement of performance criteria rather than on the fair value of the specialized fund’s or customized separate account’s assets prior to realization. We had $5.9 million of deferred incentive fee revenue on our Consolidated Statements of Financial Condition as of December 31, 2025. Minor decreases in underlying fair value would not affect the amount of deferred incentive fee revenue subject to clawback.
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
Interest Rate Risk
As of December 31, 2025, we had $431.4 million of borrowings outstanding under our Term Loan Facility. The Term Loan Facility accrues interest at 2.25% over Term SOFR, is subject to a 0.50% SOFR floor and has a maturity date of February 25, 2030, after we entered into Amendment No. 8 to the Credit Agreement as discussed in Note 13 in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K. For the year ended December 31, 2025, the weighted average interest rate for our Term Loan Facility was 6.50%.
Based on the floating rate component of our Term Loan Facility and excluding any impact of interest rate hedges as of December 31, 2025, we estimate that a 100 basis point increase in interest rates would result in increased interest expense of $4.3 million over the next 12 months.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of GCM Grosvenor Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of GCM Grosvenor Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income (loss), equity (deficit) and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2026 expressed an unqualified opinion thereon.

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

Other Investments Measured at Fair Value
Description of the Matter	As described in Notes 2 and 5 to the consolidated financial statements, the Company records its investments in subordinated notes of structured alternatives investment solutions at fair value under the fair value option. As of December 31, 2025, the Company determined the fair value of its investments in subordinated notes to be $19.5 million based on a discounted cash flow analysis using significant unobservable inputs. The significant inputs used in the Company’s fair value estimate included the discount rate, expected remaining term, expected deployment and realization timing of private investments, and expected total value to paid in capital of private assets.

Auditing the Company's fair value measurement of its investments in certain subordinated notes involved a high degree of subjectivity as the significant inputs used in the determination of fair value were based on assumptions about future market and economic conditions and could have a significant effect on the fair value measurement of these investments.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company's valuation processes to determine the fair value of the investments in certain subordinated notes. This included management's review controls over the assessment of the valuation methodology, significant inputs included in the fair value estimate, as well as management’s review of the completeness and accuracy of the data used in the estimate.

Our audit procedures included, among other procedures, evaluating the Company’s valuation methodology and significant inputs used to estimate the fair value of certain investments in subordinated notes and testing the mathematical accuracy of the valuation model. For example, we compared the prospective financial information used by management in determining the significant inputs described above to current market and economic trends and performed a sensitivity analysis of the significant inputs to evaluate the change in the fair value estimate that would result from changes in the inputs. We involved our valuation specialists to assist in our evaluation of the valuation methodology and significant inputs used in the fair value estimate. We also evaluated subsequent events and transactions and considered whether they corroborate or contradict the Company's fair value measurement as of December 31, 2025.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

Chicago, Illinois
February 19, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of GCM Grosvenor Inc.

Opinion on Internal Control Over Financial Reporting

We have audited GCM Grosvenor Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, GCM Grosvenor Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income (loss), equity (deficit) and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 19, 2026, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chicago, Illinois
February 19, 2026

GCM Grosvenor Inc.
Consolidated Statements of Financial Condition
(In thousands, except share and per share amounts)

	As of December 31,
	2025	2024
Assets
Cash and cash equivalents	$242,116	$89,454
Management fees receivable	23,937	28,387
Incentive fees receivable	73,860	58,346
Due from related parties	14,606	12,681
Investments	275,313	257,807
Premises and equipment, net	29,888	22,683
Lease right-of-use assets	40,016	41,146
Intangible assets, net	—	1,314
Goodwill	28,959	28,959
Deferred tax assets, net	56,711	51,160
Other assets	28,356	20,794
Total assets	813,762	612,731
Liabilities and Equity (Deficit)
Accrued compensation and employee related obligations	108,146	112,519
Debt	428,435	432,039
Payable to related parties pursuant to the tax receivable agreement	54,636	51,429
Lease liabilities	51,794	53,876
Warrant liabilities	—	22,510
Accrued expenses and other liabilities	43,319	30,697
Total liabilities	686,330	703,070
Commitments and contingencies (Note 16)

Preferred stock, $0.0001 par value, 100,000,000 shares authorized; none issued	—	—
Class A common stock, $0.0001 par value, 700,000,000 authorized; 60,721,681 and 44,899,246 issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	6	4
Class B common stock, $0.0001 par value, 500,000,000 authorized; none issued	—	—
Class C common stock, $0.0001 par value, 300,000,000 authorized; 141,665,831 and 144,235,246 issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	14	14
Additional paid-in capital	44,004	5,752
Accumulated other comprehensive income (loss)	(770)	1,650
Retained earnings	(16,262)	(35,040)
Total GCM Grosvenor Inc. equity (deficit)	26,992	(27,620)
Noncontrolling interests in subsidiaries	44,006	52,233
Noncontrolling interests in GCMH	56,434	(114,952)
Total equity (deficit)	127,432	(90,339)
Total liabilities and equity (deficit)	$813,762	$612,731
See accompanying notes to Consolidated Financial Statements.

GCM Grosvenor Inc.
Consolidated Statements of Income (Loss)
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues
Management fees	$425,792	$401,648	$375,444
Incentive fees	123,502	106,237	64,903
Other operating income	8,271	6,127	4,652
Total operating revenues	557,565	514,012	444,999
Expenses
Employee compensation and benefits	319,332	336,236	356,044
General, administrative and other	104,779	104,296	100,801
Total operating expenses	424,111	440,532	456,845
Operating income (loss)	133,454	73,480	(11,846)
Investment income	16,258	15,589	11,640
Interest expense	(22,789)	(24,160)	(23,745)
Other income	6,283	1,334	1,008
Change in fair value of warrant liabilities	21,737	(16,079)	1,429
Net other income (expense)	21,489	(23,316)	(9,668)
Income (loss) before income taxes	154,943	50,164	(21,514)
Provision for income taxes	12,903	13,560	7,692
Net income (loss)	142,040	36,604	(29,206)
Less: Net income attributable to noncontrolling interests in subsidiaries	3,511	2,545	5,033
Less: Net income (loss) attributable to noncontrolling interests in GCMH	93,158	15,364	(47,013)
Net income attributable to GCM Grosvenor Inc.	$45,371	$18,695	$12,774

Earnings (loss) per share of Class A common stock:
Basic	$0.87	$0.42	$0.30
Diluted	$0.42	$0.03	$(0.28)
Weighted average shares of Class A common stock outstanding :
Basic	51,955,627	44,741,336	43,198,517
Diluted	197,288,510	190,590,041	187,433,763
See accompanying notes to Consolidated Financial Statements.

GCM Grosvenor Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$142,040	$36,604	$(29,206)
Other comprehensive income (loss), net of tax:
Net change in cash flow hedges	(13,673)	(3,464)	(7,324)
Foreign currency translation adjustment	749	(1,236)	(352)
Total other comprehensive loss	(12,924)	(4,700)	(7,676)
Comprehensive income (loss) before noncontrolling interests	129,116	31,904	(36,882)
Less: Comprehensive income attributable to noncontrolling interests in subsidiaries	3,511	2,545	5,033
Less: Comprehensive income (loss) attributable to noncontrolling interests in GCMH	82,654	11,644	(53,223)
Comprehensive income attributable to GCM Grosvenor Inc.	$42,951	$17,715	$11,308
See accompanying notes to Consolidated Financial Statements.

GCM Grosvenor Inc.
Consolidated Statements of Equity (Deficit)
(In thousands)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Noncontrolling Interest in GCMH	Total Equity (Deficit)
Balance at December 31, 2022	$4	$14	$—	$(23,934)	$4,096	$67,900	$(142,086)	$(94,006)

Capital contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	2,255	—	2,255
Capital distributions paid to noncontrolling interests in subsidiaries	—	—	—	—	—	(15,431)	—	(15,431)
Repurchase of Class A common stock	—	—	(1,003)	—	—	—	(3,475)	(4,478)
Settlement of equity-based compensation in satisfaction of withholding tax requirements	—	—	(2,307)	—	—	—	(7,912)	(10,219)
Partners’ distributions	—	—	—	—	—	—	(58,278)	(58,278)
Deemed contributions	—	—	—	—	—	—	103,934	103,934
Net change in cash flow hedges	—	—	—	—	(1,387)	—	(5,937)	(7,324)
Translation adjustment	—	—	—	—	(79)	—	(273)	(352)
Equity-based compensation, equity-classified awards	—	—	4,862	—	—	—	16,744	21,606
Declared dividends	—	—	—	(20,114)	—	—	—	(20,114)
Deferred tax and other tax adjustments			384	—		—	—	384
Equity reallocation between controlling and non-controlling interests	—	—	—	(944)	—	—	944	—
Net income (loss)	—	—	—	12,774	—	5,033	(47,013)	(29,206)
Balance at December 31, 2023	$4	$14	$1,936	$(32,218)	$2,630	$59,757	$(143,352)	$(111,229)

See accompanying notes to Consolidated Financial Statements.

GCM Grosvenor Inc.
Consolidated Statements of Equity (Deficit) — (Continued)
(In thousands)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Noncontrolling Interest in GCMH	Total Equity (Deficit)
Balance at December 31, 2023	$4	$14	$1,936	$(32,218)	$2,630	$59,757	$(143,352)	$(111,229)

Capital contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	1,869	—	1,869
Capital distributions paid to noncontrolling interests in subsidiaries	—	—	—	—	—	(11,938)	—	(11,938)
Settlement of equity-based compensation in satisfaction of withholding tax requirements	—	—	(2,967)	—	—	—	(9,780)	(12,747)
Partners’ distributions	—	—	—	—	—		(69,627)	(69,627)
Deemed contributions	—	—	—	—	—	—	72,068	72,068
Net change in cash flow hedges	—	—	—	—	(693)	—	(2,771)	(3,464)
Translation adjustment	—	—	—	—	(287)	—	(949)	(1,236)
Equity-based compensation, equity-classified awards	—	—	7,275	—	—	—	24,091	31,366
Declared dividends	—	—	—	(21,513)	—	—	—	(21,513)
Deferred tax and other tax adjustments	—	—	(492)	—	—	—	—	(492)
Equity reallocation between controlling and non-controlling interests	—	—	—	(4)	—	—	4	—
Net income (loss)	—	—	—	18,695	—	2,545	15,364	36,604
Balance at December 31, 2024	$4	$14	$5,752	$(35,040)	$1,650	$52,233	$(114,952)	$(90,339)

See accompanying notes to Consolidated Financial Statements.

GCM Grosvenor Inc.
Consolidated Statements of Equity (Deficit) — (Continued)
(In thousands)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Noncontrolling Interests in GCMH	Total Equity (Deficit)
Balance at December 31, 2024	$4	$14	$5,752	$(35,040)	$1,650	$52,233	$(114,952)	$(90,339)

Capital contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	3,153	—	3,153
Capital distributions paid to noncontrolling interests in subsidiaries	—	—	—	—	—	(14,891)	—	(14,891)
Issuance of Class A common stock due to exercised warrants	1	—	33,318	—	—	—	87,175	120,494
Repurchase of Class A common stock	—	—	(8,692)	—	—	—	(21,965)	(30,657)
Settlement of equity-based compensation in satisfaction of withholding tax requirements	—	—	(4,198)	—	—	—	(12,050)	(16,248)
Partners’ distributions	—	—	—	—	—	—	(82,249)	(82,249)
Deemed contributions	—	—	—	—	—	—	46,181	46,181
Proceeds from Share Purchase Agreement, net	1	—	12,634	—	—	—	37,197	49,832
Exchange of Partnership units for Class A common stock	—	—	(1,419)	—	—	—	1,419	—
Net change in cash flow hedges	—	—	—	—	(2,581)	—	(11,092)	(13,673)
Translation adjustment	—	—	—	—	161	—	588	749
Equity-based compensation, equity-classified awards	—	—	10,254	—	—	—	30,147	40,401
Declared dividends	—	—	—	(26,593)	—	—	—	(26,593)
Deferred tax and other tax adjustments	—	—	(768)	—	—	—	—	(768)
Equity reallocation between controlling and non-controlling interests	—	—	(2,877)	—	—	—	2,877	—
Net income (loss)	—	—	—	45,371	—	3,511	93,158	142,040
Balance at December 31, 2025	$6	$14	$44,004	$(16,262)	$(770)	$44,006	$56,434	$127,432

See accompanying notes to Consolidated Financial Statements.

GCM Grosvenor Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income (loss)	$142,040	$36,604	$(29,206)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	4,422	3,320	2,696
Equity-based compensation, equity-classified awards	40,401	31,366	21,606
Deferred income tax expense	4,078	7,761	2,826
Other non-cash compensation	448	558	1,157
Partnership interest-based compensation	46,181	72,068	103,934
Amortization of debt issuance costs	776	902	1,100
Amortization of terminated swap	(7,583)	(7,604)	(6,703)
Loss on extinguishment of debt	—	157	—
Change in fair value of warrants liabilities	(21,737)	16,079	(1,429)
Change in payable to related parties pursuant to tax receivable agreement	(1,787)	859	1,583
Proceeds received from investments	16,763	13,089	10,485
Non-cash investment income	(16,258)	(15,589)	(11,640)
Non-cash lease expense	3,803	5,589	6,911
Other	97	519	513
Change in assets and liabilities:
Management fees receivable	4,559	(3,438)	(6,207)
Incentive fees receivable	(15,514)	(30,975)	(10,893)
Due from related parties	(1,919)	900	(462)
Other assets	(7,520)	(3,500)	2,344
Accrued compensation and employee related obligations	(6,351)	13,170	8,222
Lease liabilities	(4,789)	4,221	(7,022)
Accrued expenses and other liabilities	3,429	2,718	2,250
Net cash provided by operating activities	183,539	148,774	92,065
Cash flows from investing activities
Purchases of premises and equipment	(8,497)	(16,729)	(3,763)
Contributions/subscriptions to investments	(34,676)	(26,241)	(27,635)
Distributions from investments	16,665	11,136	12,558
Net cash used in investing activities	(26,508)	(31,834)	(18,840)
Cash flows from financing activities
Capital contributions received from noncontrolling interest	3,153	1,869	2,255
Capital distributions paid to partners and member	(82,249)	(69,627)	(58,278)
Capital distributions paid to the noncontrolling interest	(14,891)	(12,389)	(15,431)
Proceeds from senior loan issuance	—	50,000	—
Principal payments on senior loan	(4,380)	(3,190)	(4,000)
Debt issuance costs	—	(556)	—
Payments to repurchase Class A common stock	(30,657)	—	(4,478)
Proceeds from exercise of warrants	119,719	—	—
Settlement of equity-based compensation in satisfaction of withholding tax requirements	(16,248)	(12,747)	(10,219)
Proceeds from Share Purchase Agreement, net	49,832	—	—
Dividends paid	(25,343)	(20,549)	(20,321)
Payments to related parties, pursuant to tax receivable agreement	(3,797)	(3,189)	(3,190)
Net cash used in financing activities	(4,861)	(70,378)	(113,662)
Effect of exchange rate changes on cash	492	(1,462)	(372)
Net increase (decrease) in cash and cash equivalents	$152,662	$45,100	$(40,809)
Cash and cash equivalents
Beginning of year	89,454	44,354	85,163
End of year	$242,116	$89,454	$44,354

GCM Grosvenor Inc.
Consolidated Statements of Cash Flows — (Continued)
(In thousands)

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$28,613	$32,266	$30,025
Cash paid during the year for income taxes, net	$6,498	$5,016	$3,446
Supplemental disclosure of cash flow information from operating activities
Non-cash right-of-use assets obtained in exchange for new and amended operating leases	$2,967	$9,075	$34,116
Non-cash adjustment to operating lease right-of-use assets from lease modification	$(444)	$(790)	$(836)
Supplemental disclosure of cash flow information from investing activities
Non-cash premises and equipment additions in accrued expenses and other liabilities	$1,835	$781	$693
Supplemental disclosure of non-cash information from financing activities
Deemed contributions from GCMH Equityholders	$46,181	$72,068	$103,934
Establishment of deferred tax assets, net related to non-cash activities	$(768)	$(492)	$384
Non-cash change in payable to related parties pursuant to tax receivable agreement	$7,004	$859	$1,583
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
GCMG was incorporated on July 27, 2020 under the laws of the State of Delaware for the purpose of consummating the Transaction as described below and merging with CF Finance Acquisition Corp. (“CFAC”), which was incorporated on July 9, 2014 under the laws of the State of Delaware. GCMG owns all of the equity interests of GCM Grosvenor Holdings, LLC (“IntermediateCo”), formerly known as CF Finance Intermediate Acquisition, LLC until November 18, 2020, which is the general partner of GCMH subsequent to the Transaction. GCMG’s ownership (through IntermediateCo) of GCMH as of December 31, 2025 and December 31, 2024 was approximately 30.0% and 23.7%, respectively.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and short-term, highly liquid money market funds with original maturities of three months or less. In circumstances when Federal Deposit Insurance Corporation insured limits are exceeded, the risk of default depends on the creditworthiness of the counterparties to each of these transactions. Interest earned on cash and cash equivalents of $5.0 million, $2.7 million and $2.0 million during the years ended December 31, 2025, 2024 and 2023, respectively, is recorded within other income (expense) in the Consolidated Statements of Income (Loss). As of December 31, 2025 and 2024, the Company held $21.1 million and $18.5 million, respectively, of foreign cash included within cash and cash equivalents in the Consolidated Statements of Financial Condition.
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

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

Management Fees and Incentive Fees Receivables
Management fees and incentive fees receivables are equal to contractual amounts reduced for allowances, including expected credit losses, if applicable. The Company considers fees receivable to be fully collectible; accordingly, minimal allowance for credit losses has been established as of December 31, 2025 and 2024. The Company’s management fees and incentive fees receivables are predominantly with its investments funds, which have low risk of credit loss based on the Company’s historical experience. Historical experience may be adjusted for current conditions and forecasts, including the Company’s expectation of near-term realizations. Allowances are charged directly to general, administrative and other in the Consolidated Statements of Income (Loss).
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
The Company holds an investment in an unconsolidated entity, which is accounted for using the equity method of accounting. The investment is recognized at cost, adjusted for the Company’s share of the entity’s net income or loss, less any distributions or dividends received by the Company and any impairment of the investment. The Company records its share of capital contributions to and distributions from its investment within investments in the Consolidated Statements of Financial Condition during the three-month lag period. The Company records its proportionate share of net income or loss from the investment as investment income on the Consolidated Statements of Income (Loss) on a one quarter lag. To the extent that management is aware of material events that affect its investment during the intervening period, the impact of the events would be disclosed in the notes to the Consolidated Financial Statements.
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
Premises and Equipment
Premises and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets ranging from three to twelve years. Leasehold improvements are amortized over the shorter of their estimated useful lives or lease terms. See Note 10 for additional information regarding the Company’s premises and equipment.
Leases
The Company’s leases primarily consist of operating lease agreements for office space in various countries around the world, including for its headquarters in Chicago, Illinois. The Company accounts for its right of use (“ROU”) assets and lease liabilities under Accounting Standards Codification (“ASC”) 842, Leases. ROU assets and lease liabilities are recorded on the Consolidated Statements of Financial Condition for all operating leases with initial terms exceeding one year. Lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s remaining minimum lease obligations. The Company made a permitted accounting policy election not to apply the ROU model to short-term leases, which are defined as leases with initial terms of one year or less.
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
Intangible Assets and Goodwill
Finite-lived intangible assets primarily consist of investment management contracts, customer relationships, technology and trade name. These assets were amortized on a straight-line basis over their respective useful lives, ranging from 2 to 12 years. Intangible assets are reviewed for impairment whenever events or changes in circumstances suggest that the asset’s carrying value may not be recoverable. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of the asset, is recognized if the sum of the estimated undiscounted cash flows relating to the asset is less than the corresponding carrying value. The Company has not recognized any impairment in any of the periods presented. All intangible assets have been fully amortized as of December 31, 2025.

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
The Company performed an annual assessment of its goodwill on October 1, 2025 and 2024 and did not identify any impairment.
Public and Private Warrants
The Company evaluated the public and private warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified as equity (deficit) in the Consolidated Statements of Financial Condition. Specifically, the exercise of the public and private warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of the Company’s Class A shareholders. Because such a tender offer may not result in a change in control and trigger cash settlement and the Company does not control the occurrence of such event, the Company concluded that the public warrants and private warrants do not meet the conditions to be classified as equity (deficit) in the Consolidated Statements of Financial Condition. Since the public and private warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities in the Consolidated Statements of Financial Condition at fair value upon the closing of the Transaction in accordance with ASC 820, Fair Value Measurement, with subsequent changes in their respective fair values recorded in the change in fair value of warrant liabilities in the Consolidated Statements of Income (Loss) at each reporting date. There are no public or private warrants outstanding as of December 31, 2025.
Noncontrolling Interests
Noncontrolling interests (“NCI”) reflect the portion of income or loss and the corresponding equity attributable to third-party equity holders in certain consolidated subsidiaries that are not wholly owned by the Company in the Consolidated Financial Statements. Noncontrolling interests is presented as a separate component of equity (deficit) in the Consolidated Statements of Financial Condition. Net income attributable to GCM Grosvenor Inc., as reported on the Consolidated Statements of Income (Loss), presents net income net of the portion attributable to holders of non-controlling interest. Partnership interest-based compensation is 100% allocated to noncontrolling interest. Profits and losses, other than partnership interest-based compensation, are allocated to noncontrolling interest in proportion to their relative ownership interests.
Revenue Recognition
Contracts which earn the Company management fees and incentive fees are evaluated under ASC 606, Revenue from Contracts with Customers, for the services further described below. Under ASC 606, the Company is required to (a) identify the contract(s) with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract, and (e) recognize revenue when (or as) the Company satisfies its performance obligation.
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
Certain agreements contain a requirement to return management fees for commitments left unfunded at the termination of the GCM Fund’s life. As of December 31, 2025 and December 31, 2024, deferred revenue of $4.2 million and $3.7 million, respectively, relating to the portion of the fees collected that the Company views as probable of being returned based on the Company’s investing experience, was recorded within accrued expenses and other liabilities in the Consolidated Statements of Financial Condition.
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
Agreements generally include a clawback provision that, if triggered, would require the Company to return up to the cumulative amount of carried interest distributed, typically net of tax, upon liquidation of those funds, if the aggregate amount paid as carried interest exceeds the amount actually due based upon the aggregate performance of each fund. Accordingly, the amount of carried interest, typically net of tax, that the Company would be required to return if all remaining investments had no value as of the end of each reporting period is deferred at each reporting period. As of December 31, 2025 and December 31, 2024, deferred revenue relating to constrained realized carried interest of $5.9 million and $6.0 million respectively, was recorded within accrued expenses and other liabilities in the Consolidated Statements of Financial Condition.
Other Operating Income
Other operating income primarily consists of administrative fees from certain private investment vehicles for which the Company performs a full suite of administrative functions, but for which the Company does not manage or advise. The Company satisfies its performance obligations for administrative fees over time as the services are rendered and the customer simultaneously receives and consumes the benefits of the services as they are performed, using the same time-based measure of progress towards completion. Other operating income also includes placement fees earned where the Company raised capital for certain investment vehicles. These fees are recognized upon the successful placement and funding of the related securities.

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
Management and incentive fee revenue in the Consolidated Statements of Income (Loss) is recorded on a gross basis. Expenses pursuant to the revenue sharing arrangements in connection with these distribution agreements of $4.8 million, $5.5 million and $5.5 million for the years ended December 31, 2025, 2024 and 2023, respectively, were recorded within general, administrative and other in the Consolidated Statements of Income (Loss).
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
Carried Interest Compensation
Certain employees and former employees are entitled to a portion of the carried interest realized from certain GCM Funds, which generally vest over a multi-year period and are payable upon a realization of the carried interest. Accordingly, carried interest resulting from a realization event gives rise to the incurrence of an obligation. Amounts payable under these arrangements are recorded within employee compensation and benefits in the Consolidated Statements of Income (Loss) when they become probable and reasonably estimable.
For certain GCM Funds, realized carried interest is subject to clawback. Although the Company defers the portion of realized carried interest not meeting the criteria for revenue recognition, accruing an expense for amounts due to employees and former employees is based upon when it becomes probable and reasonably estimable that carried interest has been earned and therefore a liability has been incurred. As a result, the recording of an accrual for amounts due to employees and former employees generally precedes the recognition of the related carried interest revenue. The Company withholds a portion of the amounts due to employees and former employees as a reserve against contingent repayments to the GCM Funds. As of December 31, 2025 and 2024, an accrual of $7.6 million and $10.6 million, respectively, relating to amounts withheld was recorded within accrued compensation and employee related obligations in the Consolidated Statements of Financial Condition.
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
The Company analyzes awards granted to Recipients at the time they are granted or modified. Awards that are in substance a profit-sharing arrangement in which rights to distributions of profits are based fully on the discretion of the managing member of Holdings, Holdings II and Management LLC, are recorded within employee compensation and benefits in the Consolidated Statements of Income (Loss) when Holdings, Holdings II or Management LLC makes distributions to the Recipients. Awards that are in substance stock-based compensation are recorded within employee compensation and benefits in the Consolidated Statements of Income (Loss) on a straight-line basis over the service period based on the grant date fair value of the equity awards. Profit-sharing arrangements that contain a stated target payment are recognized as partnership interest-based compensation expense equal to the present value of expected future payments on a straight-line basis over the service period. Any such expense previously recorded is reversed if the target amount is canceled or forfeited or if the required service period is not provided.
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
GCMH is treated as a partnership for U.S. federal income tax purposes, and is subject to various state and local taxes. GCMH Equityholders, as applicable, are taxed individually on their share of the earnings; therefore, the Company does not record a provision for U.S. federal income taxes on the GCMH Equityholders’ share of the earnings. The Company is subject to U.S. federal, applicable state corporate and foreign income taxes, including with respect to its allocable share of any taxable income of GCMH.
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
Recently Issued Accounting Standards
Recently Issued Accounting Standards - Adopted in Current Reporting Period
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires enhanced income tax disclosures including disclosures of specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold, additional disclosures about income taxes paid, and disclosure of pre-tax income or loss from continuing operations disaggregated between domestic and foreign income or loss. This guidance is effective for public business entities for fiscal years beginning after December 15, 2024. The Company adopted this standard on December 31, 2025 on a retrospective basis and implemented the applicable disclosure requirements for the year ended December 31, 2025. Adoption of ASU 2023-09 did not have an impact on the Consolidated Statements of Financial Condition, Consolidated Statements of Comprehensive Income (Loss), or Consolidated Statements of Cash Flows. Refer to Note 18 to our Consolidated Financial Statements for related disclosures.
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
In December 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. ASU 2025-09 clarifies certain aspects of the hedge accounting guidance and addresses incremental issues that emerged following ASU 2017-12 and the global reference rate reform initiative, with the objective of more closely aligning

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

hedge accounting with the economics of an entity’s risk management activities. The amendments include updates related to assessing similar risk exposure for cash flow hedge groups, hedging variable interest payments on choose-your-rate debt structures, hedging components of nonfinancial forecasted transactions, the use of certain net written option strategies, and the accounting for foreign-currency-denominated debt in dual hedging relationships. ASU 2025-09 is effective for fiscal years beginning after December 15, 2026, and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-09.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU 2025-11 clarifies the applicability and organization of interim reporting disclosure requirements and introduces a disclosure principle requiring entities to disclose events occurring since the end of the most recent annual reporting period that have a material impact on the entity, with the objective of improving the consistency and clarity of interim financial reporting. The amendments also provide a comprehensive list of disclosures required in interim financial statements prepared in accordance with U.S. GAAP but do not change the fundamental nature of interim reporting or expand existing disclosure requirements. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.
3. Revenues
For the years ended December 31, 2025, 2024 and 2023, management fees and incentive fees consisted of the following:

	Year Ended December 31,
Management fees	2025	2024	2023
Management fees, net	$407,978	$386,954	$360,888
Fund expense reimbursement revenue	17,814	14,694	14,556
Total management fees	$425,792	$401,648	$375,444

	Year Ended December 31,
Incentive fees	2025	2024	2023
Performance fees	$68,245	$55,323	$15,313
Carried interest	55,257	50,914	49,590
Total incentive fees	$123,502	$106,237	$64,903
The Company recognized revenues during the years ended December 31, 2025, 2024 and 2023 of $0.9 million, $1.2 million and $0.5 million, respectively, that were previously received and deferred at the beginning of the respective periods.
4. Investments
Investments consist of the following:

	As of December 31,
	2025	2024
Equity method investments	$255,740	$245,567
Other investments	19,573	12,240
Total investments	$275,313	$257,807
As of December 31, 2025 and 2024, the Company held investments of $275.3 million and $257.8 million, respectively, of which $40.5 million and $49.0 million were owned by noncontrolling interest holders, respectively. Future net income (loss) and cash flow from investments held by noncontrolling interest holders will not be attributable to the Company.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share amounts and where otherwise noted)

Equity Method Investments
The summarized financial information of the Company’s equity method investments is as follows:

	As of December 31,
	2025	2024
Total assets	$51,402,892	$46,382,280
Total liabilities	$2,295,655	$1,771,980
Total equity	$49,107,237	$44,610,300

	Year Ended December 31,
	2025	2024	2023
Investment income	$234,102	$243,222	$187,989
Expenses	460,021	395,748	347,320
Net investment loss	(225,919)	(152,526)	(159,331)
Net realized and unrealized gain	3,947,156	2,737,015	1,831,634
Net income	$3,721,237	$2,584,489	$1,672,303

On February 28, 2025, the Company closed a joint venture, Grove Lane Partners LLC (“Grove Lane”), a premier distribution platform to broaden individual investor access to alternative investments. Upon closing, the Company made a total capital commitment of $15.0 million in exchange for 49% interest in Grove Lane, which is accounted for using the equity method of accounting. Under the terms of the joint venture agreement, the Company maintains the right, but not the obligation, to purchase the remaining 51% interest at a future date based on an agreed upon future value. As of December 31, 2025, the Company has funded $3.5 million of its capital commitment.
The Company evaluates each of its equity method investments, individually and in aggregate, to determine if any were significant as defined by the SEC.
As of December 31, 2025 and 2024, no individual equity method investment held by the Company met the significance criteria. As such, the Company is not required to present separate financial statements for any of its equity method investments.
Other Investments
See Note 5 for fair value disclosures of certain investments held within other investments. The Company also holds $0.1 million and $0.2 million of other investments not held at fair value held within other investments as of December 31, 2025 and 2024, respectively.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share amounts and where otherwise noted)
5. Fair Value Measurements
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis and level of inputs used for such measurements as of December 31, 2025 and 2024:

	Fair Value as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$202,553	$—	$—	$202,553
Other investments	—	—	19,462	19,462
Total assets	$202,553	$—	$19,462	$222,015

Liabilities
Interest rate derivatives	$—	$10,694	$—	$10,694
Total liabilities	$—	$10,694	$—	$10,694

	Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$43,804	$—	$—	$43,804
Other investments	—	—	11,993	11,993
Total assets	$43,804	$—	$11,993	$55,797

Liabilities
Public warrants	$21,149	$—	$—	$21,149
Private warrants	—	—	1,361	1,361
Interest rate derivatives	—	3,532	—	3,532
Total liabilities	$21,149	$3,532	$1,361	$26,042
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
Other Investments
Investments in the subordinated notes of structured alternatives investment solutions are not publicly traded and are classified as Level 3. Management determines the fair value of these other investments using a discounted cash flow analysis (“Cash Flow Analysis”), which includes assumptions regarding the expected deployment and realization timing of private investments. These positions were classified as Level 3 as of December 31, 2025 and 2024 because of the use of significant unobservable inputs in the Cash Flow Analysis as follows:

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share amounts and where otherwise noted)

	December 31, 2025		December 31, 2024			Impact to Valuation from an Increase in Input(2)
Significant Unobservable Inputs(1)	Range	Weighted Average	Range	Weighted Average
Discount rate(3)	25.3% - 30.8%	26.9%	25.8% - 27.8%	26.8%		Decrease
Expected remaining term (years)	4 – 11	N/A	8 – 12	N/A		Decrease
Expected total value to paid in capital – private assets(4)	1.44x – 2.18x	1.78x	1.55x – 2.13x	1.87x	[5]	Increase
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
The resulting fair values of $19.5 million and $12.0 million were recorded within investments in the Consolidated Statements of Financial Condition as of December 31, 2025 and 2024, respectively.
The following table presents changes in Level 3 assets measured at fair value for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
Balance at beginning of period	$11,993	$11,192
Purchases	3,601	—
Change in fair value	3,868	801
Balance at end of period	$19,462	$11,993
Public Warrants
All outstanding public warrants were exercised or expired unexercised during the year ended December 31, 2025. Prior to exercise, the public warrants were valued using quoted market prices on the Nasdaq Stock Market LLC under the ticker GCMGW. See Note 8 for additional information regarding the warrant activity.
Private Warrants
All outstanding private warrants were exercised during the year ended December 31, 2025. Prior to exercise, the private warrants were classified as Level 3 as of December 31, 2024 because of the use of significant unobservable inputs in the valuation, however the overall private warrant valuation and change in fair value are not material to the Consolidated Financial Statements.
The valuations for the private warrants were determined to be $1.51 per unit as of December 31 2024. The resulting fair value of $1.4 million was recorded within warrant liabilities in the Consolidated Statements of Financial Condition as of December 31, 2024. As no private warrants remained outstanding as of December 31, 2025, no liability was recorded. See Note 8 for additional information regarding the warrant activity.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share amounts and where otherwise noted)

The following table presents changes in Level 3 liabilities measured at fair value for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Balance at beginning of period	$1,361	$389
Exercise of warrants	(81)	—
Change in fair value	(1,280)	972
Balance at end of period	$—	$1,361
6. Intangible Assets
Intangible assets, net consist of the following:

	As of December 31, 2025
	Gross carrying amount	Accumulated amortization	Net carrying amount
Subject to amortization:
Investment management contracts	$36,190	$(36,190)	$—
Customer relationships	23,518	(23,518)	—
Technology	2,030	(2,030)	—
Other	620	(620)	—
	$62,358	$(62,358)	$—

	As of December 31, 2024
	Gross carrying amount	Accumulated amortization	Net carrying amount
Subject to amortization:
Investment management contracts	$36,190	$(36,190)	$—
Customer relationships	23,518	(22,204)	1,314
Technology	2,030	(2,030)	—
Other	620	(620)	—
	$62,358	$(61,044)	$1,314
Amortization expense related to intangible assets of $1.3 million, $1.3 million and $1.3 million was recognized for the years ended December 31, 2025, 2024 and 2023, respectively.
There is no future amortization expense relating to intangible assets, as of December 31, 2025.
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

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share amounts and where otherwise noted)
Preferred Stock
The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.0001 per share. Voting and other rights and preferences may be determined from time to time by the Company’s Board of Directors. As of December 31, 2025 and 2024, there were no shares of preferred stock issued or outstanding.
Class A Common Stock
Holders of Class A common stock are entitled to one vote for each share on all matters submitted to the stockholders for their vote or approval. Additionally, holders of shares of Class A common stock are entitled to receive dividends as and if declared by the Board of Directors out of legally available funds.
Class B Common Stock
Holders of Class B common stock are not entitled to any votes on any matter that is submitted to a vote by the Company’s stockholders, except as required by Delaware law. Delaware law would permit holders of Class B common stock to vote, with one vote per share, on a matter if it were to (i) change the par value of the Class B common stock or (ii) amend the Charter to alter the powers, preferences, or special rights of the Class B common stock as a whole in a way that would adversely affect the holders of Class B common stock. Holders of shares of Class B common stock are entitled to receive dividends as and if declared by the Board of Directors out of legally available funds. As of December 31, 2025 and 2024, there were no shares of Class B comm stock issued or outstanding.
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
Shares of Class C common stock are cancelled upon a sale or transfer of Class A common stock received as a result of any redemption or exchange of GCMH common units outstanding to any person that is not the Chairman of the Board and Chief Executive Officer of the Company or GCMH Equityholders (or affiliate or owner) as of November 17, 2020. Additionally, shares of Class C common stock are cancelled if there is a redemption or exchange of a common unit for cash.
The GCMH Equityholders may from time to time cause GCMH to redeem any or all of their GCMH common units in exchange, at the Company’s election, for either cash (based on the market price for a share of the Class A common stock) or shares of Class A common stock.
Shares of Class A common stock, Class B common stock and Class C common stock are not subject to any conversion right.
Shares of Common Stock Outstanding
The following table shows a rollforward of the common stock outstanding for the years ended December 31, 2025, 2024 and 2023:

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share amounts and where otherwise noted)

	Class A common stock	Class B common stock	Class C common stock
December 31, 2022	41,806,215	—	144,235,246
Net shares delivered for vested RSUs	1,746,537	—	—
Repurchase of Class A shares	(564,189)	—	—
December 31, 2023	42,988,563	—	144,235,246
Net shares delivered for vested RSUs	1,910,683	—	—
December 31, 2024	44,899,246	—	144,235,246
Exercise of warrants	10,417,322	—	—
Issuance of Class A common stock	3,752,965	—	—
Net shares delivered for vested RSUs	1,841,458	—	—
Exchange of Partnership units for Class A common stock and cancellation of Class C common stock	2,569,415	—	(2,569,415)
Repurchase of Class A shares	(2,758,725)	—	—
December 31, 2025	60,721,681	—	141,665,831
During the year ended December 31, 2025, 10,410,334 public warrants were exercised resulting in $119.7 million of proceeds. There were no public warrants exercised during the year ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2025, 900,000 private warrants were exercised, resulting in the issuance of 6,988 shares of Class A common stock pursuant to the election of the cashless basis exercise. See Note 8 for additional information on the Company’s warrant activity.
During the year ended December 31, 2025, the Company entered into a Share Purchase Agreement with Sumitomo Mitsui Trust Bank, Limited (“SuMi Trust”) for the issuance and sale in a registered direct offering of 3,752,965 shares of the Company’s Class A common stock to SuMi Trust at an offering price of $13.322799 per share, which represented the 10-day volume-weighted average price of our Class A common stock ending March 31, 2025, for net proceeds of $49.8 million. The transaction was closed on April 22, 2025.
As of December 31, 2025, 365,304 RSUs were vested, but not yet delivered, and are therefore not yet included in outstanding Class A common stock. The delivery of vested RSUs will be reduced by the number of shares withheld to satisfy statutory withholding tax obligations, as well as RSUs that are settled in cash. See Note 12 for additional information on the Company’s RSUs.
During the year ended December 31, 2025, the Company exchanged 2,569,415 Partnership common units for 2,569,415 shares of Class A common stock to deliver in settlement of the vested GCMH Equityholders Awards. At the same time, 2,569,415 shares of Class C common stock were cancelled. This conversion did not result in any cash transferred. As of December 31, 2025, 4,400,000 GCMH Equityholders Awards were vested, but not yet delivered, and are therefore not yet included in outstanding Class A common stock. See Note 11 for additional information on the Company’s GCMH Equityholders Awards.
The Company records a reallocation adjustment between GCMG equity and Non-controlling interests in GCMH to reflect the impact of changes in economic ownership percentages during the respective period and adjust previously recorded equity transactions to the economic ownership percentage as of the end of each reporting period.
At-the-Market Equity Program

On November 17, 2025, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Morgan Stanley & Co. LLC (the “Agent”), pursuant to which the Company may issue and sell up to $100.0 million in shares of our Class A common stock through an at-the-market (“ATM”) equity program. Also on November 17, 2025, the Company filed a prospectus supplement relating to this ATM equity sales program concurrently.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share amounts and where otherwise noted)
The Company did not issue any shares under the ATM equity program during the year ended December 31, 2025.
Dividends
Dividends are reflected in the Consolidated Statements of Equity (Deficit) when declared by the Board of Directors. The table below summarizes dividends declared during 2025, 2024 and 2023:

Declaration Date	Record Date	Payment Date	Dividend per Common Share
February 9, 2023	March 1, 2023	March 15, 2023	$0.11
May 9, 2023	June 1, 2023	June 15, 2023	$0.11
August 8, 2023	September 1, 2023	September 15, 2023	$0.11
November 7, 2023	December 1, 2023	December 15, 2023	$0.11
Total dividends paid per share, year ended December 31, 2023			$0.44
February 8, 2024	March 1, 2024	March 15, 2024	$0.11
May 6, 2024	June 3, 2024	June 17, 2024	$0.11
August 7, 2024	September 3, 2024	September 17, 2024	$0.11
November 7, 2024	December 2, 2024	December 16, 2024	$0.11
Total dividends paid per share, year ended December 31, 2024			$0.44
February 6, 2025	March 3, 2025	March 17, 2025	$0.11
May 5, 2025	June 6, 2025	June 16, 2025	$0.11
August 4, 2025	September 2, 2025	September 16, 2025	$0.11
October 14, 2025	December 1, 2025	December 15, 2025	$0.12
Total dividends paid per share, year ended December 31, 2025			$0.45
Dividend equivalent payments of $3.4 million and $2.1 million were accrued for holders of undelivered RSUs as of December 31, 2025 and 2024, respectively. Distributions to partners represent distributions made to GCMH Equityholders.
Stock Repurchase Plan
On August 6, 2021, GCMG’s Board of Directors authorized a stock repurchase plan, which may be used to repurchase shares of the Company’s outstanding Class A common stock and, until November 17, 2025, warrants to purchase shares of Class A common stock. Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions, including with employees or otherwise, pursuant to the requirements of Rule 10b5-1 and Rule 10b-18 of the Exchange Act, as well as to retire (by cash settlement or the payment of tax withholding amounts upon net settlement) equity-based awards granted under our 2020 Incentive Award Plan, as amended and restated (and any successor plan thereto), with the terms and conditions of these repurchases depending on legal requirements, price, market and economic conditions and other factors. The Company is not obligated under the terms of the plan to repurchase any of its Class A common stock, the program has no expiration date, and the Company may suspend or terminate the program at any time without prior notice. Any shares of Class A common stock repurchased as part of this program will be canceled. GCMG’s Board of Directors has made subsequent increases to its original stock repurchase authorization amount for shares and, until November 17, 2025, warrants. As of December 31, 2024, the total authorization was $140 million, excluding fees and expenses. On February 6, 2025, GCMG’s Board of Directors increased the firm’s existing repurchase authorization by $50 million, from $140 million to $190 million. On August 4, 2025, GCMG’s Board of Directors further increased the firm’s existing repurchase authorization by $30 million, from $190 million to $220 million. On February 9, 2026, GCMG’s Board of Directors further increased the firm’s existing repurchase authorization by $35 million, from $220 million to $255 million.
The table below presents information about deemed repurchases for RSUs that were settled in cash and shares retired in connection with the net share settlement of equity-based awards. See Note 12 for additional information regarding RSUs.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share amounts and where otherwise noted)

	Year Ended December 31,
	2025	2024	2023
Deemed repurchases of Class A common stock	2,032,080	3,510,276	3,289,385
Average cost per deemed repurchase of Class A common stock	$12.63	$9..44	$7.85
Total cost of deemed repurchases	$25,663	$33,152	$25,835
The Company did not repurchase any public or private warrants during the years ended December 31, 2025, 2024 and 2023.
The table below presents information about Class A common stock repurchased on the open market.

	Year Ended December 31,
	2025	2024	2023
Class A common stock	2,758,725	—	564,189
Average cost per share	$11.11	$—	$7.94
Total cost of Class A common stock repurchases	$30,657	$—	$4,478
As of December 31, 2025, the Company had $55.7 million remaining under the stock repurchase plan.
8. Warrants
Public Warrants
The Company originally issued public warrants in connection with the Transaction, each entitling the holder to one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment. A warrant holder may have exercised its warrants only for a whole number of shares of Class A common stock. This means that only a whole warrant could have been exercised at any given time by a warrant holder. The warrants expired 5 years after the consummation of the Transaction, on November 17, 2025.
Warrant holders did not have the rights or privileges of holders of Class A common stock nor any voting rights until they exercised their warrants and received shares of Class A common stock. After the issuance of shares of Class A common stock, upon exercise of the warrants, each holder is entitled to one vote for each share held of record on all matters to be voted on by stockholders.
Private Placement Warrants
The private placement warrants (including the Class A common stock issuable upon exercise of the private placement warrants) were exercisable on a cashless basis by CF Sponsor, Holdings or their permitted transferees. The holders of the private placement warrants elected to exercise the private placement warrants on a cashless basis.
The following table shows a rollforward of the public and private warrants outstanding for the years ended December 31, 2025, 2024 and 2023:

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

	Public Warrants	Private Warrants	Total
December 31, 2022	16,784,970	900,000	17,684,970
Exercised	—	—	—
Repurchased	—	—	—
December 31, 2023	16,784,970	900,000	17,684,970
Exercised	—	—	—
Repurchased	—	—	—
December 31, 2024	16,784,970	900,000	17,684,970
Exercised	(10,410,334)	(900,000)	(11,310,334)
Expired	(6,374,636)	—	(6,374,636)
December 31, 2025	—	—	—
During the year ended December 31, 2025, 10,410,334 public warrants were exercised, resulting in the issuance of 10,410,334 shares of Class A common stock and cash proceeds of $119.7 million. Also during the year ended December 31, 2025, 900,000 private warrants were exercised, resulting in the issuance of 6,988 shares of Class A common stock pursuant to the election of the cashless basis exercise. During the years ended December 31, 2025, 2024 and 2023, pursuant to the stock repurchase plan described in Note 7, no warrants were repurchased. All remaining unexercised warrants expired in accordance with their terms on November 17, 2025 and terminated with no value. No warrants remained outstanding as of December 31, 2025.
9. Variable Interest Entities
The Company consolidates VIEs when it determines that it is the primary beneficiary. Based on this assessment, the Company consolidates a certain VIE in the Consolidated Statements of Financial Condition. Creditors (or beneficial interest holders) of the VIEs do not have recourse to the Company’s general credit. As of December 31, 2024, the consolidated VIE did not have any assets or liabilities.
The carrying amounts of the consolidated VIE’s assets and liabilities, adjusting for intercompany eliminations, were as follows:

As of
December 31, 2025
Assets
Cash and cash equivalents	$2,497
Management fees receivable	449
Other assets	302
Total assets	$3,248
Liabilities
Accrued expenses and other liabilities	$234
Total liabilities	$234
The Company holds variable interests in certain entities that are VIEs which are not consolidated, as it is determined that the Company is not the primary beneficiary. The Company’s involvement with such entities is generally in the form of direct equity interests in, and fee arrangements with, the entities in which it also serves as the general partner or managing member. The Company evaluated its variable interests in the VIEs and determined it is not considered the primary beneficiary of the entities primarily because it does not have interests in the entities that could potentially be significant. No reconsideration events that caused a change in the Company’s consolidation conclusions occurred during either the year ended December 31, 2025 or 2024. As of December 31, 2025 and 2024, the total unfunded commitments from the special limited partner and general

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)
partners to the unconsolidated VIEs were $88.3 million and $51.6 million, respectively. These commitments are the primary source of financing for the unconsolidated VIEs.
The following table sets forth certain information regarding the VIEs in which the Company holds a variable interest but does not consolidate. The assets recognized on the Company’s Consolidated Statements of Financial Condition relate to the Company’s interests in and management fees, incentive fees and third party costs receivables from these non-consolidated VIEs. The Company’s maximum exposure to loss relating to non-consolidated VIEs as of December 31, 2025 and 2024 were as follows:

	As of December 31,
	2025	2024
Investments	$121,572	$125,504
Receivables	12,387	19,126
Maximum exposure to loss	$133,959	$144,630
The above table includes investments in VIEs which are owned by noncontrolling interest holders of approximately $22.0 million and $35.4 million as of December 31, 2025 and 2024, respectively.
10. Premises and Equipment
A summary of premises and equipment as of December 31, 2025 and 2024 is as follows:

	As of December 31,		Estimated Useful Lives
	2025	2024
Furniture, fixtures and leasehold improvements	$54,138	$47,571	3 – 12 years
Office equipment	327	244	5 years
Computer equipment and software	10,071	10,051	3 – 5 years
Aircraft	1,550	1,550	5 years
Assets in progress	3,355	1,351	N/A
Premises and equipment, at cost	69,441	60,767
Accumulated depreciation and amortization	(39,553)	(38,084)
Premises and equipment, net	$29,888	$22,683
Total depreciation and amortization expense related to premises and equipment of $3.1 million, $2.0 million and $1.4 million was recognized for the years ended December 31, 2025, 2024 and 2023, respectively.
11. Employee Compensation and Benefits
For the years ended December 31, 2025, 2024 and 2023, employee compensation and benefits consisted of the following:

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

	Year Ended December 31,
	2025	2024	2023
Cash-based employee compensation and benefits	$151,213	$148,547	$156,153
Equity-based compensation	45,599	48,158	50,667
Partnership interest-based compensation	46,181	72,068	103,934
Carried interest compensation	31,374	30,450	28,505
Cash-based incentive fee related compensation	44,517	36,455	15,628
Other non-cash compensation	448	558	1,157
Total employee compensation and benefits	$319,332	$336,236	$356,044
Partnership Interest in Holdings, Holdings II and Management LLC
Payments and settlements for partnership interest awards to the employees are made by GCMH Equityholders. As a result, the Company records a non-cash profits interest compensation charge and an offsetting deemed contribution to equity (deficit) to reflect the payments or settlements made or owed by the GCMH Equityholders. Since payments or settlements are made by Holdings, Holdings II and Management LLC, the expense that is pushed down to GCMH and the offsetting deemed contribution are each attributed solely to noncontrolling interests in GCMH. Any liability related to the awards is recognized at Holdings, Holdings II or Management LLC as Holdings, Holdings II or Management LLC is the party responsible for satisfying the obligation, and is not shown in the Company’s Consolidated Financial Statements. The Company has recorded deemed contributions to equity (deficit) from Holdings, Holdings II and Management LLC of $46.2 million, $72.1 million and $103.9 million for the years ended December 31, 2025, 2024 and 2023, respectively, for partnership interest-based compensation expense, which was or will ultimately be paid or settled by Holdings, Holdings II or Management LLC.
GCMH Equityholders have modified awards to certain individuals upon their voluntary retirement or intention to retire as employees. These awards generally include a stated target amount that, upon payment, terminates the recipient’s rights to future distributions and allows for a lump sum buy-out of the awards, at the discretion of the managing member of Holdings, Holdings II, and Management LLC. The awards are accounted for as partnership interest-based compensation at the fair value of these expected future payments, in the period the employees accepted the offer when there is no continued service required. The Company recognized partnership interest-based compensation expense related to award modifications of $15.4 million and $18.5 million for the years ended December 31, 2025 and 2024, respectively. No partnership interest-based compensation expense related to award modifications was recognized for the year ended December 31, 2023 (other than as discussed for the Holdings Awards below).
The liability associated with awards that contain a stated target has been retained by Holdings as of December 31, 2025 and 2024 and is re-measured at each reporting date, with any corresponding changes in liability being reflected as employee compensation and benefits expense of the Company. Certain recipients had unvested stated target payments of $25.6 million as of December 31, 2025, which will be reflected as employee compensation and benefits expense by the Company over the service period. No recipients had unvested stated target payments as of either December 31, 2024 and 2023, respectively. The Company recognized partnership interest-based compensation expense of $25.2 million, $16.8 million and $21.4 million for the years ended December 31, 2025, 2024 and 2023, respectively, related to profits interest awards that are in substance profit-sharing arrangements.
GCMH Equityholders Awards
In the year ended December 31, 2022, GCMH Equityholders entered into agreements that will transfer equity ownership between certain existing employee members of the GCMH Equityholders (“GCMH Equityholders Awards”). The GCMH Equityholders Awards will entitle recipients to receive Class A common stock upon vesting. The non-cash awards serve to transfer equity ownership from existing GCMH Equityholders to other existing member employees upon vesting. The GCMH Equityholders Awards did not dilute Class A common stockholders and did not impact cash flows of the Company. The GCMH Equityholders Awards are accounted for under ASC 718, Compensation—Stock Compensation. The awards vested in May 2025 and do not entitle the recipients to dividends or distributions made on Class A common stock until delivery. As such, the fair value of the GCMH Equityholders Awards is based on the closing price of Class A common stock on the accounting grant date

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)
less the present value of dividends expected to be paid during the vesting period. GCMH Equityholders can settle the awards at various dates after vesting by exchanging outstanding GCMH common units or by otherwise acquiring and delivering Class A common stock, and therefore the vesting of such awards will not dilute Class A common stockholders. As such, the expense that is pushed down to GCMH and the offsetting deemed contribution are each attributed solely to noncontrolling interests in GCMH, consistent with the accounting for payments to employees described above. The GCMH Equityholders Awards of 7,169,415 units had an aggregate grant date fair value of $53.4 million, or an average grant date fair value of $7.45 per unit. See Note 12 for additional information on a modified GCMH Equityholder Award during the year ended December 31, 2025. The Company recognized partnership interest-based compensation expense related to the GCMH Equityholders Awards of $5.6 million, $21.9 million, and $21.9 million for the years ended December 31, 2025, 2024, and 2023, respectively. All compensation expense related to the GCMH Equityholder Awards has been recognized.
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
The Holdings Awards had an aggregate grant date fair value of $155.5 million, which was partially offset when recognized in expense by $80.0 million target amounts reversed during the year ended December 31, 2023. The fair value of the Holdings Awards was determined by a third-party valuation firm utilizing a discounted cash flow analysis for the minimum allocable share and a Monte Carlo simulation valuation model for the profits interest with respect to net sale proceeds from dispositions of Holdings properties after the threshold distributions. Significant valuation inputs and assumptions included Holdings projected financial information and distributions, an estimated 10 year holding period, a 15.4% cost of equity, a 13.0% weighted average cost of capital, a 35% volatility assumption, the likelihood of a defined conversion event, a 40% discount for lack of marketability, and the fair value of reference properties that determine the threshold distributions for the profits interest with respect to net sale proceeds. The resulting fair value of the Holdings Awards is pushed down from Holdings to the Company and recorded as compensation expense. A portion of the Holdings Awards were vested upon grant, resulting in immediate expense recognition. The Company recognized partnership interest-based compensation expense related to the Holdings Awards of $14.9 million and $60.6 million for the years ended December 31, 2024 and 2023, respectively. The Company did not recognize any partnership interest-based compensation expense related to the Holdings Awards for the year ended December 31, 2025 as all compensation expense related to the Holdings Awards was previously recognized.
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

GCM Grosvenor Inc.

Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

Restricted Stock Units
During the year ended December 31, 2023, the Company granted 1.9 million equity-classified RSUs and 4.0 million liability-classified RSUs with aggregate grant date fair values of $15.8 million and $31.0 million, respectively, to certain employees.
During the year ended December 31, 2024, the Company granted 2.0 million equity-classified RSUs and 3.0 million liability-classified RSUs with aggregate grant date fair values of $17.7 million and $29.6 million, respectively, to certain employees.
During the year ended December 31, 2025, the Company granted 4.2 million equity-classified RSUs and 2.2 million liability-classified RSUs with aggregate grant date fair values of $55.1 million and $26.7 million, respectively, to certain employees.
Liability-classified RSUs are either classified as liabilities because they are required to be settled in cash or because the Company has the right to and intends to (as of the grant date or December 31, 2025, as applicable) settle the RSUs partially or wholly in cash. During the year ended December 31, 2025, the Company reclassified 1.6 million RSUs from liability-classified to equity-classified based on management’s intent to settle (or actual settlement of) the awards in shares of Class A common stock. The majority of liability-classified awards outstanding at December 31, 2025 were granted in November 2025 and vest on March 1, 2026.
Other than RSUs granted in November 2025, outstanding awards generally vest either (a) over a one to three year period or (b) over a three to seven year period. Upon delivery, the Company may withhold the number of shares to satisfy the statutory withholding tax obligation and deliver the net number of resulting shares vested.
A summary of non-vested equity-classified RSU activity for the year ended December 31, 2025 is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of December 31, 2024	3,251,068	$8.40
Granted	4,245,379	12.98
Reclassified from liability-classified RSUs	1,627,041	11.54
Vested	(3,182,638)	10.23
Forfeited	(289,853)	11.19
Balance as of December 31, 2025	5,650,997	$11.57
A summary of non-vested liability-classified RSU activity for the year ended December 31, 2025 is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of December 31, 2024	1,813,249	$10.50
Granted	2,211,123	12.09
Reclassified to equity-classified RSUs	(1,627,041)	11.54
Vested	(746,691)	11.66
Forfeited	(1,742)	12.92
Balance as of December 31, 2025	1,648,898	$11.08
The total grant-date fair value of RSUs that vested during the years ended December 31, 2025, 2024 and 2023 was $41.3 million, $44.9 million and $51.0 million, respectively. For the years ended December 31, 2025, 2024 and 2023, $45.6 million, $48.2 million and $50.7 million, respectively, of compensation expense related to RSUs was recorded within employee

GCM Grosvenor Inc.

Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

compensation and benefits in the Consolidated Statements of Income (Loss). As of December 31, 2025, total unrecognized compensation expense related to unvested RSUs was $61.0 million and is expected to be recognized over the remaining weighted average period of 3.2 years.
During the year ended December 31, 2025, a modification of a GCMH Equityholder Award was made that changed settlement of 200,000 shares to be from the Company’s 2020 Incentive Award Plan. Such amount is reflected as granted and vested within the equity-classified RSU activity in the rollforward above.
See Note 11 for additional information regarding GCMH Equityholders Awards and Holdings Awards.
The tax benefit related to RSUs that vested and were delivered for the years ended December 31, 2025, 2024 and 2023, was $3.1 million, $3.0 million and $2.2 million, respectively.
On January 15, 2026, the Company granted 0.9 million liability-classified RSUs that vest on April 15, 2026.
13. Debt
The table below summarizes the outstanding debt balance as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024
Senior loan	$431,430	$435,810
Less: debt issuance costs	(2,995)	(3,771)
Total debt	$428,435	$432,039
Maturities of debt for the next five years and thereafter are as follows:

Year Ended December 31,
2026	$4,380
2027	4,380
2028	4,380
2029	4,380
2030	413,910
Thereafter	—
Total	$431,430
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
In addition to the scheduled principal repayments, the Company is required to offer to make prepayments of Consolidated Excess Cash Flow (“Cash Flow Payments”) no later than five days following the date the quarterly financial statements are due if the leverage ratio exceeds certain thresholds in the Amended Credit Agreement No. 8. The Cash Flow Payments were calculated as defined in the Senior Loan agreement based on a percentage of calculated excess cash. During the years ended December 31, 2025, 2024 and 2023, the Company was not required to offer to make any Cash Flow Payments.
As of December 31, 2025 and 2024, $431.4 million and $435.8 million of 2030 Term Loans were outstanding, respectively, with weighted average interest rates of 6.50% and 7.54% for the years ended December 31, 2025 and 2024, respectively.
Under the credit and guaranty agreement governing the terms of the Senior Loan, the Company must maintain certain leverage and interest coverage ratios. The credit and guaranty agreement also contains other covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur debt and restrict the Company and its subsidiaries ability to merge or consolidate, or sell or convey all or substantially all of the Company’s assets. As of December 31, 2025 and 2024, the Company was in compliance with all covenants.
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
In February 2026, the Company completed a prepayment of $65 million on our outstanding 2030 Term Loans.
Credit Facility
Concurrent with the issuance of the Senior Loan, the Company entered into a $50.0 million revolving credit facility (“Credit Facility”). The Credit Facility maturity date was extended from February 24, 2026 to February 24, 2028 as part of Amendment No. 8 to the Credit Agreement, and carries an unused commitment fee of up to 0.50% per annum. There were no outstanding borrowings related to the Credit Facility as of each of December 31, 2025 and 2024.
Other
Certain subsidiaries of the Company agree to jointly and severally guarantee, as primary obligors and not merely as surety guarantees, the obligations of their parent entity, GCMH.
Amortization of deferred debt issuance costs was $0.8 million, $0.9 million and $1.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. These amounts are recorded within interest expense in the Consolidated Statements of Income (Loss).

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

The carrying value of the Senior Loan, excluding the unamortized debt issuance costs presented as a reduction to the principal balance approximated the fair value as of December 31, 2025 and December 31, 2024. As the Senior Loan was not accounted for at fair value, it was not included in the Company’s fair value hierarchy in Note 5, however had it been included, it would have been classified in Level 2.
14. Interest Rate Derivatives
The Company has entered into various derivative agreements with financial institutions to hedge interest rate risk related to its outstanding debt. The Company had the following interest rate derivatives recorded within accrued expenses and other liabilities as of December 31, 2025 and 2024 in the Consolidated Statements of Financial Condition.

Derivative	Notional Amount	Fair Value as of December 31, 2025	Fair Value as of December 31, 2024	Fixed Rate Paid	Floating Rate Received	Effective Date(2)	Maturity Date
Interest rate swap	$300,000	$(6,109)	$(2,291)	4.37%	1 month Term SOFR(1)	November 2022	February 2028
Interest rate swap	$28,500	$(707)	$(397)	4.47%	1 month Term SOFR(1)	May 2024	February 2028
Interest rate swap	$317,000	$(3,878)	$(844)	4.17%	1 month Term SOFR(1)	February 2028	February 2030
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
A rollforward of the amounts in accumulated other comprehensive income (loss) (“AOCI”) related to interest rate derivatives designated as cash flow hedges is as follows:

	Year Ended December 31,
	2025	2024	2023
Derivative gain at beginning of period	$18,342	$21,806	$29,130
Amount recognized in other comprehensive income(1)	(6,184)	7,025	1,536
Amount reclassified from accumulated other comprehensive loss to interest expense	(7,489)	(10,489)	(8,860)
Derivative gain at end of period	4,669	18,342	21,806
Less: gain attributable to noncontrolling interests in GCMH	4,404	15,496	18,267
Derivative gain at end of period, net	$265	$2,846	$3,539
____________
(1)Net of tax benefit of $1.1 million, $0.2 million, and $0.4 million for the years ended December 31, 2025, 2024, and 2023 respectively.
In February 2021, the Company terminated a derivative instrument which was entered into in 2017, and matured in 2023. In October 2022, the Company terminated two derivative instruments that had notional balances of $232 million and $68 million, effective dates that started in 2021, and maturity dates in 2028. The Company received $40.3 million of cash for the fair market value of the interest rate swaps at termination in October 2022. The terminated derivative instrument were determined to be effective cash flow hedges at inception. The amounts previously recorded as hedges in AOCI related to previously terminated derivative instruments will remain in AOCI and will be recorded in interest expense in the Consolidated Statements of Comprehensive Income (Loss) over the original lives of the derivative instruments.
The Company reclassified $7.6 million, $7.6 million, and $6.7 million for the years ended December 31, 2025, 2024, and 2023, respectively, from AOCI to interest expense, relating to the derivative instruments terminated that initially qualified for hedge accounting. The net impact of these reclassifications decreased interest expense for each of the years ended December 31, 2025, 2024, and 2023, respectively.
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
During the next twelve months, the Company expects to reclassify approximately $4.6 million from AOCI to interest expense, which will decrease interest expense, including the impact of the swap terminations.
15. Accrued Expenses and Other Liabilities
A summary of accrued expenses and other liabilities as of December 31, 2025 and 2024 is as follows:

	As of December 31,
	2025	2024
Carried interest payable	$—	$338
Deferred revenue	10,108	9,761
Clawback obligation	200	200
Derivative liability	10,694	3,532
Other liabilities	22,317	16,866
Total accrued expenses and other liabilities	$43,319	$30,697
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
Operating lease costs are recorded within general, administrative and other and sublease income is recorded within other income (expense) in the Consolidated Statements of Income (Loss). The lease cost and sublease income components were as follows:

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

	Years Ended December 31,
	2025	2024	2023
Operating lease cost(1)	$7,466	$9,904	$8,874
Variable lease cost(2)	4,414	3,878	4,458
Less: sublease income	208	215	179
Total lease cost	$11,672	$13,567	$13,153
____________
(1)Includes $0.3 million of short term lease expense for each of the years ended December 31, 2025, 2024, and 2023. For the years ended December 31, 2024 and 2023 includes lease cost for two offices in New York due to the build out of new office space.
(2)Includes common area maintenance charges and other variable costs not included in the measurement of ROU assets and lease liabilities.
The following table summarizes cash flows and other supplemental information related to our operating leases:

	Years Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities(1)	$7,979	$5,132	$8,613
Non-cash ROU assets obtained in exchange for new and extended operating leases	$2,967	$9,075	$34,116
Weighted average remaining lease term in years	12.8 years	13.7 years	13.1 years
Weighted average discount rate	6.3%	6.3%	6.1%
___________
(1)Excludes $6.3 million of cash received during the year ended December 31, 2024 for lease incentives received related to the New York office lease. Also excludes $0.2 million of cash paid during the year ended December 31, 2025 for lease termination payments related to the Chicago office lease.
As of December 31, 2025 the maturities of operating lease liabilities were as follows:

Year Ended December 31,
2026	$6,127
2027	7,474
2028	7,371
2029	6,140
2030	6,497
Thereafter	56,391
Total lease payments	$90,000
Less: tenant improvement allowance	(9,680)
Less: imputed interest	(28,526)
Total operating lease liabilities	$51,794
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

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

The Company had $140.6 million and $90.5 million of unfunded investment commitments as of December 31, 2025 and 2024, respectively, representing general partner capital funding commitments to several of the GCM Funds and other commitments to our equity method investments.
Employee Investment Loan Program
Beginning in the year ended December 31, 2025, eligible employees may apply for loans from a third-party lender, which may, at its discretion, extend loans directly to such employees for purposes of funding capital calls to specified Company-managed investment vehicles. The loans are collateralized by the employees’ related investment interests and return-of-capital distributions from those investments are applied to reduce outstanding loan balances.
In connection with the loan program, the Company entered into a separate arrangement with the third-party lender that includes a buyback provision, which represents a performance guarantee under applicable accounting guidance. Under the buyback provision, the Company may be required, upon an employee’s failure to perform under a loan agreement, to make a payment to the lender and acquire the pledged investment interests. The Company’s obligation is limited to an amount equal to the lesser of the outstanding loan balance or the fair value of the pledged investment interests at the time the guarantee is triggered. As of December 31, 2025, no loans were outstanding subject to the buyback provision. As of December 31, 2025, no defaults or repurchases have occurred under the EIP.
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
The Company incurs certain costs, primarily related to accounting, client reporting, investment-decision making and treasury-related expenditures, for which it receives reimbursement from the GCM Funds in connection with its performance obligations to provide investment management services. The Company also incurs certain costs, primarily related to employee benefits and travel, for which it receives reimbursement from Holdings. Due from related parties in the Consolidated Statements

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

of Financial Condition includes net receivables from GCM Funds of $14.5 million and $12.6 million as of December 31, 2025 and 2024, respectively, and from Holdings of less than $0.1 million as of December 31, 2025 and 2024 for amounts paid on behalf of affiliated entities that are reimbursable to the Company. No net payables to GCM Funds were accrued as of December 31, 2025 and 2024.
Our executive officers, senior professionals, and certain current and former employees and their families invest on a discretionary basis in GCM Funds, and such investments are generally not subject to management fees and performance fees.
Certain employees of the Company have an economic interest in an entity that is the owner and landlord of the building in which the principal headquarters of the Company are located. The Company paid $2.8 million, $2.6 million, and $2.6 million for the years ended December 31, 2025, 2024 and 2023, respectively, related to this lease. This expense is recorded within general, administrative and other in the Consolidated Statements of Income (Loss).
The Company utilizes the services of an insurance broker to procure insurance coverage, including its general commercial package policy, workers’ compensation and professional and management liability coverage for its directors and officers. Certain members of Holdings have an economic interest in, and relatives are employed by, the Company’s insurance broker.
From time to time, certain of the Company’s executive officers utilize a private business aircraft, including an aircraft wholly owned or controlled by members of Holdings. Additionally, the Company arranges for the use of the private business aircraft through a number of charter services, including entities predominantly or wholly owned or controlled by members of Holdings. The Company paid, net of reimbursements, approximately $3.6 million, $2.1 million and $3.4 million for the years ended December 31, 2025, 2024 and 2023, respectively, to utilize aircraft and charter services wholly owned or controlled by members of Holdings, which is recorded within general, administrative and other in the Consolidated Statements of Income (Loss).
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
During the year ended December 31, 2025, CF Sponsor, Holdings or their permitted transferees exercised the private placement warrants they held on a cashless basis, resulting in the issuance of shares of Class A common stock and no cash proceeds to the Company. Refer to Note 8 for further details on this transaction.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

18. Income Taxes
The income (loss) before income taxes for the years ended December 31, 2025, 2024 and 2023 consist of the following U.S. and foreign components:

	Year Ended December 31,
	2025	2024	2023
United States income	$148,316	$44,541	$(27,130)
Foreign income	6,627	5,623	5,616
Income (loss) before income taxes	$154,943	$50,164	$(21,514)
The provision for income taxes for the years ended December 31, 2025, 2024 and 2023 consist of the following:

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$4,207	$637	$(282)
State and local(1)	2,675	3,328	3,309
Foreign	1,942	1,834	1,839
Total current provision for income taxes	$8,824	$5,799	$4,866
Deferred:
Federal	$1,683	$5,945	$3,730
State and local(1)	2,171	1,293	(886)
Foreign	225	523	(18)
Total deferred income taxes expense	4,079	7,761	2,826
Total provision for income taxes	$12,903	$13,560	$7,692
__________
(1)New York City made up the majority of the tax effect in this category for each of the years ended December 31, 2025, 2024 and 2023.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2025		2024		2023
	Amount	Rate	Amount	Rate	Amount	Rate
Statutory U.S. federal income tax rate	$32,538	21%	$10,535	21%	$(4,518)	21%
State and local income taxes, net of federal income tax effect	4,726	3%	3,329	7%	2,597	(12)%
Foreign tax effect:
Japan
Income tax expense	*	*	832	2%	929	(4)%
Withholding tax	*	*	760	2%	278	(1)%
Other	*	*	(77)	—%	(63)	—%
United Kingdom
Income tax expense	*	*	*	*	307	(1)%
Foreign tax credits	*	*	*	*	(134)	1%
Other foreign jurisdictions	1,840	1%	448	1%	175	(1)%
Effect of cross-border tax laws	(23)	—%	(13)	—%	(52)	—%
Change in valuation allowance	(326)	—%	(1,542)	(4)%	718	(4)%
Nontaxable or nondeductible items:
NCI, less tax expense within NCI	(20,859)	(14)%	(4,719)	(9)%	8,019	(37)%
Change in fair value of warrant liabilities (net of NCI)	(1,209)	(1)%	791	1%	(68)	—%
Tax receivable agreement liability expense	(464)	—%	181	—%	332	(2)%
Other	114	—%	(120)	—%	(13)	—%
Changes in unrecognized tax benefits	(551)	—%	1,029	2%	0	—%
Other adjustments:
Gain/Loss on Warrants	(3,207)	(2)%	2,445	5%	(220)	1%
Provision-to-return adjustments	397	—%	4	—%	(336)	2%
Other	(73)	—%	(323)	(1)%	(259)	1%
Effective income tax rate	$12,903	8%	$13,560	27%	$7,692	(36)%
___________
*     Immaterial for period and included in Other foreign jurisdictions.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

For the years ended December 31, 2025, 2024 and 2023, cash tax payments were made in the following jurisdictions:

	Year Ended December 31,
	2025		2024	2023
Federal	$1,797		$349	$5
State and local:		Year Ended
New York City	2,134	Year Ended	2,360	1,632
Illinois	*	Year Ended	(266)	*
Wisconsin	*	Year Ended	318	*
Other states	626	Year Ended	369	46
Foreign:		Year Ended
Japan	1,290	Year Ended	920	1,056
U.K.	463	Year Ended	513	593
Hong Kong	*	Year Ended	316	*
Canada	*	Year Ended	*	176
Other foreign jurisdictions	188	Year Ended	137	(62)
Total income taxes paid, net of refunds	$6,498		$5,016	$3,446
___________
*     Immaterial for period and included in Other states or Other foreign jurisdictions.
Details of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
	2025	2024
Investment in GCMH	$127,384	$93,045
Intangibles and other	1,746	1,111
Total deferred tax assets before valuation allowance	129,130	94,156
Valuation allowance	(72,129)	(40,869)
Total deferred tax assets	$57,001	$53,287

Right-of-use asset	$(512)	$(612)
Unrealized gains	—	(1,558)
Other deferred tax liability	(580)	(430)
Total deferred tax liabilities(1)	$(1,092)	$(2,600)

Deferred tax assets, net(2)	$55,909	$50,687
___________
(1)     As of December 31, 2025 and 2024, $0.3 million and $2.1 million of deferred tax liabilities, respectively, were offset and presented within deferred tax asset, net in the Consolidated Statements of Financial Condition as these deferred tax assets and liabilities relate to the same jurisdiction.
(2)    As of December 31, 2025 and 2024, $0.8 million and $0.5 million of deferred tax liabilities are presented within accrued expenses and other liabilities in the Consolidated Statements of Financial Condition

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted

The deferred tax assets and liabilities are presented in our Consolidated Statements of Financial Condition as follows:

	As of December 31,
	2025	2024
Deferred tax asset, net	$56,711	$51,160
Deferred tax liability(1)	802	473
Total deferred tax asset, net	$55,909	$50,687
___________
(1)     Deferred tax liabilities are presented within accrued expenses and other liabilities in the Consolidated Statements of Financial Condition
GCMG’s sole material asset is its investment in GCMH, which is treated as a partnership for U.S. federal income tax purposes and for purposes of certain jurisdictional income taxes. GCMH’s net taxable income and any related tax credits are passed through to its partners and are included in the partners’ tax returns, even though such net taxable income or tax credits may not have actually been distributed. While GCMG consolidates GCMH for financial reporting purposes, GCMG will be taxed on its share of earnings of GCMH not attributed to the noncontrolling interest holders, which will continue to bear their share of income tax on allocable earnings of GCMH. The income tax burden on the earnings taxed to the noncontrolling interest holders is not reported by the Company in its consolidated financial statements under GAAP. As a result, the Company’s effective tax rate differs materially from the statutory rate. The primary factors impacting the effective tax rate are the allocation of income (loss) to noncontrolling interest as well as state and foreign income taxes paid at the partnership level that are included in income tax expenses.
GCMG has recorded a valuation allowance of approximately $72.1 million and $40.9 million as of December 31, 2025 and 2024, respectively, an increase of $31.2 million, which is primarily related to its outside partnership basis of its investment in GCMH for the amount of the deferred tax asset that is not expected to be realized.
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of December 31, 2025, tax years for 2025, 2024, 2023, 2022, and 2021 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2025, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before 2021.
For the years ended December 31, 2025, 2024 and 2023, GCMG’s unrecognized tax benefits relating to uncertain tax position, excluding related interest and penalties, consisted of the following:

	Year Ended December 31,
	2025	2024	2023
Unrecognized tax benefits, beginning of period	$714	$—	$—
Gross increases in tax positions in prior periods	—	714	—
Gross decreases in tax positions in prior periods	(451)	—	—
Gross increases in tax positions in current period	—	—	—
Lapse of statute of limitations	—	—	—
Settlements with taxing authorities	—	—	—
Unrecognized tax benefits, end of period	$263	$714	$—
If the above tax benefits were recognized, the effective income tax rate would be reduced. GCMG recognized interest and penalties accrued related to unrecognized tax benefits as income tax expense. Related to the unrecognized tax benefits, GCMG has accrued interest of $0.2 million and $0.3 million as of December 31, 2025 and 2024, respectively.

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

19. Earnings (Loss) Per Share
The following is a reconciliation of basic and diluted earnings (loss) per share for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Numerator for earnings (loss) per share calculation:
Net income attributable to GCM Grosvenor Inc., basic	$45,371	$18,695	$12,774
Exchange of Partnership units	42,241	(12,156)	(65,812)
Exercise of private warrants	(316)	—	—
Exercise of public warrants	(5,095)	—	—
Net income (loss) attributable to common stockholders, diluted	$82,201	$6,539	$(53,038)

Denominator for earnings (loss) per share calculation:
Weighted-average shares, basic	51,955,627	44,741,336	43,198,517
Exchange of Partnership units	142,588,005	144,235,246	144,235,246
Exercise of private warrants - incremental shares under the treasury stock method	64,644	—	—
Exercise of public warrants - incremental shares under the treasury stock method	1,193,123	—	—
Assumed vesting of RSUs - incremental shares under the treasury stock method	1,487,111	1,613,459	—
Weighted-average shares, diluted	197,288,510	190,590,041	187,433,763

Basic EPS
Net income attributable to common stockholders, basic	$45,371	$18,695	$12,774
Weighted-average shares, basic	51,955,627	44,741,336	43,198,517
Net income per share attributable to common stockholders, basic	$0.87	$0.42	$0.30

Diluted EPS
Net income (loss) attributable to common stockholders, diluted	$82,201	$6,539	$(53,038)
Weighted-average shares, diluted	197,288,510	190,590,041	187,433,763
Net income (loss) per share attributable to common stockholders, diluted	$0.42	$0.03	$(0.28)
When applying the if-converted method to calculate the potential dilutive impact of the exchangeable common units of the Partnership, the earnings (loss) per share numerator adjustment reflects the net income attributable to noncontrolling interests in GCMH, as reported, adjusted for the hypothetical incremental provision for income taxes that would have been recorded by the Company if the units had been converted.
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

GCM Grosvenor Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts and where otherwise noted)

	Year Ended December 31,
	2025	2024	2023
Public warrants	—	16,784,970	16,784,970
Private warrants	—	900,000	900,000
Unvested RSUs under the treasury stock method	—	—	808,716
20. Regulatory and Net Capital Requirements
We are required to maintain minimum net capital balances for regulatory purposes for certain of our foreign subsidiaries as well as for our U.S. broker-dealer subsidiary. These net capital requirements are met by retaining cash. The Company's U.S. registered broker-dealer is subject to the SEC’s Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, as defined, shall not exceed 15 to 1. As of December 31, 2025, the Company's U.S. registered broker-dealer had net capital, as defined under Rule 15c3-1, of $0.7 million and excess net capital of $0.7 million. The ratio of aggregate indebtedness to net capital was 0.21 to 1. As of December 31, 2025, all regulated entities and the broker-dealer subsidiary are in compliance with regulatory requirements.
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

The following table presents the Company’s segment operating revenue, significant segment expenses, other income, and segment net income (loss) for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Segment operating revenue	$557,565	$514,012	$444,999
Less:
Cash-based employee compensation and benefits	151,213	148,547	156,153
Equity-based compensation	45,599	48,158	50,667
Partnership interest-based compensation	46,181	72,068	103,934
Carried interest compensation	31,374	30,450	28,505
Cash-based incentive fee related compensation	44,517	36,455	15,628
Other non-cash compensation	448	558	1,157
General, administrative and other(1)	104,779	104,296	100,801
Investment income	(16,258)	(15,589)	(11,640)
Interest expense	22,789	24,160	23,745
Other income(2)	(6,283)	(1,334)	(1,008)
Change in fair value of warrants	(21,737)	16,079	(1,429)
Provision for income taxes	12,903	13,560	7,692
Segment net income (loss)	$142,040	$36,604	$(29,206)

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—
Consolidated net income (loss)	$142,040	$36,604	$(29,206)
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
22. Subsequent Event
On February 9, 2026, GCM Grosvenor’s Board of Directors declared a quarterly dividend of $0.12 per share of Class A common stock to record holders as of the close of business on March 2, 2026. The payment date will be March 16, 2026.
In February 2026, the Company completed a prepayment of $65 million on our outstanding 2030 Term Loans.

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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.
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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Attestation Report of the Independent Registered Public Accounting Firm
Ernst & Young LLP, our independent registered public accounting firm, has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K and issued its report on the effectiveness of our internal control over financial reporting as of December 31, 2025, which is included in Item 8 herein.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Arrangement
During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
The remaining information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2025.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2025.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2025.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2025.

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
(a)(3) Exhibits.
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1†	Transaction Agreement, dated as of August 2, 2020, by and among CF Finance Acquisition Corp., CF Finance Intermediate Acquisition, LLC, CF Finance Holdings, LLC, Grosvenor Holdings, L.L.C., GCM Grosvenor Holdings, LLC, Grosvenor Capital Management Holdings, LLLP, GCM Grosvenor Management, LLC, Grosvenor Holdings II, L.L.C., GCMH GP, L.L.C., GCM V, LLC, and GCM Grosvenor Inc.	8-K/A	001-38759	2.1	08/04/20
3.1	Amended and Restated Certificate of Incorporation of GCM Grosvenor Inc.	8-K	001-39716	3.1	11/20/20
3.2	Amended and Restated Bylaws of GCM Grosvenor Inc.	8-K	001-39716	3.2	11/20/20
4.1	Description of Securities					*
10.1	Stockholders’ Agreement	8-K	001-39716	10.1	11/20/20
10.2	Addendum to Stockholders' Agreement, effective as of November 5, 2021	10-K	001-39716	10.4	02/25/22
10.3	Amended and Restated Registration Rights Agreement	8-K	001-39716	10.2	11/20/20
10.4	Addendum to Amended and Restated Registration Rights Agreement, effective as of November 5, 2021	10-K	001-39716	10.2	02/25/22
10.5	Tax Receivable Agreement	8-K	001-39716	10.3	11/20/20
10.6	Fifth Amended and Restated Limited Liability Limited Partnership Agreement of Grosvenor Capital Management Holdings, LLLP	8-K	001-39716	10.4	11/20/20
10.7†	Credit Agreement, dated as of January 2, 2014, among Grosvenor Capital Management Holdings, LLLP, as borrower, Grosvenor Holdings, L.L.C., Grosvenor Holdings II, L.L.C., GCMH GP, L.L.C., GCM, L.L.C., the several lenders from time to time parties thereto, Goldman Sachs Bank USA, as administrative agent, collateral agent and swingline lender, BMO Harris Bank N.A., as letter of credit issuer, and Bank of Montreal, Chicago Branch, as letter of credit issuer	S-4	333-242297	10.5	09/18/20

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
10.8†	Amendment No. 1, dated as of August 18, 2016, to the Credit Agreement, dated as of January 2, 2014, among Grosvenor Capital Management Holdings, LLLP, as borrower, Grosvenor Holdings, L.L.C., Grosvenor Holdings II, L.L.C., GCMH GP, L.L.C., GCM, L.L.C., the several lenders from time to time parties thereto, Goldman Sachs Bank USA, as administrative agent, collateral agent and swingline lender, BMO Harris Bank N.A., as letter of credit issuer, and Bank of Montreal, Chicago Branch, as letter of credit issuer	S-4	333-242297	10.6	09/18/20
10.9†	Amendment No. 2, dated as of April 19, 2017, to the Credit Agreement, dated as of January 2, 2014, among Grosvenor Capital Management Holdings, LLLP, as borrower, Grosvenor Holdings, L.L.C., Grosvenor Holdings II, L.L.C., GCMH GP, L.L.C., GCM, L.L.C., the several lenders from time to time parties thereto, Goldman Sachs Bank USA, as administrative agent, collateral agent and swingline lender, BMO Harris Bank N.A., as letter of credit issuer, and Bank of Montreal, Chicago Branch, as letter of credit issuer	S-4	333-242297	10.7	09/18/20
10.10†	Amendment No. 3, dated as of August 22, 2017, to the Credit Agreement, dated as of January 2, 2014, among Grosvenor Capital Management Holdings, LLLP, as borrower, Grosvenor Holdings, L.L.C., Grosvenor Holdings II, L.L.C., GCMH GP, L.L.C., GCM, L.L.C., the several lenders from time to time parties thereto, Goldman Sachs Bank USA, as administrative agent, collateral agent and swingline lender, BMO Harris Bank N.A., as letter of credit issuer, and Bank of Montreal, Chicago Branch, as letter of credit issuer	S-4	333-242297	10.8	09/18/20
10.11†	Amendment No. 4, dated as of March 29, 2018, to the Credit Agreement, dated as of January 2, 2014, among Grosvenor Capital Management Holdings, LLLP, as borrower, Grosvenor Holdings, L.L.C., Grosvenor Holdings II, L.L.C., GCMH GP, L.L.C., GCM, L.L.C., the several lenders from time to time parties thereto, Goldman Sachs Bank USA, as administrative agent, collateral agent and swingline lender, BMO Harris Bank N.A., as letter of credit issuer, and Bank of Montreal, Chicago Branch, as letter of credit issuer	S-4	333-242297	10.9	09/18/20
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
		10-K/A	001-39716	10.10	05/10/21

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
10.13†	Amendment No. 6, dated as of June 23, 2021, to the Credit Agreement, dated as of January 2, 2014, among Grosvenor Capital Management Holdings, LLLP, as borrower, Grosvenor Holdings, L.L.C., Grosvenor Holdings II, L.L.C., GCM Grosvenor Management, LLC, GCM Grosvenor Holdings, LLC, GCM, L.L.C., the several lenders from time to time parties thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and swingline lender	8-K	001-39716	10.1	06/24/21
10.14†	Amendment No. 7, dated as of June 29, 2023, to the Credit Agreement, dated as of January 2, 2014, among Grosvenor Capital Management Holdings, LLLP, as borrower, Grosvenor Holdings, L.L.C., Grosvenor Holdings II, L.L.C., GCM Grosvenor Management, LLC, GCM Grosvenor Holdings, LLC, GCM, L.L.C., the several lenders from time to time parties thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent	10-Q	001-39716	10.5	08/09/23
10.15†	Amendment No. 8, dated as of May 21, 2024, to the Credit Agreement, dated as of January 2, 2014, among Grosvenor Capital Management Holdings, LLLP, as borrower, Grosvenor Holdings, L.L.C., Grosvenor Holdings II, L.L.C., GCM Grosvenor Management, LLC, GCM Progress Subsidiary LLC, the several lenders from time to time parties thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and swingline lender	8-K	001-39716	10.1	05/22/24
10.16#	Third Amended and Restated Employment Agreement, Dated August 2, 2020, by and Among Michael J. Sacks, Grosvenor Capital Management, L.P. and Grosvenor Capital Management Holdings, LLLP	S-4	333-242297	10.15	09/18/20
10.17#	Amended and Restated Employment and Non-Competition Agreement, Dated July 29, 2020, by and Between Grosvenor Capital Management, L.P. and Jonathan R. Levin	S-4	333-242297	10.16	09/18/20
10.18#	Employment and Protective Covenants Agreement, by and between Sandra Hurse and Grosvenor Capital Management, L.P	S-4	333-242297	10.17	10/05/20
10.19#	Amendment to Employment and Protective Covenants Agreement, by and between Sandra Hurse and Grosvenor Capital Management, L.P.	10-K/A	001-39716	10.18	05/10/21
10.20#	Amended and Restated Employment and Protective Covenants Agreement, by and Between Grosvenor Capital Management, L.P. and Frederick E. Pollock	S-4	333-242297	10.19	10/05/20
10.21#	Amendment to Employment and Protective Covenants Agreement, by and between Frederick E. Pollock and Grosvenor Capital Management, L.P.	10-K/A	001-39716	10.22	05/10/21
10.22#	Second Amendment to Amended and Restated Employment and Protective Covenants Agreement, by and between Frederick E. Pollock and Grosvenor Capital Management, L.P.	10-K/A	001-39716	10.23	05/10/21
10.23#	Second Amended and Restated Employment and Protective Covenants Agreement, by and Between Grosvenor Capital Management, L.P. and Frederick E. Pollock	10-Q	001-39716	10.1	05/10/23

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
10.24#	Acknowledgement and Agreement, effective as of March 1, 2024, between Frederick E. Pollock and Grosvenor Capital Management, L.P.	10-Q	001-39716	10.1	05/08/24
10.25#	Acknowledgement and Agreement, effective as of March 1, 2025, between Frederick E. Pollock and Grosvenor Capital Management, L.P.	10-Q	001-39716	10.2	05/08/25
10.26#	First Amended and Restated Employment and Protective Covenants Agreement, effective January 1, 2021, by and between Grosvenor Capital Management, L.P. and Pamela L. Bentley	8-K	001-39716	10.1	01/04/21
10.27	Form of Subscription Agreement, by and between GCM Grosvenor Inc. and the undersigned subscriber party thereto	10-Q	001-39716	10.1	11/20/20
10.28	Sponsor Support Agreement, dated as of August 2, 2020, by and among CF Finance Acquisition Corp., Grosvenor Capital Management Holdings, LLLP, Grosvenor Holdings, L.L.C. and CF Finance Holdings, LLC	8-K/A	001-38759	10.2	08/04/20
10.29	Forward Purchase Contract, dated December 12, 2018, by and between CF Finance Acquisition Corp. and CF Finance Holdings LLC.	8-K	001-38759	10.4	12/17/18
10.30	Amendment No. 1 to Forward Purchase Contract, dated August 2, 2020, by and between CF Finance Acquisition Corp. and CF Finance Holdings LLC	8-K/A	001-38759	10.1	08/4/20
10.31	Form of Indemnification Agreement	8-K	001-39716	10.5	11/20/20
10.32#	GCM Grosvenor Deferred Compensation Plan	S-4	333-242297	10.20	09/18/20
10.33#	GCM Grosvenor 2018 Asset Pool Award Plan	S-4	333-242297	10.21	09/18/20
10.34#	GCM Grosvenor 2017 Asset Pool Award Plan	S-4	333-242297	10.22	09/18/20
10.35#	GCM Grosvenor Inc. 2020 Incentive Award Plan	S-8	333-251110	99.1	12/04/20
10.36#	Form of Employee Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement pursuant to GCM Grosvenor Inc. 2020 Incentive Award Plan	10-Q	001-39716	10.1	05/10/22
10.37#	Form of Employee Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement pursuant to GCM Grosvenor Inc. 2020 Incentive Award Plan (Settlement Options)	10-Q	001-39716	10.1	11/09/22
10.38#	Form of Non-Employee Director Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement pursuant to GCM Grosvenor Inc. 2020 Incentive Award Plan	10-Q	001-39716	10.2	05/10/22
10.39#	GCM Grosvenor Inc. Amended and Restated Incentive Award Plan	10-Q	001-39716	10.1	08/09/23
10.40#	Form of Employee Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement pursuant to GCM Grosvenor Inc. Amended and Restated Incentive Award Plan	10-Q	001-39716	10.2	08/09/23
10.41#	Form of Employee Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement pursuant to GCM Grosvenor Inc. Amended and Restated Incentive Award Plan (Settlement Options)	10-Q	001-39716	10.3	08/09/23

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
10.42#	Form of Non-Employee Director Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement pursuant to GCM Grosvenor Inc. Amended and Restated Incentive Award Plan	10-Q	001-39716	10.4	08/09/23
10.43#	Grosvenor Capital Management, L.P. OCF III Bonus Plan	S-4	333-242297	10.23	09/18/20
10.44#	Grosvenor Capital Management, L.P. OCF IV Bonus Plan	S-4	333-242297	10.24	09/18/20
10.45#	GCM Grosvenor Inc. Non-Employee Director Compensation Policy (effective as of April 1, 2025)	8-K	001-39716	10.1	02/10/25
10.46	Office Lease, dated December 17, 2004, between LaSalle Bank National Association and Grosvenor Capital Management, L.P.	S-4	333-242297	10.37	10/09/20
10.47	First Amendment to Office Lease, dated May 31, 2007	S-4	333-242297	10.38	10/09/20
10.48	Second Amendment to Office Lease, dated July 1, 2008	S-4	333-242297	10.39	10/09/20
10.49	Third Amendment to Office Lease, dated August 31, 2009	S-4	333-242297	10.40	10/09/20
10.50	Fourth Amendment to Office Lease, dated September 1, 2011	S-4	333-242297	10.41	10/09/20
10.51	Fifth Amendment to Office Lease, dated May 31, 2012	S-4	333-242297	10.42	10/09/20
10.52	Sixth Amendment to Office Lease, dated January 18, 2013	S-4	333-242297	10.43	10/09/20
10.53	Seventh Amendment to Office Lease, dated November 30, 2017	S-4	333-242297	10.44	10/09/20
10.54	Eighth Amendment to Office Lease, dated December 26, 2019	S-4	333-242297	10.45	10/09/20
10.55	Ninth Amendment to Office Lease, dated May 16, 2023	10-Q	001-39716	10.6	08/09/23
10.56	Tenth Amendment to Office Lease, dated June 17, 2024	8-K	001-39716	10.1	6/21/24
10.57	Share Purchase Agreement, dated April 14, 2025, between GCM Grosvenor Inc. and Sumitomo Mitsui Trust Bank, Limited	8-K	001-39716	10.1	4/15/25
10.58	Equity Distribution Agreement, dated as of November 17, 2025, by and between the Company and Morgan Stanley & Co. LLC	8-K	001-39716	1.1	11/18/25
19.1	GCM Grosvenor Inc. Insider Trading Compliance Policy and Procedures	10-K	001-39716	10.1	2/21/25
21.1	List of subsidiaries of GCM Grosvenor Inc.					*
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm					*
31.1	Chief Executive Officer Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002					*
31.2	Chief Financial Officer Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002					*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					**
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					**
97.1	Amended and Restated Policy for Recovery of Erroneously Awarded Compensation	10-K	001-39716	97.1	2/21/25
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
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

GCM GROSVENOR INC.
Date: February 19, 2026	By:	/s/ Michael J. Sacks
Michael J. Sacks
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael J. Sacks	Chairman of the Board and Chief Executive Officer	February 19, 2026
Michael J. Sacks	(principal executive officer)
/s/ Jonathan Levin	President and Director	February 19, 2026
Jonathan Levin
/s/ Pamela L. Bentley	Chief Financial Officer	February 19, 2026
Pamela L. Bentley	(principal financial officer)
/s/ Kathleen P. Sullivan	Chief Accounting Officer	February 19, 2026
Kathleen P. Sullivan	(principal accounting officer)
/s/ Angela Blanton	Director	February 19, 2026
Angela Blanton
/s/ Francesca Cornelli	Director	February 19, 2026
Francesca Cornelli
/s/ David A. Helfand	Director	February 19, 2026
David A. Helfand
/s/ Stephen Malkin	Director	February 19, 2026
Stephen Malkin
/s/ Samuel C. Scott III	Director	February 19, 2026
Samuel C. Scott III