Form 10-Q
period 2026-03-31
GCM Grosvenor Inc.
filed 2026-05-07
CIK 1819796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 4, 2026, there were 60,383,165 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding and 141,665,831 shares of the registrant’s Class C common stock, par value $0.0001 per share, outstanding.

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
•“Management LLC” are to GCM Grosvenor Management, LLC, a Delaware limited liability company;
•“NAV” are to net asset value;
•“Sunset Date” are to the date the GCMH Equityholders beneficially own a number of voting shares representing less than 20% of the number of shares of Class A common stock beneficially owned by the GCMH Equityholders immediately following the Closing Date (assuming, for this purpose, that all outstanding Grosvenor common units are and were exchanged at the applicable measurement time by the GCMH Equityholders for shares of Class A common stock in accordance with the Fifth Amended and Restated Limited Liability Limited Partnership Agreement of GCMH and without regard to the lock-up or any other restriction on exchange);
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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. These statements include but are not limited to, statements regarding our future results of operations or financial condition; business strategy and plans; including anticipated dividends, capital return plans and stock repurchase activity; liquidity and capital resources, including the sufficiency of cash flows, borrowing capacity and proceeds from our ATM equity program; market opportunity and changes in investor perceptions of alternative investments, industry and business trends, including the impact of macroeconomic conditions, U.S. trade tariffs, inflation, interest rates and market volatility on our business, AUM, fundraising and investment realizations; regulatory, legal, tax and accounting developments and their potential impacts; our integration and use of artificial intelligence tools; the expected deployment of contracted, not yet fee-paying AUM; carried interest and performance fee realizations; the fair value of our investments; our ability to expand our product offerings including through joint ventures; our ability to grow our international investor base and retain existing investors; our anticipated tax receivable agreement obligations; and our relationships with our existing clients as part of our growth strategies. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions.

The forward-looking statements in this Quarterly Report on Form 10-Q are only current expectations and predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the historical performance of GCM Grosvenor’s funds may not be indicative of GCM Grosvenor’s future results; risks related to redemptions and termination of engagements; the variable nature of GCM Grosvenor’s revenues; competition in GCM Grosvenor’s industry; effects of government regulation or compliance failures, including in regards to new and changing regulations; market, geopolitical and economic conditions, identification and availability of suitable investment opportunities; risks related to the performance of GCM Grosvenor’s investments; and the other important factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and other filings with the Securities and Exchange Commission. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GCM Grosvenor Inc.
Condensed Consolidated Statements of Financial Condition
(In thousands, except share and per share amounts)

	As of
	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Cash and cash equivalents	$164,392	$242,116
Management fees receivable	23,237	23,937
Incentive fees receivable	20,650	73,860
Due from related parties	13,834	14,606
Investments	282,677	275,313
Premises and equipment, net	32,820	29,888
Lease right-of-use assets	39,001	40,016
Goodwill	28,959	28,959
Deferred tax assets, net	56,316	56,711
Other assets	26,889	28,356
Total assets	688,775	813,762
Liabilities and Equity (Deficit)
Accrued compensation and employee related obligations	54,821	108,146
Debt	362,931	428,435
Payable to related parties pursuant to the tax receivable agreement	54,618	54,636
Lease liabilities	51,536	51,794
Accrued expenses and other liabilities	42,589	43,319
Total liabilities	566,495	686,330
Commitments and contingencies (Note 13)

Preferred stock, $0.0001 par value, 100,000,000 shares authorized, none issued	—	—
Class A common stock, $0.0001 par value, 700,000,000 authorized; 59,410,644 and 60,721,681 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	6	6
Class B common stock, $0.0001 par value, 500,000,000 authorized, none issued	—	—
Class C common stock, $0.0001 par value, 300,000,000 authorized; 141,665,831 issued and outstanding as of March 31, 2026 and December 31, 2025	14	14
Additional paid-in capital	45,560	44,004
Accumulated other comprehensive loss	(651)	(770)
Retained earnings	(19,437)	(16,262)
Total GCM Grosvenor Inc. equity	25,492	26,992
Noncontrolling interests in subsidiaries	41,355	44,006
Noncontrolling interests in GCMH	55,433	56,434
Total equity	122,280	127,432
Total liabilities and equity (deficit)	$688,775	$813,762

See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Income (Loss)
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenues
Management fees	$110,870	$109,315
Incentive fees	11,993	15,068
Other operating income	1,915	1,463
Total operating revenues	124,778	125,846
Expenses
Employee compensation and benefits	75,368	82,240
General, administrative and other	28,928	28,276
Total operating expenses	104,296	110,516
Operating income	20,482	15,330
Investment income	3,921	764
Interest expense	(4,863)	(5,663)
Other income	1,340	846
Change in fair value of warrant liabilities	—	(8,776)
Net other income (expense)	398	(12,829)
Income before income taxes	20,880	2,501
Provision for income taxes	3,136	3,591
Net income (loss)	17,744	(1,090)
Less: Net income attributable to noncontrolling interests in subsidiaries	864	175
Less: Net income (loss) attributable to noncontrolling interests in GCMH	11,413	(1,728)
Net income attributable to GCM Grosvenor Inc.	$5,467	$463

Earnings (loss) per share of Class A common stock:
Basic	$0.09	$0.01
Diluted	$0.06	$(0.02)
Weighted average shares of Class A common stock outstanding:
Basic	61,024,459	45,630,941
Diluted	204,764,088	189,866,187
See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$17,744	$(1,090)
Other comprehensive income (loss), net of tax:
Net change in cash flow hedges	1,213	(6,710)
Foreign currency translation adjustment	(605)	730
Total other comprehensive income (loss)	608	(5,980)
Comprehensive income (loss) before noncontrolling interests	18,352	(7,070)
Less: Comprehensive income attributable to noncontrolling interests in subsidiaries	864	175
Less: Comprehensive income (loss) attributable to noncontrolling interests in GCMH	11,902	(6,612)
Comprehensive income (loss) attributable to GCM Grosvenor Inc.	$5,586	$(633)
See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Equity (Deficit)
(Unaudited)
(In thousands)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Noncontrolling Interests in GCMH	Total Equity (Deficit)
Balance at December 31, 2025	$6	$14	$44,004	$(16,262)	$(770)	$44,006	$56,434	$127,432

Capital contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	534	—	534
Capital distributions paid to noncontrolling interests	—	—	—	—	—	(4,049)	—	(4,049)
Repurchase of Class A common stock	—	—	(5,489)	—	—	—	(11,983)	(17,472)
Settlement of equity-based compensation in satisfaction of withholding tax requirements	—	—	(338)	—	—	—	(799)	(1,137)
Partners’ distributions	—	—	—	—	—	—	(22,749)	(22,749)
Deemed contributions	—	—	—	—	—	—	5,378	5,378
Net change in cash flow hedges	—	—	—	—	298	—	915	1,213
Translation adjustment	—	—	—	—	(179)	—	(426)	(605)
Equity-based compensation, equity-classified awards	—	—	7,298	—	—	—	17,277	24,575
Declared dividends	—	—	—	(8,642)	—	—	—	(8,642)
Deferred tax and other tax adjustments	—	—	58	—	—	—	—	58
Equity reallocation between controlling and noncontrolling interests	—	—	27	—	—	—	(27)	—
Net income (loss)	—	—	—	5,467	—	864	11,413	17,744
Balance at March 31, 2026	$6	$14	$45,560	$(19,437)	$(651)	$41,355	$55,433	$122,280

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Noncontrolling Interests in GCMH	Total Equity (Deficit)
Balance at December 31, 2024	$4	$14	$5,752	$(35,040)	$1,650	$52,233	$(114,952)	$(90,339)

Capital contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	260	—	260
Capital distributions paid to noncontrolling interests	—	—	—	—	—	(5,188)	—	(5,188)
Issuance of Class A common stock due to exercised warrants	—	—	806	—	—	—	2,575	3,381
Settlement of equity-based compensation in satisfaction of withholding tax requirements	—	—	(74)	—	—	—	(238)	(312)
Partners’ distributions	—	—	—	—	—	—	(19,064)	(19,064)
Deemed contributions	—	—	—	—	—	—	12,225	12,225
Net change in cash flow hedges	—	—	—	—	(1,270)	—	(5,440)	(6,710)
Translation adjustment	—	—	—	—	174	—	556	730
Equity-based compensation, equity-classified awards	—	—	5,321	—	—	—	16,980	22,301
Declared dividends	—	—	—	(5,849)	—	—	—	(5,849)
Deferred tax and other tax adjustments	—	—	(19)	—	—	—	—	(19)
Equity reallocation between controlling and noncontrolling interests	—	—	—	(257)	—	—	257	—
Net income (loss)	—	—	—	463	—	175	(1,728)	(1,090)
Balance at March 31, 2025	$4	$14	$11,786	$(40,683)	$554	$47,480	$(108,829)	$(89,674)

See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income (loss)	$17,744	$(1,090)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	920	1,010
Equity-based compensation, equity-classified awards	24,575	22,301
Deferred income tax expense	601	901
Other non-cash compensation	46	184
Partnership interest-based compensation	5,378	12,225
Amortization of debt issuance costs	177	192
Amortization of terminated swap	(1,870)	(1,870)
Proceeds received (payments made) for terminated interest rate derivatives	—	—
Loss on extinguishment of debt	414	—
Change in fair value of warrant liabilities	—	8,776
Change in payable to related parties pursuant to tax receivable agreement	—	8
Proceeds received from investments	2,765	3,335
Non-cash investment income	(3,921)	(764)
Non-cash lease expense	962	952
Other	45	(136)
Change in assets and liabilities:
Management fees receivable	674	(262)
Incentive fees receivable	53,210	35,391
Due from related parties	1,197	1,425
Other assets	1,147	(1,756)
Accrued compensation and employee related obligations	(54,357)	(49,328)
Lease liabilities, net	(191)	(1,197)
Accrued expenses and other liabilities	2,207	2,967
Net cash provided by operating activities	51,723	33,264
Cash flows from investing activities
Purchases of premises and equipment	(3,848)	(1,170)
Contributions/subscriptions to investments	(9,242)	(5,887)
Distributions from investments	2,606	5,917
Net cash used in investing activities	(10,484)	(1,140)
Cash flows from financing activities
Capital contributions received from noncontrolling interests	534	260
Capital distributions paid to partners and member	(22,749)	(19,064)
Capital distributions paid to noncontrolling interests	(4,049)	(5,188)
Principal payments on Senior Loan	(66,095)	(1,095)
Payments to repurchase Class A common stock	(17,472)	—
Proceeds from exercise of warrants	—	2,762
Settlement of equity-based compensation in satisfaction of withholding tax requirements	(1,137)	(312)
Dividends paid	(7,509)	(5,066)
Net cash used in financing activities	(118,477)	(27,703)
Effect of exchange rate changes on cash	(486)	624
Net increase (decrease) in cash and cash equivalents	$(77,724)	$5,045
Cash and cash equivalents
Beginning of period	242,116	89,454
End of period	$164,392	$94,499
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$5,901	$7,171
Cash paid during the period for income taxes, net	$1,358	$1,324
Supplemental disclosure of cash flow information from operating activities
Non-cash right-of-use assets obtained in exchange for new and modified operating leases	$—	$206
Non-cash adjustment to operating lease right-of-use assets from lease modification	$—	$(76)
Supplemental disclosure of cash flow information from investing activities
Non-cash premises and equipment additions in accrued expenses and other liabilities	$46	$—
Supplemental disclosure of non-cash information from financing activities
Deemed contributions from GCMH Equityholders	$5,378	$12,225
Establishment of deferred tax assets, net related to non-cash activities	$58	$(19)
Non-cash change in payable to related parties pursuant to tax receivable agreement	$(18)	$—
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
GCMG was incorporated on July 27, 2020 under the laws of the State of Delaware for the purpose of consummating the Transaction and merging with CF Finance Acquisition Corp. (“CFAC”), which was incorporated on July 9, 2014 under the laws of the State of Delaware. GCMG owns all of the equity interests of GCM Grosvenor Holdings, LLC (“IntermediateCo”), formerly known as CF Finance Intermediate Acquisition, LLC until November 18, 2020, which is the general partner of GCMH subsequent to the Transaction. GCMG’s ownership (through IntermediateCo) of GCMH as of March 31, 2026 and December 31, 2025 was approximately 29.5% and 30.0%, respectively.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all necessary adjustments (which consists of only normal recurring items) have been made to fairly present the Condensed Consolidated Financial Statements for the interim periods presented. Results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”).
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
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. ASU 2025-09 clarifies certain aspects of the hedge accounting guidance and addresses incremental issues that emerged following ASU 2017-12 and the global reference rate reform initiative, with the objective of more closely aligning hedge accounting with the economics of an entity’s risk management activities. The amendments include updates related to assessing similar risk exposure for cash flow hedge groups, hedging variable interest payments on choose-your-rate debt structures, hedging components of nonfinancial forecasted transactions, the use of certain net written option strategies, and the accounting for foreign-currency-denominated debt in dual hedging relationships. ASU 2025-09 is effective for fiscal years beginning after December 15, 2026, and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-09.
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
3. Revenues
For the three months ended March 31, 2026 and 2025, management fees and incentive fees consisted of the following:

	Three Months Ended March 31,
Management fees	2026	2025
Management fees, net	$105,205	$104,633
Fund expense reimbursement revenue	5,665	4,682
Total management fees	$110,870	$109,315

	Three Months Ended March 31,
Incentive fees	2026	2025
Performance fees	$5,501	$3,818
Carried interest	6,492	11,250
Total incentive fees	$11,993	$15,068
The Company recognized revenues of $0.3 million and $0.9 million during the three months ended March 31, 2026 and 2025, respectively, that was previously received and deferred at the beginning of the respective periods.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

4. Investments
Investments consist of the following:

	As of
	March 31, 2026	December 31, 2025
Equity method investments	$262,813	$255,740
Other investments	19,864	19,573
Total investments	$282,677	$275,313
As of March 31, 2026 and December 31, 2025, the Company held investments of $282.7 million and $275.3 million, respectively, of which $38.2 million and $40.5 million were owned by noncontrolling interest holders, respectively. Future net income (loss) and cash flow from investments held by noncontrolling interest holders will not be attributable to the Company.
On February 28, 2025, the Company closed a joint venture, Grove Lane Partners LLC (“Grove Lane”), a premier distribution platform to broaden individual investor access to alternative investments. Upon closing, the Company made a total capital commitment of $15.0 million in exchange for a 49% interest in Grove Lane, which is accounted for using the equity method of accounting. Under the terms of the joint venture agreement, the Company maintains the right, but not the obligation, to purchase the remaining 51% interest at a future date based on an agreed upon future value. As of March 31, 2026, the Company has funded $6.7 million of its capital commitment.
Other Investments
See Note 5 for fair value disclosures of certain investments held within other investments. The Company also holds $0.1 million of other investments not held at fair value within other investments as of March 31, 2026 and December 31, 2025.
5. Fair Value Measurements
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis and level of inputs used for such measurements as of March 31, 2026 and December 31, 2025:

	Fair Value as of March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$111,587	$—	$—	$111,587
Other investments	—	—	19,780	19,780
Total assets	$111,587	$—	$19,780	$131,367

Liabilities
Interest rate derivatives	—	7,768	—	7,768
Total liabilities	$—	$7,768	$—	$7,768

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

	Fair Value as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$202,553	$—	$—	$202,553
Other investments	—	—	19,462	19,462
Total assets	$202,553	$—	$19,462	$222,015

Liabilities
Interest rate derivatives	—	10,694	—	10,694
Total liabilities	$—	$10,694	$—	$10,694
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
Other Investments
Investments in the subordinated notes of structured alternatives investment solutions are not publicly traded and are classified as Level 3. Management determines the fair value of its other investments using a discounted cash flow analysis (“Cash Flow Analysis”), which includes assumptions regarding the expected deployment and realization timing of the private investment. These positions were classified as Level 3 as of March 31, 2026 and December 31, 2025 because of the use of significant unobservable inputs in the Cash Flow Analysis as follows:

	March 31, 2026		December 31, 2025		Impact to Valuation from an Increase in Input(2)
Significant Unobservable Inputs(1)	Range	Weighted Average	Range	Weighted Average
Discount rate(3)	25.3% – 31.0%	27.0%	25.3% – 30.8%	26.9%	Decrease
Expected remaining term (years)	6 – 11	N/A	4 – 11	N/A	Decrease
Expected total value to paid in capital – private assets(4)	1.44x – 2.24x	1.78x	1.44x – 2.18x	1.78x	Increase
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
The resulting fair values of $19.8 million and $19.5 million were recorded within investments in the Condensed Consolidated Statements of Financial Condition as of March 31, 2026 and December 31, 2025, respectively.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
The following table presents changes in Level 3 assets measured at fair value for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$19,462	$11,993
Purchases	817	—
Distributions	(428)	—
Change in fair value	(71)	348
Balance at end of period	$19,780	$12,341
Public Warrants
All outstanding public warrants were exercised or expired unexercised during the year ended December 31, 2025. Prior to exercise, the public warrants were valued using quoted market prices on the Nasdaq Stock Market LLC under the ticker GCMGW.
Private Warrants
All outstanding private warrants were exercised during the year ended December 31, 2025. Prior to exercise, the private warrants were classified as Level 3 as of December 31, 2025 because of the use of significant unobservable inputs in the valuation, however the overall private warrant valuation and change in fair value are not material to the Condensed Consolidated Financial Statements.
The following table presents changes in Level 3 liabilities measured at fair value for the three months ended March 31, 2025:

Three Months Ended March 31, 2025
Balance at beginning of period	$1,361
Change in fair value	518
Balance at end of period	$1,879
6. Equity
Shares of Common Stock Outstanding
The following table shows a rollforward of the common stock outstanding for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
	Class A common stock	Class B common stock	Class C common stock
Beginning of period	60,721,681	—	141,665,831
Net shares delivered for vested RSUs	215,234	—	—
Repurchase of Class A shares	(1,526,271)	—	—
End of period	59,410,644	—	141,665,831

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
As of March 31, 2026, 1,359,435 RSUs were vested, but not yet delivered, and are therefore not yet included in outstanding Class A common stock. The delivery of vested RSUs will be reduced by the number of shares withheld to satisfy statutory withholding tax obligations as well as RSUs that are settled in cash. See Note 10 for additional information on the Company’s RSUs.
The Company records a reallocation adjustment between GCMG equity and noncontrolling interests in GCMH to reflect the impact of changes in economic ownership percentages during the respective period and adjust previously recorded equity transactions to the economic ownership percentage as of the end of each reporting period.
At-the-Market Equity Program
On November 17, 2025, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Morgan Stanley & Co. LLC (the “Agent”), pursuant to which the Company may issue and sell up to $100.0 million in shares of our Class A common stock through an at-the-market (“ATM”) equity program. On November 18, 2025, the Company filed a prospectus supplement relating to this ATM equity sales program concurrently.

The Company did not issue any shares under the ATM equity program during the three months ended March 31, 2026.
Dividends
Dividends are reflected in the Condensed Consolidated Statements of Equity (Deficit) when declared by the Board of Directors. The table below summarizes dividends declared to date during 2026:

Declaration Date	Record Date	Payment Date	Dividend per Class A Common Share
February 9, 2026	March 2, 2026	March 16, 2026	$0.12
May 5, 2026	June 5, 2026	June 15, 2026	$0.12
Dividend equivalent payments of $4.5 million were accrued for holders of undelivered RSUs as of March 31, 2026. Distributions to partners represent distributions made to GCMH Equityholders.
Stock Repurchase Plan
On August 6, 2021, GCMG’s Board of Directors authorized a stock repurchase plan which may be used to repurchase shares of the Company’s outstanding Class A common stock and then outstanding warrants to purchase shares of Class A common stock. Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions, including with employees or otherwise, pursuant to the requirements of Rule 10b5-1 and Rule 10b-18 of the Exchange Act, as well as to retire (by cash settlement or the payment of tax withholding amounts upon net settlement) equity-based awards granted under our 2020 Incentive Award Plan, as amended and restated (and any successor plan thereto), with the terms and conditions of these repurchases depending on legal requirements, price, market and economic conditions and other factors. The Company is not obligated under the terms of the plan to repurchase any of its Class A common stock, the program has no expiration date and the Company may suspend or terminate the program at any time without prior notice. Any shares of Class A common stock repurchased as part of this program will be canceled. GCMG’s Board of Directors has made subsequent increases to its original stock repurchase authorization amount for shares and, until November 17, 2025, warrants. As of December 31, 2025, the total authorization was $220 million, excluding fees and expenses. On February 9, 2026,

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

GCMG’s Board of Directors increased the firm's existing repurchase authorization by $35 million, from $220 million to $255 million.
During the three months ended March 31, 2026, the Company was deemed to have repurchased 97,246 shares which reflects both RSUs that were settled in cash and shares retired in connection with the net share settlement of equity-based awards, for $1.1 million, or an average of $11.70 per share. See Note 10 for additional information regarding RSUs.
During the three months ended March 31, 2026, the Company repurchased 1,526,271 shares of Class A common stock for $17.5 million, or an average of $11.45 per share. As of March 31, 2026, the Company had $72.1 million remaining under the stock repurchase plan.
In April 2026, the Company was deemed to have repurchased 724,333 shares for RSUs that were settled in cash, including amounts withheld in connection with the payment of tax withholding obligations, for $7.9 million, or an average of $10.88 per share. As of April 30, 2026, the Company had $64.2 million remaining under the stock repurchase plan.
7. Warrants
The public and private warrants met the definition of a derivative under ASC 815 and the Company recorded these warrants as liabilities in the Condensed Consolidated Statements of Financial Condition at fair value, with subsequent changes in their respective fair values recorded in the change in fair value of warrant liabilities within the Condensed Consolidated Statements of Income (Loss) at each reporting date.
Each public warrant entitled the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. The warrants expired 5 years after the consummation of the Transaction, or earlier upon redemption or liquidation. The public warrant holders did not have the rights or privileges of holders of Class A common stock and any voting rights until they had exercised their warrants and received shares of Class A common stock. The warrants expired on November 17, 2025.
During the three months ended March 31, 2025, 240,190 public warrants were exercised resulting in $2.8 million of proceeds. During the year ended December 31, 2025, 10,410,334 public warrants were exercised resulting in $119.7 million of proceeds.
The private placement warrants (including the Class A common stock issuable upon exercise of the private placement warrants) were not redeemable by the Company so long as they are held by CF Sponsor, Holdings or their permitted transferees. CF Sponsor, Holdings or their permitted transferees, had the option to exercise the private placement warrants on a cashless basis.
During the year ended December 31, 2025, 900,000 private warrants were exercised, resulting in the issuance of 6,988 shares of Class A common stock pursuant to the election of the cashless basis exercise. No private warrants were outstanding during the three months ended March 31, 2026.
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
The carrying amounts of consolidated VIE’s assets and liabilities, adjusting for intercompany eliminations, were as follows:

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

	As of
	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$950	$2,497
Management fees receivable	540	449
Other assets	306	302
Total assets	$1,796	$3,248
Liabilities
Accrued expenses and other liabilities	559	234
Total liabilities	$559	$234
The Company holds variable interests in certain entities that are VIEs which are not consolidated, as it is determined that the Company is not the primary beneficiary. The Company’s involvement with such entities is generally in the form of direct equity interests in, and fee arrangements with, the entities in which it also serves as the general partner or managing member. The Company evaluated its variable interests in the VIEs and determined it is not considered the primary beneficiary of the entities primarily because it does not have interests in the entities that could potentially be significant. No reconsideration events that caused a change in the Company’s consolidation conclusions occurred during either the three months ended March 31, 2026 or the year ended December 31, 2025. As of March 31, 2026 and December 31, 2025, the total unfunded commitments from the special limited partner and general partners to the unconsolidated VIEs were $86.6 million and $88.3 million, respectively. These commitments are the primary source of financing for the unconsolidated VIEs.
The following table sets forth certain information regarding the VIEs in which the Company holds a variable interest but does not consolidate. The assets recognized on the Company’s Condensed Consolidated Statements of Financial Condition relate to the Company’s interests in and management fees, incentive fees and third party costs receivables from these non-consolidated VIEs. The Company’s maximum exposure to loss relating to non-consolidated VIEs as of March 31, 2026 and December 31, 2025 were as follows:

	As of
	March 31, 2026	December 31, 2025
Investments	$125,101	$121,572
Receivables	9,688	12,387
Maximum exposure to loss	$134,789	$133,959
The above table includes investments in VIEs which are owned by noncontrolling interest holders of approximately $20.8 million and $22.0 million as of March 31, 2026 and December 31, 2025, respectively.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
9. Employee Compensation and Benefits
For the three months ended March 31, 2026 and 2025, employee compensation and benefits consisted of the following:

	Three Months Ended March 31,
	2026	2025
Cash-based employee compensation and benefits	$38,350	$39,047
Equity-based compensation	22,954	20,301
Partnership interest-based compensation	5,378	12,225
Carried interest compensation	4,422	5,325
Cash-based incentive fee related compensation	4,218	5,158
Other non-cash compensation	46	184
Total employee compensation and benefits	$75,368	$82,240
Partnership Interest in Holdings, Holdings II and Management LLC
Payments and settlements for partnership interest awards to the employees are made by GCMH Equityholders. As a result, the Company records a non-cash profits interest compensation charge and an offsetting deemed contribution to equity (deficit) to reflect the payments or settlements made or owed by the GCMH Equityholders. Since payments or settlements are made by Holdings, Holdings II and Management LLC, the expense that is pushed down to GCMH and the offsetting deemed contribution are each attributed solely to noncontrolling interests in GCMH. Any liability related to the awards is recognized at Holdings, Holdings II or Management LLC as Holdings, Holdings II or Management LLC is the party responsible for satisfying the obligation, and is not shown in the Company’s Condensed Consolidated Financial Statements. The Company has recorded deemed contributions to equity (deficit) from Holdings, Holdings II and Management LLC of $5.4 million and $12.2 million for the three months ended March 31, 2026 and 2025, respectively, for partnership interest-based compensation expense which was or will ultimately be paid or settled by Holdings, Holdings II or Management LLC.
GCMH Equityholders have modified awards to certain individuals upon their voluntary retirement or intention to retire as employees. These awards generally include a stated target amount that, upon payment, terminates the recipient’s rights to future distributions and allows for a lump sum buy-out of the awards, at the discretion of the managing member of Holdings, Holdings II, and Management LLC. The awards are accounted for as partnership interest-based compensation at the fair value of these expected future payments, in the period the employees accepted the offer when there is no continued service required. The Company recognized partnership interest-based compensation expense related to award modifications of $2.5 million and $5.4 million for the three months ended March 31, 2026 and 2025, respectively.
The liability associated with awards that contain a stated target has been retained by Holdings as of March 31, 2026 and December 31, 2025 and is re-measured at each reporting date, with any corresponding changes in liability being reflected as employee compensation and benefits expense of the Company. Certain recipients had unvested stated target payments of $23.1 million and $14.6 million as of March 31, 2026 and 2025, respectively, which will be reflected as employee compensation and benefits expense by the Company over the service period. The Company recognized partnership interest-based compensation expense of $2.9 million for each the three months ended March 31, 2026 and 2025, respectively, related to profits interest awards that are in substance profit-sharing arrangements.
GCMH Equityholders Awards
In the year ended December 31, 2022, GCMH Equityholders entered into agreements that will transfer equity ownership between certain existing employee members of the GCMH Equityholders (“GCMH Equityholders Awards”). The GCMH Equityholders Awards will entitle recipients to receive Class A common stock upon vesting. The non-cash awards serve to transfer equity ownership from existing GCMH Equityholders to other existing member employees upon vesting. The GCMH Equityholders Awards did not dilute Class A common stockholders and did not impact cash flows of the Company. The GCMH Equityholders Awards are accounted for under ASC 718, Compensation—Stock Compensation. The awards vested in May 2025 and do not entitle the recipients to dividends or distributions made on Class A common stock until delivery. As such, the fair value of the GCMH Equityholders Awards is based on the closing price of Class A common stock on the accounting grant date

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
less the present value of dividends expected to be paid during the vesting period. GCMH Equityholders can settle the awards at various dates after vesting by exchanging outstanding GCMH common units or by otherwise acquiring and delivering Class A common stock, and therefore the vesting of such awards will not dilute Class A common stockholders. As such, the expense that is pushed down to GCMH and the offsetting deemed contribution are each attributed solely to noncontrolling interests in GCMH, consistent with the accounting for payments to employees described above. The GCMH Equityholders Awards of 7,169,415 units had an aggregate grant date fair value of $53.4 million, or an average grant date fair value of $7.45 per unit. During the three months ended March 31, 2025, a modification of a GCMH Equityholder Award was made that changed settlement of 200,000 shares to be from the Company’s 2020 Incentive Award Plan. This modification did not impact partnership interest-based compensation expense recognized. The Company recognized partnership interest-based compensation expense related to the GCMH Equityholders Awards of $3.9 million for the three months ended March 31, 2025. The Company did not recognize any partnership interest-based compensation expense related to the GCMH Equityholders Awards for the three months ended March 31, 2026 as all compensation expense related to the GCMH Equityholders Awards was previously recognized.
Other non-cash compensation
Other non-cash compensation consists of employee compensation and benefits expense related to deferred compensation programs and other awards that represent investments made in GCM Funds on behalf of the employees.
10. Equity-Based Compensation
During the three months ended March 31, 2026, the Company granted 3.0 million equity-classified RSUs and 1.1 million liability-classified RSUs with aggregate grant date fair values of $34.9 million and $12.8 million, respectively, to certain employees.
The liability-classified RSUs are either classified as liabilities because they are required to be settled in cash or because the Company has the right to and intends to (as of the grant date or March 31, 2026, as applicable) settle the RSUs partially or wholly in cash. During the three months ended March 31, 2026, the Company reclassified 1.9 million RSUs from liability-classified to equity-classified based on management’s intent to settle the awards in shares of Class A common stock. The majority of liability-classified awards outstanding as of December 31, 2025 were granted in November 2025, vested on March 1, 2026 and were delivered on April 15, 2026. Of the 1.1 million liability-classified RSUs granted during the three months ended March 31, 2026, 0.9 million vested and were delivered on April 15, 2026.
Other than RSUs granted during the three months ended March 31, 2026 and vested and delivered on April 15, 2026, outstanding awards generally vest either (a) over a one to three year period, or (b) over a three to seven year period. Upon delivery, the Company may withhold the number of shares to satisfy the statutory withholding tax obligation and deliver the net number of resulting shares vested.
A summary of non-vested equity-classified RSU activity for the three months ended March 31, 2026 is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of December 31, 2025	5,650,997	$11.57
Granted	3,022,628	11.56
Reclassified from liability-classified RSUs	1,859,328	11.22
Vested	(1,306,611)	11.19
Forfeited	(1,302)	14.12
Balance as of March 31, 2026	9,225,040	$11.55

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

A summary of non-vested liability-classified RSU activity for the three months ended March 31, 2026 is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of December 31, 2025	1,648,898	$11.08
Granted	1,096,121	11.66
Reclassified to equity-classified RSUs	(1,859,328)	11.22
Vested	(413,781)	11.50
Balance as of March 31, 2026	471,910	$11.53
The total grant-date fair value of RSUs that vested during three months ended March 31, 2026 and 2025 was $19.4 million and $17.2 million, respectively. For the three months ended March 31, 2026 and 2025, $23.0 million and $20.3 million, respectively, of compensation expense related to RSUs was recorded within employee compensation and benefits in the Condensed Consolidated Statements of Income (Loss). As of March 31, 2026, total unrecognized compensation expense related to unvested RSUs was $82.3 million and is expected to be recognized over the remaining weighted average period of 3.7 years.
The tax benefit related to RSUs that vested and were delivered during the three months ended March 31, 2026 was $0.3 million.
11. Debt
The table below summarizes the outstanding debt balance as of March 31, 2026 and December 31, 2025:

	As of
	March 31, 2026	December 31, 2025
Senior loan	$365,335	$431,430
Less: debt issuance costs	(2,404)	(2,995)
Total debt	$362,931	$428,435
Maturities of debt for the next five years and thereafter as of March 31, 2026 are as follows:

Remainder of 2026	$3,285
2027	4,380
2028	4,380
2029	4,380
2030	348,910
Total	$365,335
Senior Loan
On January 2, 2014, the Company entered into a senior secured term loan facility (as amended, amended and restated, supplemented or otherwise modified, the “Senior Loan”), which was subsequently amended through several debt modifications.
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
In addition to the scheduled principal repayments, the Company is required to offer to make prepayments of Consolidated Excess Cash Flow (“Cash Flow Payments”) no later than five days following the date the quarterly financial statements are due if the leverage ratio exceeds certain thresholds in the Amended Credit Agreement No. 8. The Cash Flow Payments were calculated as defined in the Senior Loan agreement based on a percentage of calculated excess cash. During the three months ended March 31, 2026, the Company was not required to offer to make any Cash Flow Payments.
During the three months ended March 31, 2026, the Company completed a voluntary prepayment of $65.0 million on our outstanding 2030 Term Loans. As a result of the voluntary prepayment, the Company expensed $0.4 million for the write off of previously capitalized debt issuance costs which is recorded within other income in the Condensed Consolidated Statements of Income (Loss) for the three months ended March 31, 2026.
As of March 31, 2026 and December 31, 2025, $365.3 million and $431.4 million of 2030 Term Loans were outstanding, respectively, with weighted average interest rates of 5.94% and 6.58% for the three months ended March 31, 2026 and 2025, respectively.
Under the credit and guaranty agreement governing the terms of the Senior Loan, the Company must maintain certain leverage and interest coverage ratios. The credit and guaranty agreement also contains other covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur debt and restrict the Company and its subsidiaries ability to merge or consolidate, or sell or convey all or substantially all of the Company’s assets. As of March 31, 2026, the Company was in compliance with all covenants.
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
Revolving Credit Facility
Concurrent with the issuance of the Senior Loan, the Company entered into a $50.0 million revolving credit facility (“Revolving Credit Facility”). The Revolving Credit Facility maturity date was extended from February 24, 2026 to February 24, 2028 as part of Amendment No. 8 to the Credit Agreement, and carries an unused commitment fee of up to 0.50% per annum. There were no outstanding borrowings related to the Revolving Credit Facility as of each of March 31, 2026 and December 31, 2025.
Other
Certain subsidiaries of the Company agree to jointly and severally guarantee, as primary obligors and not merely as surety guarantees the obligations of their parent entity, GCMH.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

Amortization of deferred debt issuance costs was $0.2 million for each of the three months ended March 31, 2026 and 2025, respectively. These amounts are recorded within interest expense in the Condensed Consolidated Statements of Income (Loss).
The carrying value of the Senior Loan, excluding the unamortized debt issuance costs presented as a reduction to the principal balance, approximated its fair value as of March 31, 2026 and December 31, 2025. As the Senior Loan was not accounted for at fair value, it was not included in the Company’s fair value hierarchy in Note 5, however had it been included, it would have been classified in Level 2.
12. Interest Rate Derivatives
The Company has entered into various derivative agreements with financial institutions to hedge interest rate risk related to its outstanding debt. The Company had the following interest rate derivatives recorded within accrued expenses and other liabilities as of March 31, 2026 and December 31, 2025 in the Condensed Consolidated Statements of Financial Condition:

Derivative	Notional Amount	Fair Value as of March 31, 2026	Fair Value as of December 31, 2025	Fixed Rate Paid	Floating Rate Received	Effective Date(2)	Maturity Date
Interest rate swap	$300,000	$(3,699)	$(6,109)	4.37%	1 month Term SOFR(1)	November 2022	February 2028
Interest rate swap	$28,500	$(463)	$(707)	4.47%	1 month Term SOFR(1)	May 2024	February 2028
Interest rate swap	$317,000	$(3,606)	$(3,878)	4.17%	1 month Term SOFR(1)	February 2028	February 2030
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
A rollforward of the amounts in accumulated other comprehensive income (loss) (“AOCI”) related to interest rate derivatives designated as cash flow hedges is as follows:

	Three Months Ended March 31,
	2026	2025
Derivative gain at beginning of period	$4,669	$18,342
Amount recognized in other comprehensive income (loss)(1)	2,597	(4,797)
Amount reclassified from accumulated other comprehensive income (loss) to interest expense	(1,384)	(1,913)
Derivative gain at end of period	5,882	11,632
Less: gain attributable to noncontrolling interests in GCMH	5,319	10,056
Derivative gain at end of period, net	$563	$1,576
____________
(1)Net tax benefit of $(0.2) million and $(0.4) million for the three months ended March 31, 2026 and 2025, respectively.
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
The Company reclassified $1.9 million for each of the three months ended March 31, 2026 and 2025, respectively, from AOCI to interest expense, relating to the derivative instruments terminated that initially qualified for hedge accounting. The net impact of these reclassifications decreased interest expense for each of the three months ended March 31, 2026 and 2025.

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
During the next twelve months, the Company expects to reclassify approximately $5.5 million from AOCI to interest expense, which will decrease interest expense, including the impact of the swap terminations.
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
Operating lease costs are recorded within general, administrative and other and sublease income is recorded within other income in the Condensed Consolidated Statements of Income (Loss). The lease cost and sublease income components were as follows:

	Three Months Ended March 31,
	2026	2025
Operating lease cost(1)	$1,863	$1,873
Variable lease cost(2)	1,152	1,029
Less: sublease income	52	51
Total lease cost	$2,963	$2,851
____________
(1)Includes $0.1 million of short term lease expense for each of the three months ended March 31, 2026 and 2025, respectively.
(2)Includes common area maintenance charges and other variable costs not included in the measurement of ROU assets and lease liabilities.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
The following table summarizes cash flows and other supplemental information related to our operating leases:

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities(1)	$1,714	$2,046
Non-cash ROU assets obtained in exchange for new and extended operating leases	$—	$206
Weighted average remaining lease term in years	12.6 years	13.5 years
Weighted average discount rate	6.3%	6.3%
(1)Excludes $0.7 million of cash received during the three months ended March 31, 2026 for lease incentives received related to the New York office lease.
As of March 31, 2026, the maturities of operating lease liabilities were as follows:

Remainder of 2026	$4,390
2027	7,446
2028	7,349
2029	6,137
2030	6,497
Thereafter	56,391
Total lease payments	$88,210
Less: tenant improvement allowance	(8,976)
Less: imputed interest	(27,698)
Total operating lease liabilities	$51,536

Commitments
The Company owns a 6.25% interest in an aircraft and is required to pay a fixed management fee of $0.3 million per year until September 3, 2029.
The Company had $137.5 million and $140.6 million of unfunded investment commitments as of March 31, 2026 and December 31, 2025, respectively, representing general partner capital funding commitments to several of the GCM Funds and other commitments to our equity method investments.
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
In connection with the loan program, the Company entered into a separate arrangement with the third-party lender that includes a buyback provision, which represents a performance guarantee under applicable accounting guidance. Under the buyback provision, the Company may be required, upon an employee’s failure to perform under a loan agreement, to make a payment to the lender and acquire the pledged investment interests. The Company’s obligation is limited to an amount equal to the lesser of the outstanding loan balance or the fair value of the pledged investment interests at the time the guarantee is triggered. As of March 31, 2026, no loans were outstanding subject to the buyback provision. As of March 31, 2026, no defaults or repurchases have occurred under the EIP.
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
The Company has a sublease agreement with Holdings. Because the terms of the sublease are identical to the terms of the original and amended leases, there is no impact to net income (loss) in the Condensed Consolidated Statements of Income (Loss) or Condensed Consolidated Statements of Cash Flows.
The Company incurs certain costs, primarily related to accounting, client reporting, investment-decision making and treasury-related expenditures, for which it receives reimbursement from the GCM Funds in connection with its performance obligations to provide investment management services. The Company also incurs certain costs, primarily related to employee benefits and travel, for which it receives reimbursement from Holdings. Due from related parties in the Condensed Consolidated Statements of Financial Condition includes net receivables from GCM Funds of $13.7 million and $14.5 million as of March 31, 2026 and December 31, 2025, respectively, and from Holdings of less than $0.1 million as of March 31, 2026 and December 31, 2025 paid on behalf of affiliated entities that are reimbursable to the Company. No net payables to GCM Funds were accrued as of March 31, 2026 and December 31, 2025, respectively.
Our executive officers, senior professionals, and certain current and former employees and their families invest on a discretionary basis in GCM Funds, and such investments are generally not subject to management fees and performance fees.
Certain employees of the Company have an economic interest in an entity that is the owner and landlord of the building in which the principal headquarters of the Company are located. The Company paid $0.4 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively, related to this lease. This expense is recorded within general, administrative and other in the Condensed Consolidated Statements of Income (Loss).
The Company utilizes the services of an insurance broker to procure insurance coverage, including its general commercial package policy, workers’ compensation and professional and management liability coverage for its directors and officers. Certain members of Holdings have an economic interest in, and relatives are employed by, the Company’s insurance broker.
From time to time, certain of the Company’s executive officers utilize a private business aircraft, including an aircraft wholly owned or controlled by members of Holdings. Additionally, the Company arranges for the use of the private business aircraft through a number of charter services, including entities predominantly or wholly owned or controlled by members of Holdings. The Company paid, net of reimbursements, $1.0 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively, to utilize aircraft and charter services wholly owned or controlled by members of Holdings, which is recorded within general, administrative and other in the Condensed Consolidated Statements of Income (Loss).

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
The Company’s effective tax rate was 15% and 144% for the three months ended March 31, 2026 and 2025, respectively. These rates were different than the statutory rate primarily due to the portion of income allocated to the noncontrolling interest holders, including profits interest expense, as well as a valuation allowance recorded against deferred tax assets and discrete tax adjustments recorded in the periods.
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

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
16. Earnings (Loss) Per Share
The following is a reconciliation of basic and diluted earnings (loss) per share for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Numerator for earnings (loss) per share calculation:
Net income attributable to GCM Grosvenor Inc., basic	$5,467	$463
Exchange of Partnership units	6,766	(4,555)
Assumed vesting of RSUs	—	—
Net income (loss) attributable to common stockholders, diluted	$12,233	$(4,092)

Denominator for earnings (loss) per share calculation:
Weighted-average shares, basic	61,024,459	45,630,941
Exchange of Partnership units	141,665,831	144,235,246
Assumed vesting of RSUs - incremental shares under the treasury stock method	2,073,798	—
Weighted-average shares, diluted	204,764,088	189,866,187

Basic EPS
Net income attributable to common stockholders, basic	$5,467	$463
Weighted-average shares, basic	61,024,459	45,630,941
Net income per share attributable to common stockholders, basic	$0.09	$0.01

Diluted EPS
Net income (loss) attributable to common stockholders, diluted	$12,233	$(4,092)
Weighted-average shares, diluted	204,764,088	189,866,187
Net income (loss) per share attributable to common stockholders, diluted	$0.06	$(0.02)
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
The following outstanding potentially dilutive securities were excluded from the calculations of diluted earnings (loss) per share attributable to common stockholders because their impact would have been antidilutive for the periods presented:

	Three Months Ended March 31,
	2026	2025
Public warrants	—	16,784,970
Private warrants	—	900,000
Unvested RSUs under the treasury stock method	—	2,594,014

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

17. Segments
For the three months ended March 31, 2026, there have been no changes in the basis of segmentation or in the basis of measurement of assessing segment performance for the Company’s single reportable segment.
The following table presents the Company’s segment operating revenue, significant segment expenses, other income, and segment net income (loss) for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Segment operating revenue	$124,778	$125,846
Less:
Cash-based employee compensation and benefits	38,350	39,047
Equity-based compensation	22,954	20,301
Partnership interest-based compensation	5,378	12,225
Carried interest compensation	4,422	5,325
Cash-based incentive fee related compensation	4,218	5,158
Other non-cash compensation	46	184
General, administrative and other(1)	28,928	28,276
Investment income	(3,921)	(764)
Interest expense	4,863	5,663
Other income(2)	(1,340)	(846)
Change in fair value of warrants	—	8,776
Provision for income taxes	3,136	3,591
Segment net income (loss)	$17,744	$(1,090)

Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net income (loss)	$17,744	$(1,090)
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
18. Subsequent Events
On May 5, 2026, GCMG’s Board of Directors declared a quarterly dividend of $0.12 per share of Class A common stock to record holders as of the close of business on June 5, 2026. The payment date will be June 15, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the Annual Report on Form 10-K for the fiscal year ended December 31, 2025. This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” section of Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and under the “Forward-Looking Statements” section elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.
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
Trends Affecting Our Business
As a global alternative asset manager, our results of operations are impacted by a variety of factors, including conditions in the global financial markets and economic and political environments, particularly in the United States, Europe, Asia-Pacific, Latin America and the Middle East. While economic factors, such as interest rates, can make alternative investments more or less attractive relative to other asset classes, investors have increasingly gravitated towards the returns generated by alternative investments in order to meet their return objectives. In addition, increased equity market volatility can also contribute to increased investor demand for alternative strategies. We observed such volatility in 2025 and we have continued to observe such volatility during the first quarter of 2026 and into the second quarter of 2026 in the United States, driven by elevated inflation, economic slowdown, the ongoing implementation and expansion of U.S. trade tariffs, uncertainty regarding retaliatory measures by trading partners, and the resulting impact on global equity and credit markets. This environment can influence when clients choose to commit capital, the pace at which we invest those commitments, and the timing of realizations and related fees. Finally, the opportunities in private markets continue to expand as firms raise new funds and launch new vehicles and products to access private markets across the globe.

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
Common Units(4)
Economic: ~30%
Voting: 100%
GCM Grosvenor Operating Businesses
Grosvenor Capital Management Holdings, LLLP and its Subsidiaries

Note: The diagram depicts a simplified version of our structure and does not include all legal entities in our structure. Approximate ownership percentages are as of May 4, 2026.
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
(3)Mr. Sacks is the ultimate managing member of each of (i) Holdings, (ii) Management LLC, (iii) Holdings II, and (iv) GCM Progress Subsidiary LLC, a Delaware limited liability company (collectively, the “GCMH Equityholders”). Any distribution of proceeds derived from the securities held by the GCMH Equityholders is shared among the respective members of such entities in accordance with the applicable operating agreements of such entities.
(4)As of May 4, 2026, there were 60,383,165 shares of Class A common stock outstanding and 141,665,831 common units of GCMH (“Common Units”) outstanding held by the GCMH Equityholders, which may be exchanged for shares of Class A common stock on a one-to-one basis, or, at our election, for cash, pursuant to and subject to the restrictions set forth in the Fifth Amended and Restated Limited Liability Limited Partnership Agreement of GCMH. As of May 4, 2026, GCM V held 141,665,831 shares of Class C common stock, which corresponds to the number of Common Units held by the GCMH Equityholders. As of May 4, 2026, the GCMH Equityholders held 6,988 shares of Class A common stock.

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
We provided investment management / advisory services on assets of $91.5 billion and $90.9 billion as of March 31, 2026 and December 31, 2025, respectively.
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
Agreements generally include a clawback provision that, if triggered, would require us to return up to the cumulative amount of carried interest distributed, typically net of tax, upon liquidation of those funds, if the aggregate amount paid as carried interest exceeds the amount actually due based upon the aggregate performance of each fund. We have defined the portion to be deferred as the amount of carried interest, typically net of tax, that we would be required to return if all remaining investments had no value as of the end of each reporting period. As of March 31, 2026, deferred revenue relating to constrained realized carried interest was approximately $5.9 million.
Assets under management that are subject to carried interest, excluding investments of the firm and our professionals from which we generally do not earn incentive fees, were approximately $50.2 billion as of March 31, 2026.
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
Assets under management that are subject to performance fees, excluding investments of the firm and our professionals from which we generally do not earn incentive fees, were approximately $15.1 billion as of March 31, 2026.
Other Operating Income
Other operating income primarily consists of administrative fees from certain private investment vehicles where we perform a full suite of administrative functions, but for which we do not manage or advise. We satisfy our performance obligations for administrative fees over time as the services are rendered and the customer simultaneously receives and consumes the benefits of the services as they are performed, using the same time-based measure of progress towards completion. Other operating income also includes placement fees earned when we raise capital for certain investment vehicles. These fees are recognized upon the successful placement and funding of the related securities.
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
Change in Fair Value of Warrant Liabilities
Change in fair value of warrant liabilities was non-cash and consisted of fair value adjustments related to the outstanding public and private warrants issued in connection with the Transaction. The warrant liabilities were classified as marked-to-market liabilities pursuant to ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and the corresponding increase or decrease in value impacted our net income (loss). No warrants remained outstanding during the three months ended March 31, 2026.
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

Results of Operations
The following is a discussion of our consolidated results of operations for the three months ended March 31, 2026 and 2025. This information is derived from our accompanying Condensed Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

	Three Months Ended March 31,
	2026	2025
	(in thousands, unaudited)
Revenues
Management fees	$110,870	$109,315
Incentive fees	11,993	15,068
Other operating income	1,915	1,463
Total operating revenues	124,778	125,846
Expenses
Employee compensation and benefits	75,368	82,240
General, administrative and other	28,928	28,276
Total operating expenses	104,296	110,516
Operating income	20,482	15,330
Investment income	3,921	764
Interest expense	(4,863)	(5,663)
Other income	1,340	846
Change in fair value of warrant liabilities	—	(8,776)
Net other income (expense)	398	(12,829)
Income before income taxes	20,880	2,501
Provision for income taxes	3,136	3,591
Net income (loss)	17,744	(1,090)
Less: Net income attributable to noncontrolling interests in subsidiaries	864	175
Less: Net income (loss) attributable to noncontrolling interests in GCMH	11,413	(1,728)
Net income attributable to GCM Grosvenor Inc.	$5,467	$463
Revenues

	Three Months Ended March 31,
	2026	2025
	(in thousands, unaudited)
Private markets strategies	$63,547	$66,858
Absolute return strategies	41,658	37,775
Fund expense reimbursement revenue	5,665	4,682
Total management fees	110,870	109,315
Incentive fees	11,993	15,068
Administrative fees	1,292	1,282
Other	623	181
Total other operating income	1,915	1,463
Total operating revenues	$124,778	$125,846
Three Months Ended March 31, 2026 and March 31, 2025
Management fees increased $1.6 million, or 1%, to $110.9 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Absolute return strategies fees increased $3.9 million, or 10%, primarily due to higher returns for certain absolute return strategies funds. Fund expense reimbursement revenue increased $1.0 million, or 21%

to $5.7 million. These increases were partially offset by a net decrease of $3.3 million, or 5%, in private markets strategies fees primarily due to a $6.0 million decrease in private markets strategies specialized funds, as a result of lower catch-up management fees, and a $2.2 million increase in private markets strategies customized separate accounts fees, as a result of capital raising and deployment.
Incentive fees consisted of carried interest and performance fees. Carried interest decreased $4.8 million, or 42%, to $6.5 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to lower carry realizations during the three months ended March 31, 2026. Performance fees increased $1.7 million to $5.5 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to higher fees earned from one fund with a March 31, 2026 fiscal yearend. Performance fees for the majority of our absolute return strategy funds are generally determined at the end of the calendar year and are generally minimal in interim periods.
Expenses
Employee Compensation and Benefits

	Three Months Ended March 31,
	2026	2025
	(in thousands, unaudited)
Cash-based employee compensation and benefits	$38,350	$39,047
Equity-based compensation	22,954	20,301
Partnership interest-based compensation	5,378	12,225
Carried interest compensation	4,422	5,325
Cash-based incentive fee related compensation	4,218	5,158
Other non-cash compensation	46	184
Total employee compensation and benefits	$75,368	$82,240
Three Months Ended March 31, 2026 and March 31, 2025
Employee compensation and benefits decreased $6.9 million, or 8%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The overall decrease was primarily driven by decreases in partnership interest-based compensation partially offset by an increase in equity-based compensation. Partnership interest-based compensation decreased $6.8 million, or 56%, primarily due to lower expense recorded for the GCMH Equityholders Awards during the three months ended March 31, 2026 and award modifications (as further described in Note 9 in the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of the Quarterly Report on Form 10-Q). These awards do not dilute Class A common stockholders or impact our net cash flows. Equity-based compensation increased $2.7 million, or 13%, primarily due to more equity-classified and liability-classified RSUs grants during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
General, Administrative and Other
Three Months Ended March 31, 2026 and March 31, 2025
General, administrative and other of $28.9 million for the three months ended March 31, 2026 was generally consistent with the three months ended March 31, 2025.
Net Other Income (Expense)
Three Months Ended March 31, 2026 and March 31, 2025
Investment income increased to $3.9 million for the three months ended March 31, 2026 compared to $0.8 million for the three months ended March 31, 2025, primarily due to the change in value of private and public market investments.
Interest expense decreased to $4.9 million for the three months ended March 31, 2026 compared to $5.7 million for the three months ended March 31, 2025, primarily due to a decrease in debt-related interest expenses caused by the voluntary prepayment of $65.0 million on our outstanding 2030 Term Loans during the three months ended March 31, 2026.

Other income was $1.3 million for the three months ended March 31, 2026 compared to $0.8 million for the three months ended March 31, 2025 and consisted primarily of interest income in each period.
There was no change in fair value of warrant liabilities for the three months ended March 31, 2026, as no public or private warrants were outstanding following their exercise and expiration during the three months ended December 31, 2025.
Provision for Income Taxes
Three Months Ended March 31, 2026 and March 31, 2025
Provision for income taxes primarily reflect U.S. federal and state income taxes on our share of taxable income generated by us, as well as local and foreign income taxes of certain of our subsidiaries.
Our effective tax rate was 15% and 144% for the three months ended March 31, 2026 and 2025, respectively. Our overall effective tax rate was lower than the statutory rate primarily due to the portion of income allocated to the noncontrolling interest holders, including profits interest expense, as well as a valuation allowance recorded against deferred tax assets and discrete tax adjustments recorded in the periods.
Net Income (Loss) Attributable to Noncontrolling Interests
Three Months Ended March 31, 2026 and March 31, 2025
Net income attributable to noncontrolling interests in subsidiaries was $0.9 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively. The increase for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily attributable to an increase in income generated by our consolidated subsidiaries not wholly owned by us.
Net income (loss) attributable to noncontrolling interests in GCMH was $11.4 million and $(1.7) million for the three months ended March 31, 2026 and 2025, respectively. The change in net income (loss) attributable to noncontrolling interests in GCMH for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily attributable to the underlying performance of GCMH as well as a decrease in partnership-interest based compensation as described above, which was fully allocated to noncontrolling interests in GCMH.
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

	Three Months Ended March 31, 2026
(in millions, unaudited)	Private Markets Strategies	Absolute Return Strategies	Total FPAUM
Fee-paying AUM
Balance, beginning of period	$47,180	$25,319	$72,499
Contributions	1,597	460	2,057
Withdrawals	(17)	(246)	(263)
Distributions	(738)	(10)	(748)
Change in market value	34	55	89
Foreign exchange and other	(57)	(41)	(98)
Balance, end of period	$47,999	$25,537	$73,536
Contracted, not yet fee-paying AUM (“CNYFPAUM”) represents limited partner commitments which are expected to be invested and begin charging fees over the ensuing five years.

	As of
(in millions)	March 31, 2026	December 31, 2025
Contracted, not yet Fee-Paying AUM	$9,850	$10,405
AUM	$91,486	$90,928
Of the $9.8 billion CNYFPAUM as of March 31, 2026, approximately $2.1 billion is subject to an agreed upon fee ramp in schedule. The ramp in schedule will result in management fees being charged on approximately $0.4 billion, $0.6 billion and $1.1 billion of such amount in the remainder of 2026, in 2027, and in 2028 and beyond, respectively. Management fees will be charged on the remaining approximately $7.7 billion of CNYFPAUM as such capital is invested, which will depend on a number of factors, including the availability of eligible investment opportunities.
Three Months Ended March 31, 2026
FPAUM increased $1.0 billion, or 1%, to $73.5 billion during the three months ended March 31, 2026 due to $2.1 billion of contributions offset by $0.3 billion and $0.7 billion of withdrawals and distributions, respectively.
•Private markets strategies FPAUM increased $0.8 billion, or 2%, to $48.0 billion during the three months ended March 31, 2026, primarily due to $1.6 billion of contributions, partially offset by $0.7 billion of distributions.
•Absolute return strategies FPAUM increased $0.2 billion, or 1%, to $25.5 billion during the three months ended March 31, 2026, primarily due to $0.5 billion of contributions, partially offset by $0.2 billion of withdrawals.
CNYFPAUM decreased $0.6 billion, or 5%, to $9.8 billion during the three months ended March 31, 2026 primarily due to CNYFPAUM that became FPAUM during the period.
AUM increased $0.6 billion, or 1%, to $91.5 billion during the three months ended March 31, 2026, primarily driven by a $1.1 billion in new FPAUM related to new capital raised, partially offset by a $0.6 billion decrease in CNYFPAUM.
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

Summary of Non-GAAP Financial Measures

	Three Months Ended March 31,
	2026	2025
	(in thousands, unaudited)
Revenues
Private markets strategies(1)	$63,167	$66,925
Absolute return strategies(1)	41,658	37,775
Management fees, net	104,825	104,700
Administrative fees and other operating income	1,915	1,463
Fee-Related Revenue	106,740	106,163
Less:
Cash-based employee compensation and benefits, net(2)	(37,401)	(38,097)
General, administrative and other, net(3)	(22,672)	(21,409)
Fee-Related Earnings	46,667	46,657
Fee-Related Earnings Margin(4)	44%	44%
Incentive fees:
Performance fees	5,501	3,818
Carried interest	6,492	11,250
Incentive fee related compensation and NCI:
Cash-based incentive fee related compensation	(4,218)	(5,158)
Carried interest compensation, net(5)	(4,403)	(6,019)
Carried interest attributable to noncontrolling interests	(560)	(452)
Realized investment income, net of amount attributable to noncontrolling interests in subsidiaries(6)	1,198	1,753
Interest income	1,725	880
Other (income) expense	29	(34)
Depreciation	920	681
Adjusted EBITDA	53,351	53,376
Depreciation	(920)	(681)
Interest expense	(4,863)	(5,663)
Adjusted Pre-Tax Income	47,568	47,032
Adjusted income taxes(7)	(11,559)	(11,758)
Adjusted Net Income	$36,009	$35,274
____________
(1)Excludes fund expense reimbursement revenue, net of $5.4 million and $4.5 million, for the three months ended March 31, 2026 and 2025, respectively, and excludes net revenue of noncontrolling interests of $0.6 million and $0.1 million in a consolidated subsidiary for the three months ended March 31, 2026 and March 31, 2025, respectively.
(2)Excludes severance expense of $0.9 million and $1.1 million for the three months ended March 31, 2026 and 2025, respectively.
(3)Excludes amortization of intangibles of $0.3 million for the three months ended March 31, 2025. There were no amortization of intangibles for the three months ended March 31, 2026. Also excludes completed and contemplated corporate transaction related costs of $0.5 million and $1.5 million for the three months ended March 31, 2026 and 2025, respectively, and non-core expenses of $0.4 million for each of the three months ended March 31, 2026 and 2025. Also excludes fund reimbursement expenses of $5.4 million and $4.7 million for the three months ended March 31, 2026 and 2025, respectively.
(4)Fee-related earnings margin represents fee-related earnings as a percentage of our fee-related revenue.
(5)Includes the impact of non-cash carried interest compensation of less than $(0.1) million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively.
(6)Investment income or loss is generally realized when we redeem all or a portion of our investment or when we receive or are due cash, such as a from dividends or distributions.
(7)Represents corporate income taxes at a blended statutory rate of 24.3% and 25.0% applied to Adjusted Pre-Tax Income for the three months ended March 31, 2026 and 2025, respectively. The 24.3% and 25.0% are based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 3.3% and 4.0%, respectively.

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
The following table shows reconciliations of incentive fees to Net Incentive Fees Attributable to GCM Grosvenor for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands, unaudited)
Incentive fees:
Performance fees	$5,501	$3,818
Carried interest	6,492	11,250
Less incentive fees contractually owed to others:
Cash carried interest compensation	(4,422)	(5,325)
Non-cash carried interest compensation	19	(694)
Carried interest attributable to other noncontrolling interest holders	(560)	(452)
Firm share of incentive fees(1)	7,030	8,597
Less: Cash-based incentive fee related compensation	(4,218)	(5,158)
Net Incentive Fees Attributable to GCM Grosvenor	$2,812	$3,439
____________
(1)Firm share of incentive fees represents incentive fees net of contractual obligations but before discretionary cash-based incentive compensation.
Adjusted Pre-Tax Income, Adjusted Net Income and Adjusted EBITDA
Adjusted Pre-Tax Income, Adjusted Net Income and Adjusted EBITDA are non-GAAP measures used to evaluate our profitability.
Adjusted Net Income is a non-GAAP measure that we present on a pre-tax and after-tax basis to evaluate our profitability. Adjusted Pre-Tax Income represents net income attributable to GCM Grosvenor Inc. including (a) net income (loss) attributable to noncontrolling interest in GCMH, excluding (b) provision (benefit) for income taxes, (c) changes in fair value of warrant liabilities, (d) amortization expense, (e) partnership interest-based and non-cash compensation, (f) equity-based compensation, including cash-settled equity awards (as we view the cash settlement as a separate capital transaction), (g) unrealized investment income, (h) changes in tax receivable agreement liability and (i) certain other items that we believe are not indicative of our core performance, including charges related to completed and contemplated corporate transactions, employee severance, office relocation costs, and loss on extinguishment of debt. Adjusted Net Income represents Adjusted Pre-Tax Income fully taxed at each period's blended statutory tax rate.
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
The following table shows reconciliations of net income attributable to GCM Grosvenor Inc. and Adjusted Pre-Tax Income, Adjusted Net Income and Adjusted EBITDA for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands, unaudited)
Adjusted Pre-Tax Income & Adjusted Net Income
Net income attributable to GCM Grosvenor Inc.	$5,467	$463
Plus:
Net income (loss) attributable to noncontrolling interests in GCMH	11,413	(1,728)
Provision for income taxes	3,136	3,591
Change in fair value of warrant liabilities	—	8,776
Amortization expense	—	328
Severance	949	1,104
Transaction expenses(1)	472	1,454
Loss on extinguishment of debt	414	—
Changes in TRA liability and other	—	51
Partnership interest-based compensation	5,378	12,225
Equity-based compensation	22,954	20,301
Other non-cash compensation	46	184
Less:
Unrealized investment (income) loss, net of noncontrolling interests	(2,680)	977
Non-cash carried interest compensation and other	19	(694)
Adjusted Pre-Tax Income	47,568	47,032
Less:
Adjusted income taxes(2)	(11,559)	(11,758)
Adjusted Net Income	$36,009	$35,274

Adjusted EBITDA
Adjusted Net Income	$36,009	$35,274
Plus:
Adjusted income taxes(2)	11,559	11,758
Depreciation expense	920	681
Interest expense	4,863	5,663
Adjusted EBITDA	$53,351	$53,376
____________
(1)Represents 2026 and 2025 expenses related to completed and contemplated corporate transactions.
(2)Represents corporate income taxes at a blended statutory rate of 24.3% and 25.0% applied to Adjusted Pre-Tax Income for the three months ended March 31, 2026 and 2025, respectively. The 24.3% and 25.0% are based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 3.3% and 4.0%, respectively.

Adjusted Net Income Per Share
Adjusted Net Income Per Share is a non-GAAP measure that is calculated by dividing Adjusted Net Income by adjusted shares outstanding. Adjusted shares outstanding assumes the hypothetical full exchange of limited partnership interests in GCMH into Class A common stock of GCM Grosvenor Inc. and the dilution from outstanding equity-based compensation. We believe adjusted net income per share is useful to investors because it enables them to better evaluate per-share performance across reporting periods.
The following table shows a reconciliation of diluted weighted-average shares of Class A common stock outstanding to adjusted shares outstanding used in the computation of adjusted net income per share for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands, except share and per share amounts; unaudited)
Adjusted Net Income Per Share
Adjusted Net Income	$36,009	$35,274

Weighted-average shares of Class A common stock outstanding - basic	61,024,459	45,630,941
Exchange of partnership units	141,665,831	144,235,246
Assumed vesting of RSUs - incremental shares under the treasury stock method	2,073,798	—
Weighted-average shares of Class A common stock outstanding - diluted	204,764,088	189,866,187
Effect of dilutive warrants, if antidilutive for GAAP	—	2,461,247
Effect of RSUs, if antidilutive for GAAP	—	2,594,014
Adjusted shares	204,764,088	194,921,448

Adjusted Net Income Per Share	$0.18	$0.18
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
Fee-Related Earnings (“FRE”) is a non-GAAP measure used to highlight earnings from recurring management fees and administrative fees. FRE represents Adjusted EBITDA further adjusted to exclude (a) incentive fees, (b) other non-operating income, and (c) realized investment income, net of amount attributable to noncontrolling interests in subsidiaries, and to include (a) incentive fee-related compensation, (b) carried interest attributable to other noncontrolling interest holders, net, and (c) depreciation expense. We believe FRE is useful to investors because it provides additional insights into the management fee driven operating profitability of our business.
The following table shows reconciliations of Total Operating Revenues to Fee-Related Revenue for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands, unaudited)
Fee Related Revenue
Total Operating Revenues	$124,778	$125,846
Less:
Incentive fees	(11,993)	(15,068)
Fund expense reimbursement revenue, net	(5,400)	(4,528)
Other adjustments(1)	(645)	(87)
Fee-Related Revenue	$106,740	$106,163
____________
(1)Represents net revenue of noncontrolling interests in consolidated subsidiary.
The following table shows reconciliations of Adjusted EBITDA to Fee-Related Earnings for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands, unaudited)
Adjusted EBITDA	$53,351	$53,376
Less:
Incentive fees	(11,993)	(15,068)
Depreciation expense	(920)	(681)
Other non-operating expense	(1,754)	(846)
Realized investment income, net of amount attributable to noncontrolling interests in subsidiaries(1)	(1,198)	(1,753)
Plus:
Incentive fee-related compensation	8,621	11,177
Carried interest attributable to other noncontrolling interest holders, net	560	452
Fee-Related Earnings	$46,667	$46,657
____________
(1)Investment income or loss is generally realized when we redeem all or a portion of our investment or when we receive or are due cash, such as from dividends or distributions.
Liquidity and Capital Resources
We have historically financed our operations and working capital through net cash provided by operating activities and borrowings under our Senior Loan and Revolving Credit Facility. As of March 31, 2026, we had $164.4 million of cash and cash equivalents and available borrowing capacity of $50.0 million under our Revolving Credit Facility. On July 9, 2025, the SEC declared effective our Registration Statement on Form S-3, pursuant to which we may issue a combination of securities described in the prospectus in one or more offerings from time to time.
On November 17, 2025, we entered into an equity distribution agreement pursuant to which we may offer and sell up to $100.0 million in shares of our Class A common stock through an at-the-market (“ATM”) equity program. On November 18, 2025, we filed a prospectus supplement relating to the ATM equity sales program. The Company did not issue any shares under the ATM equity program during the three months ended March 31, 2026.
Our primary cash needs are to fund working capital requirements, invest in growing our business, make investments in GCM Funds, make scheduled principal payments and interest payments on our outstanding indebtedness, pay dividends to holders of our Class A common stock, and pay tax distributions to members. Additionally, as a result of the Transaction, we need cash to make payments under the tax receivable agreement. We expect that our cash flow from operations, current cash and cash equivalents, available borrowing capacity under our Revolving Credit Facility and potential proceeds from the ATM equity sales program will be sufficient to fund our operations and planned capital expenditures and to service our debt obligations for the next twelve months and the foreseeable future.

We are required to maintain minimum net capital balances for regulatory purposes for certain of our foreign subsidiaries as well as our U.S. broker-dealer subsidiary. These net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of March 31, 2026 we are in compliance with these regulatory requirements.
Cash Flow

	Three Months Ended March 31,
	2026	2025
	(in thousands, unaudited)
Net cash provided by operating activities	$51,723	$33,264
Net cash used in investing activities	(10,484)	(1,140)
Net cash used in financing activities	(118,477)	(27,703)
Effect of exchange rate changes on cash	(486)	624
Net increase (decrease) in cash and cash equivalents	$(77,724)	$5,045
Net Cash Provided by Operating Activities
Net cash provided by operating activities is generally comprised of our net income (loss) in the respective periods after adjusting for significant non-cash activities, including equity-based compensation for equity-classified awards, non-cash partnership interest-based compensation, changes in payable to related parties pursuant to the tax receivable agreement and the change in equity value of our investments, all of which are included in earnings; proceeds received from return on investments; inflows for receipt of management and incentive fees; and outflows for operating expenses, including cash-based compensation and lease liabilities.
Net cash provided by operating activities was $51.7 million and $33.3 million for the three months ended March 31, 2026 and 2025, respectively. These operating cash flows were primarily driven by:
•net income (loss) of $17.7 million and $(1.1) million for the three months ended March 31, 2026 and 2025, respectively; $27.3 million and $43.8 million of net non-cash activities for the three months ended March 31, 2026 and 2025, respectively;
•an increase in working capital of $3.9 million during the three months ended March 31, 2026 as compared to a decrease of $12.8 million in working capital during the three months ended March 31, 2025. The increase is primarily due to collections related to incentive fees collected partially offset by payments made for cash-based compensation during the three months ended March 31, 2026; and
•proceeds received from investments of $2.8 million and $3.3 million for the three months ended March 31, 2026 and 2025, respectively.
Net Cash Used in Investing Activities
Net cash used in investing activities was $(10.5) million and $(1.1) million for the three months ended March 31, 2026 and 2025, respectively. These investing cash flows were primarily driven by:
•purchases of premises and equipment of $(3.8) million and $(1.2) million during the three months ended March 31, 2026 and 2025, respectively; and
•contributions/subscriptions to investments of $(9.2) million and $(5.9) million during the three months ended March 31, 2026 and 2025, respectively; partially offset by
•distributions received from investments of $2.6 million and $5.9 million during the three months ended March 31, 2026 and 2025, respectively.
Net Cash Used in Financing Activities
Net cash used in financing activities was $(118.5) million and $(27.7) million for the three months ended March 31, 2026 and 2025, respectively. These financing cash flows were primarily driven by:
•capital distributions paid to partners and member of $(22.7) million and $(19.1) million during the three months ended March 31, 2026 and 2025, respectively;

•capital distributions paid to noncontrolling interest holders of $(4.0) million and $(5.2) million during the three months ended March 31, 2026 and 2025, respectively;
•principal payments on the Senior Loan of $(66.1) million and $(1.1) million during each of the three months ended March 31, 2026 and 2025, respectively;
•the settlement of equity-based compensation to satisfy withholding tax requirements of $(1.1) million and $(0.3) million during the three months ended March 31, 2026 and 2025, respectively;
•payments to repurchase Class A common stock of $(17.5) million during the three months ended March 31, 2026;
•dividends paid of $(7.5) million and $(5.1) million during the three months ended March 31, 2026 and 2025, respectively; and
•proceeds from the exercise of warrants of $2.8 million during the three months ended March 31, 2025.
Indebtedness
On January 2, 2014, GCMH entered into a credit agreement (as amended, amended and restated, supplemented or otherwise modified, the “Credit Agreement”) that provides GCMH with a senior secured term loan facility (“Senior Loan”) and a $50.0 million Revolving Credit Facility. Under the Revolving Credit Facility, $15.0 million is available for letters of credit and $10.0 million is available for swingline loans.
On June 23, 2021, we amended our Senior Loan to increase the aggregate principal amount from $290.0 million to $400.0 million. On June 29, 2023, we entered into Amendment No. 7 to the Credit Agreement to incorporate changes for the contemplated transition to the Term Secured Overnight Financing Rate (“Term SOFR”), and on July 1, 2023, in conjunction with a Benchmark Transition Event, the interest rate defaulted to the Term SOFR plus a Benchmark Replacement Adjustment as recommended by the Relevant Governmental Body (all terms as defined in the Amended Credit Agreement).
On May 21, 2024, we amended the Senior Loan to, among other things, increase and extend the maturity date of the Senior Loan. The amendment increased the aggregate principal amount available from $388.0 million to $438.0 million, extended the maturity date from February 24, 2028 to February 25, 2030, decreased the interest rate margin to 2.25% over Term SOFR and removed the Benchmark Replacement Adjustment of 0.11%.
During the three months ended March 31, 2026, we completed a voluntary prepayment of $65.0 million on our outstanding 2030 Term Loans.
As of March 31, 2026, GCMH had borrowings of $365.3 million outstanding under the Senior Loan and no outstanding balance under the Revolving Credit Facility. As of March 31, 2026, we had available borrowing capacity of $50.0 million under our Revolving Credit Facility.
See Note 11 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of our outstanding indebtedness.
The terms of our current debt instruments contain covenants that may restrict us and our subsidiaries from paying distributions to our members. As a holding company, we are dependent upon the ability of GCMH to make distributions to its members, including us. However, the ability of GCMH to make such distributions is subject to its operating results, cash requirements and financial condition, restrictive covenants in our debt instruments and applicable Delaware law. These restrictions include restrictions on the payment of distributions whenever the payment of such distributions would cause GCMH to no longer be in compliance with any of its financial covenants under the Senior Loan. Absent an event of default under the Credit Agreement governing the terms of the Senior Loan, GCMH may make unlimited distributions when the Total Leverage Ratio (as defined in the Credit Agreement) is below stated thresholds. As of March 31, 2026, the Total Leverage Ratio was below such stated thresholds and we were in compliance with all financial covenants.
See Note 12 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of our interest rate derivatives to hedge interest rate risk related to our outstanding indebtedness.
Dividend Policy
We are a holding company with no material assets other than our indirect ownership of equity interests in GCMH and certain deferred tax assets. As such, we do not have any independent means of generating revenue. However, management of GCM Grosvenor expects to cause GCMH to make distributions to its members, including us, in an amount at least sufficient to allow us to pay all applicable taxes, to make payments under the tax receivable agreement, and to pay our corporate and other overhead expenses. On May 5, 2026, GCMG’s Board of Directors approved a quarterly dividend of $0.12 per share of Class A common stock to record holders as of the close of business on June 5, 2026. The payment date will be June 15, 2026. The payment of cash dividends on shares of our Class A common stock in the future, in this amount or otherwise, will be within the discretion of GCMG’s Board of Directors at such time.
Stock Repurchase Plan
On August 6, 2021, GCMG’s Board of Directors authorized a stock repurchase plan which may be used to repurchase shares of our outstanding Class A common stock and then outstanding warrants to purchase Class A common stock. Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions, including with employees or otherwise, pursuant to the requirements of Rule 10b5-1 and Rule 10b-18 of the Exchange Act, as well as to retire (by cash settlement or the payment of tax withholding amounts upon net settlement) equity-based awards granted under our 2020 Incentive Award Plan, as amended and restated (and any successor plan thereto), with the terms and conditions of these repurchases depending on legal requirements, price, market and economic conditions and other factors. We are not obligated under the terms of the plan to repurchase any of our Class A common stock, the plan has no expiration date and we may suspend or terminate the plan at any time without prior notice. Any shares of Class A common stock repurchased as part of this program will be canceled. GCMG’s Board of Directors has made subsequent increases to our stock repurchase authorization for shares and, until November 17, 2025, warrants. As of December 31, 2025, the total authorization was $220 million, excluding fees and expenses. On February 9, 2026, GCMG’s Board of Directors increased the firm's existing repurchase authorization by $35 million, from $220 million to $255 million.
For the three months ended March 31, 2026, we spent $1.1 million to reduce Class A shares to be issued to employees, which reflects both RSUs that were settled in cash and shares retired in connection with the net share settlement of equity-based awards. We also spent $17.5 million for the three months ended March 31, 2026 to repurchase shares of Class A common stock. As of March 31, 2026, $72.1 million remained available under our stock repurchase plan.
In April 2026, the Company was deemed to have repurchased 724,333 shares for RSUs that were settled in cash, including amounts withheld in connection with the payment of tax withholding obligations, for $7.9 million, or an average of $10.88 per share. As of April 30, 2026, the Company had $64.2 million remaining under the stock repurchase plan.
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
Tax Receivable Agreement
Exchanges of Grosvenor common units by limited partners of GCMH result in increases in the tax basis in our share of the assets of GCMH and its subsidiaries that otherwise would not have been available. These increases in tax basis increase our depreciation and amortization deductions and create other tax benefits, and therefore may reduce the amount of tax that we would otherwise be required to pay in the future. The tax receivable agreement requires us to pay 85% of the amount of these and certain other tax benefits, if any, that we realize (or are deemed to realize in certain circumstances) to the TRA Parties. As of March 31, 2026, the amount payable to related parties pursuant to the tax receivable agreement was $54.6 million.
Contractual Obligations, Commitments and Contingencies
See Note 13 in the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of the lease payments. There are no other material changes outside of the ordinary course of business in our contractual obligations, commitments and contingencies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
Our critical accounting policies are more fully described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no material changes to our critical accounting policies since our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
Based on the floating rate component of our Senior Loan and excluding any impact of interest rate hedges as of March 31, 2026, we estimate that a 100 basis point increase in SOFR would result in increased interest expense of $3.7 million over the next 12 months.
There have been no material changes in our market risks during the three months ended March 31, 2026. For additional information, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors since our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, other than as set forth below.
We are increasingly utilizing artificial intelligence (“AI”) tools, including large language models, and any prolonged disruption in access to those tools, or any material errors generated by those tools, could adversely affect our operations and expose the Company to legal, regulatory, reputational, and financial risks.
We have integrated, and continue to integrate, artificial intelligence tools, including large language models and related generative AI applications, into certain parts of our business operations, including, without limitation, legal, compliance, client services, and administrative functions. While we may utilize artificial intelligence tools to support certain aspects of our investment process, all investment decisions and recommendations are made by human investment professionals, and we do not rely on AI-generated outputs as the sole basis for any investment decision or recommendation. Our increasing incorporation of these technologies exposes us to a number of risks, including our inability to access one or more platforms on which we rely due to service outages, cyberattacks, changes in vendor terms or pricing, regulatory restrictions, or vendor failure. Large language models are also known to produce outputs that are factually inaccurate, incomplete, or otherwise unreliable. If our personnel rely on erroneous AI-generated outputs in the context of client communications, regulatory filings, compliance determinations, or other functions without adequate human review and verification, we could suffer significant harm, including material errors in client-facing or regulatory documents, breaches of legal or contractual obligations, regulatory sanctions, reputational damage, and litigation exposure.
The regulatory landscape governing the use of artificial intelligence in financial services is rapidly evolving and remains unsettled, and we may incur significant compliance costs or be required to modify or discontinue certain AI-assisted workflows if our use of these tools is determined to be inconsistent with applicable regulatory requirements or guidance. Additionally, the use of these tools may implicate risks related to the confidentiality of client data and proprietary firm information if such information is inadvertently incorporated into model training data or otherwise exposed to third parties. Although we have implemented a range of controls, including but not limited to contractual protections with AI vendors and technical safeguards designed to limit data exposure, there can be no assurance that such measures will be sufficient to fully mitigate these risks in all circumstances. We have also adopted internal policies intended to govern the appropriate use of AI tools and to ensure adequate human oversight of AI-generated outputs; however, there can be no assurance that such policies will be sufficient to prevent harmful errors or misuse, including the use of artificial intelligence tools by our personnel in unauthorized ways or through unapproved third-party applications, or that they will keep pace with the rapid development of AI technology and the evolving regulatory environment. Any of the foregoing risks, if they were to materialize, could have a material adverse effect on our business, financial condition, results of operations, and the interests of our stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2)
January 1-31, 2026	—	$—	6,679,981	$55,718,038
February 1-28, 2026	500,889	$11.66	7,180,870	$84,877,708
March 1-31, 2026	1,025,382	$11.34	8,206,252	$72,108,011
Total	1,526,271
(1)Excludes shares of Class A common stock deemed to have been repurchased in conjunction with the payment of tax liabilities in respect of stock delivered to our employees in settlement of vested RSUs. There were 97,246 deemed repurchases in the three months ended March 31, 2026.
(2)The dollar value of shares that may yet be repurchased includes the deemed repurchases of common stock equivalents discussed in note (1) above.
As of March 31, 2026, $72.1 million remained available under our stock repurchase plan. See Note 6 in the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about our stock repurchase plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c) Insider Trading Arrangements and Policies.
During the first quarter of 2026, none of the Company’s directors or executive officers adopted or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS
The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

2.1†	Transaction Agreement, dated as of August 2, 2020, by and among CF Finance Acquisition Corp., CF Finance Intermediate Acquisition, LLC, CF Finance Holdings, LLC, Grosvenor Holdings, L.L.C., GCM Grosvenor Holdings, LLC, Grosvenor Capital Management Holdings, LLLP, GCM Grosvenor Management, LLC, Grosvenor Holdings II, L.L.C., GCMH GP, L.L.C., GCM V, LLC, and GCM Grosvenor Inc.	8-K/A	001-38759	2.1	08/04/20
3.1	Amended and Restated Certificate of Incorporation of GCM Grosvenor Inc.	8-K	001-39716	3.1	11/20/20
3.2	Amended and Restated Bylaws of GCM Grosvenor Inc.	8-K	001-39716	3.2	11/20/20
10.1	Acknowledgement and Agreement, effective as of March 1, 2026, between Frederick E. Pollock and GCM Grosvenor L.P.					*
31.1	Chief Executive Officer Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002					*
31.2	Chief Financial Officer Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002					*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					**
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
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

GCM GROSVENOR INC.
Date: May 7, 2026	By:	/s/ Michael J. Sacks
Michael J. Sacks
Chief Executive Officer
(Principal Executive Officer)

GCM GROSVENOR INC.
Date: May 7, 2026	By:	/s/ Pamela L. Bentley
Pamela L. Bentley
Chief Financial Officer
(Principal Financial Officer)