Form 10-Q
period 2026-06-30
GCM Grosvenor Inc.
filed 2026-08-10
CIK 1819796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 5, 2026, there were 61,126,269 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding and 141,665,831 shares of the registrant’s Class C common stock, par value $0.0001 per share, outstanding.

BASIS OF PRESENTATION

As used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, as used herein, references to “GCM,” the “Company,” “we,” “us,” and “our,” and similar references refer collectively to GCM Grosvenor Inc. and its consolidated subsidiaries.

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
•“GCMG” are to GCM Grosvenor Inc.;
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GCM Grosvenor Inc.
Condensed Consolidated Statements of Financial Condition
(In thousands, except share and per share amounts)

	As of
	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Cash and cash equivalents	$139,596	$242,116
Management fees receivable	28,254	23,937
Incentive fees receivable	24,136	73,860
Due from related parties	14,814	14,606
Investments	291,644	275,313
Premises and equipment, net	33,610	29,888
Lease right-of-use assets	38,230	40,016
Goodwill	28,959	28,959
Deferred tax assets, net	51,840	56,711
Other assets	25,962	28,356
Total assets	677,045	813,762
Liabilities and Equity
Accrued compensation and employee related obligations	54,691	108,146
Debt	362,003	428,435
Payable to related parties pursuant to the tax receivable agreement	54,640	54,636
Lease liabilities	50,938	51,794
Accrued expenses and other liabilities	32,376	43,319
Total liabilities	554,648	686,330
Commitments and contingencies (Note 13)

Preferred stock, $0.0001 par value, 100,000,000 shares authorized, none issued	—	—
Class A common stock, $0.0001 par value, 700,000,000 authorized; 61,120,273 and 60,721,681 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	6	6
Class B common stock, $0.0001 par value, 500,000,000 authorized, none issued	—	—
Class C common stock, $0.0001 par value, 300,000,000 authorized; 141,665,831 issued and outstanding as of June 30, 2026 and December 31, 2025	14	14
Additional paid-in capital	43,648	44,004
Accumulated other comprehensive loss	(193)	(770)
Retained earnings	(18,137)	(16,262)
Total GCM Grosvenor Inc. equity	25,338	26,992
Noncontrolling interests in subsidiaries	39,428	44,006
Noncontrolling interests in GCMH	57,631	56,434
Total equity	122,397	127,432
Total liabilities and equity	$677,045	$813,762

See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Income (Loss)
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Management fees	$114,762	$101,924	$225,632	$211,239
Incentive fees	17,592	16,258	29,585	31,326
Other operating income	1,985	1,475	3,900	2,938
Total operating revenues	134,339	119,657	259,117	245,503
Expenses
Employee compensation and benefits	71,178	74,863	146,546	157,103
General, administrative and other	27,676	25,549	56,604	53,825
Total operating expenses	98,854	100,412	203,150	210,928
Operating income	35,485	19,245	55,967	34,575
Investment income	3,472	5,782	7,393	6,546
Interest expense	(4,431)	(5,908)	(9,294)	(11,571)
Other income	1,015	1,182	2,355	2,028
Change in fair value of warrant liabilities	—	19,388	—	10,612
Net other income	56	20,444	454	7,615
Income before income taxes	35,541	39,689	56,421	42,190
Provision (benefit) for income taxes	3,688	(202)	6,824	3,389
Net income	31,853	39,891	49,597	38,801
Less: Net income attributable to noncontrolling interests in subsidiaries	623	980	1,487	1,155
Less: Net income attributable to noncontrolling interests in GCMH	21,666	23,474	33,079	21,746
Net income attributable to GCM Grosvenor Inc.	$9,564	$15,437	$15,031	$15,900

Earnings (loss) per share of Class A common stock:
Basic	$0.16	$0.30	$0.25	$0.33
Diluted	$0.12	$0.05	$0.17	$0.07
Weighted average shares of Class A common stock outstanding:
Basic	61,065,330	51,074,156	61,045,007	48,367,585
Diluted	203,583,596	196,338,595	204,173,955	195,641,160
See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$31,853	$39,891	$49,597	$38,801
Other comprehensive income (loss), net of tax:
Net change in cash flow hedges	2,213	(4,169)	3,426	(10,879)
Foreign currency translation adjustment	(263)	997	(868)	1,727
Total other comprehensive income (loss)	1,950	(3,172)	2,558	(9,152)
Comprehensive income before noncontrolling interests	33,803	36,719	52,155	29,649
Less: Comprehensive income attributable to noncontrolling interests in subsidiaries	623	980	1,487	1,155
Less: Comprehensive income attributable to noncontrolling interests in GCMH	23,158	20,808	35,060	14,196
Comprehensive income attributable to GCM Grosvenor Inc.	$10,022	$14,931	$15,608	$14,298
See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Equity (Deficit)
(Unaudited)
(In thousands)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Noncontrolling Interests in GCMH	Total Equity (Deficit)
Balance at March 31, 2026	$6	$14	$45,560	$(19,437)	$(651)	$41,355	$55,433	$122,280

Capital contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	751	—	751
Capital distributions paid to noncontrolling interests in subsidiaries	—	—	—	—	—	(3,301)	—	(3,301)
Repurchase of Class A common stock	—	—	(710)	—	—	—	(1,479)	(2,189)
Settlement of equity-based compensation in satisfaction of withholding tax requirements	—	—	(4,444)	—	—	—	(10,433)	(14,877)
Partners’ distributions	—	—	—	—	—	—	(23,107)	(23,107)
Deemed contributions	—	—	—	—	—	—	7,626	7,626
Net change in cash flow hedges	—	—	—	—	539	—	1,674	2,213
Translation adjustment	—	—	—	—	(81)	—	(182)	(263)
Equity-based compensation, equity-classified awards	—	—	2,914	—	—	—	6,833	9,747
Declared dividends	—	—	—	(8,264)	—	—	—	(8,264)
Deferred tax and other tax adjustments	—	—	(72)	—	—	—	—	(72)
Equity reallocation between controlling and noncontrolling interests	—	—	400	—	—	—	(400)	—
Net income (loss)	—	—	—	9,564	—	623	21,666	31,853
Balance at June 30, 2026	$6	$14	$43,648	$(18,137)	$(193)	$39,428	$57,631	$122,397

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Noncontrolling Interests in GCMH	Total Equity (Deficit)
Balance at December 31, 2025	$6	$14	$44,004	$(16,262)	$(770)	$44,006	$56,434	$127,432

Capital contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	1,285	—	1,285
Capital distributions paid to noncontrolling interests in subsidiaries	—	—	—	—	—	(7,350)	—	(7,350)
Issuance of Class A common stock due to exercised warrants	—	—	—	—	—	—	—	—
Repurchase of Class A common stock	—	—	(6,199)	—	—	—	(13,462)	(19,661)
Settlement of equity-based compensation in satisfaction of withholding tax requirements	—	—	(4,782)	—	—	—	(11,232)	(16,014)
Partners’ distributions	—	—	—	—	—	—	(45,856)	(45,856)
Deemed contributions	—	—	—	—	—	—	13,004	13,004
Proceeds from Share Purchase Agreement, net	—	—	—	—	—	—	—	—
Exchange of Partnership units for Class A common stock	—	—	—	—	—	—	—	—
Net change in cash flow hedges	—	—	—	—	837	—	2,589	3,426
Translation adjustment	—	—	—	—	(260)	—	(608)	(868)
Equity-based compensation, equity-classified awards	—	—	10,212	—	—	—	24,110	34,322
Declared dividends	—	—	—	(16,906)	—	—	—	(16,906)
Deferred tax and other tax adjustments	—	—	(14)	—	—	—	—	(14)
Equity reallocation between controlling and non-controlling interests	—	—	427	—	—	—	(427)	—
Net income (loss)	—	—	—	15,031	—	1,487	33,079	49,597
Balance at June 30, 2026	$6	$14	$43,648	$(18,137)	$(193)	$39,428	$57,631	$122,397

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Noncontrolling Interests in GCMH	Total Equity (Deficit)
Balance at March 31, 2025	$4	$14	$11,786	$(40,683)	$554	$47,480	$(108,829)	$(89,674)

Capital contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	978	—	978
Capital distributions paid to noncontrolling interests	—	—	—	—	—	(2,689)	—	(2,689)
Settlement of equity-based compensation in satisfaction of withholding tax requirements	—	—	(3,906)	—	—	—	(11,230)	(15,136)
Partners’ distributions	—	—	—	—	—	—	(19,242)	(19,242)
Deemed contributions	—	—	—	—	—	—	16,323	16,323
Proceeds from Share Purchase Agreement	1	—	12,635	—	—	—	37,197	49,833
Exchange of Partnership units for Class A common stock	—	—	(1,420)	—	—	—	1,419	(1)
Net change in cash flow hedges	—	—	—	—	(757)	—	(3,412)	(4,169)
Translation adjustment	—	—	—	—	251	—	746	997
Equity-based compensation, equity-classified awards	—	—	1,888	—	—	—	5,358	7,246
Declared dividends	—	—	—	(6,320)	—	—	—	(6,320)
Deferred tax and other tax adjustments	—	—	1,324	—	—	—	—	1,324
Equity reallocation between controlling and noncontrolling interests	—	—	(3,354)	257	—	—	3,097	—
Net income (loss)	—	—	—	15,437	—	980	23,474	39,891
Balance at June 30, 2025	$5	$14	$18,953	$(31,309)	$48	$46,749	$(55,099)	$(20,639)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Noncontrolling Interests in GCMH	Total Equity (Deficit)
Balance at December 31, 2024	$4	$14	$5,752	$(35,040)	$1,650	$52,233	$(114,952)	$(90,339)

Capital contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	1,238	—	1,238
Capital distributions paid to noncontrolling interests	—	—	—	—	—	(7,877)	—	(7,877)
Issuance of Class A common stock due to exercised warrants	—	—	806	—	—	—	2,575	3,381
Settlement of equity-based compensation in satisfaction of withholding tax requirements	—	—	(3,980)	—	—	—	(11,468)	(15,448)
Partners’ distributions	—	—	—	—	—	—	(38,306)	(38,306)
Deemed contributions	—	—	—	—	—	—	28,548	28,548
Proceeds from Share Purchase Agreement	1	—	12,635	—	—	—	37,197	49,833
Exchange of Partnership units for Class A common stock	—	—	(1,420)	—	—	—	1,419	(1)
Net change in cash flow hedges	—	—	—	—	(2,027)	—	(8,852)	(10,879)
Translation adjustment	—	—	—	—	425	—	1,302	1,727
Equity-based compensation, equity-classified awards	—	—	7,209	—	—	—	22,338	29,547
Declared dividends	—	—	—	(12,169)	—	—	—	(12,169)
Deferred tax and other tax adjustments	—	—	1,305	—	—	—	—	1,305
Equity reallocation between controlling and non-controlling interests	—	—	(3,354)	—	—		3,354	—
Net income (loss)	—	—	—	15,900	—	1,155	21,746	38,801
Balance at June 30, 2025	$5	$14	$18,953	$(31,309)	$48	$46,749	$(55,099)	$(20,639)

See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$49,597	$38,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,953	2,161
Equity-based compensation, equity-classified awards	34,322	29,547
Deferred income tax expense	4,887	1,993
Other non-cash compensation	97	177
Partnership interest-based compensation	13,004	28,548
Amortization of debt issuance costs	344	386
Amortization of terminated swap	(3,760)	(3,760)
Loss on extinguishment of debt	414	—
Change in fair value of warrant liabilities	—	(10,612)
Proceeds received from investments	5,428	6,837
Non-cash investment income	(7,393)	(6,546)
Non-cash lease expense	1,723	1,911
Other	52	(55)
Change in assets and liabilities:
Management fees receivable	(4,340)	5,864
Incentive fees receivable	49,724	37,431
Due from related parties	(215)	(1,277)
Other assets	1,986	(3,515)
Accrued compensation and employee related obligations	(53,544)	(52,393)
Lease liabilities, net	(780)	(2,408)
Accrued expenses and other liabilities	(3,658)	2,151
Net cash provided by operating activities	89,841	75,241
Cash flows from investing activities
Purchases of premises and equipment	(5,703)	(2,392)
Contributions/subscriptions to investments	(21,439)	(15,056)
Distributions from investments	7,073	9,817
Net cash used in investing activities	(20,069)	(7,631)
Cash flows from financing activities
Capital contributions received from noncontrolling interests in subsidiaries	1,285	1,238
Capital distributions paid to partners and member	(45,856)	(38,306)
Capital distributions paid to noncontrolling interests in subsidiaries	(7,350)	(7,877)
Principal payments on Senior Loan	(67,190)	(2,190)
Payments to repurchase Class A common stock	(19,661)	—
Proceeds from exercise of warrants	—	2,762
Settlement of equity-based compensation in satisfaction of withholding tax requirements	(16,014)	(15,448)
Proceeds from Share Purchase Agreement, net	—	49,833
Dividends paid	(16,742)	(12,064)
Net cash used in financing activities	(171,528)	(22,052)
Effect of exchange rate changes on cash	(764)	1,322
Net increase (decrease) in cash and cash equivalents	$(102,520)	$46,880
Cash and cash equivalents
Beginning of period	242,116	89,454
End of period	$139,596	$136,334
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$11,346	$14,395
Cash paid during the period for income taxes, net	$8,694	$5,158
Supplemental disclosure of cash flow information from operating activities
Non-cash right-of-use assets obtained in exchange for new and modified operating leases	$—	$1,967
Non-cash adjustment to operating lease right-of-use assets from lease modification	$—	$(102)
Supplemental disclosure of cash flow information from investing activities
Non-cash premises and equipment additions in accrued expenses and other liabilities	$13	$—
Supplemental disclosure of non-cash information from financing activities
Deemed contributions from GCMH Equityholders	$13,004	$28,548
Establishment of deferred tax assets, net related to non-cash activities	$(14)	$1,305
Non-cash change in payable to related parties pursuant to tax receivable agreement	$4	$9,170
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
GCMG was incorporated on July 27, 2020 under the laws of the State of Delaware for the purpose of consummating the Transaction and merging with CF Finance Acquisition Corp. (“CFAC”), which was incorporated on July 9, 2014 under the laws of the State of Delaware. GCMG owns all of the equity interests of GCM Grosvenor Holdings, LLC (“IntermediateCo”), formerly known as CF Finance Intermediate Acquisition, LLC until November 18, 2020, which is the general partner of GCMH subsequent to the Transaction. GCMG’s ownership (through IntermediateCo) of GCMH as of June 30, 2026 and December 31, 2025 was approximately 30.1% and 30.0%, respectively.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all necessary adjustments (which consists of only normal recurring items) have been made to fairly present the Condensed Consolidated Financial Statements for the interim periods presented. Results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”).
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
The Company holds an investment in an unconsolidated entity, which is accounted for using the equity method of accounting. The investment is recognized at cost, adjusted for the Company’s share of the entity’s net income or loss, less any distributions or dividends received by the Company and any impairment of the investment. The Company records its share of capital contributions to and distributions from its investment within investments in the Condensed Consolidated Statements of Financial Condition during the one quarter lag period. The Company records its proportionate share of net income or loss from the investment as investment income on the Condensed Consolidated Statements of Income (Loss) on a one quarter lag. To the extent that management is aware of material events that affect its investment during the intervening period, the impact of the events would be disclosed in the notes to the Condensed Consolidated Financial Statements.
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
3. Revenues
For the three and six months ended June 30, 2026 and 2025, management fees and incentive fees consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Management fees	2026	2025	2026	2025
Management fees, net	$109,401	$97,934	$214,606	$202,567
Fund expense reimbursement revenue	5,361	3,990	11,026	8,672
Total management fees	$114,762	$101,924	$225,632	$211,239

	Three Months Ended June 30,		Six Months Ended June 30,
Incentive fees	2026	2025	2026	2025
Performance fees	$1,414	$1,433	$6,915	$5,251
Carried interest	16,178	14,825	22,670	26,075
Total incentive fees	$17,592	$16,258	$29,585	$31,326
The Company recognized revenues of less than $0.1 million during each of the three months ended June 30, 2026 and 2025, respectively, and $0.3 million and $0.9 million during the six months ended June 30, 2026 and 2025, respectively, that was previously received and deferred at the beginning of the respective periods. As of June 30, 2026, deferred revenue relating to constrained realized carried interest was approximately $5.9 million.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

4. Investments
Investments consist of the following:

	As of
	June 30, 2026	December 31, 2025
Equity method investments	$265,786	$255,740
Other investments	25,858	19,573
Total investments	$291,644	$275,313
As of June 30, 2026 and December 31, 2025, the Company held investments of $291.6 million and $275.3 million, respectively, of which $36.2 million and $40.5 million were owned by noncontrolling interest holders, respectively. Future net income (loss) and cash flow from investments held by noncontrolling interest holders will not be attributable to the Company.
On February 28, 2025, the Company closed a joint venture, Grove Lane Partners LLC (“Grove Lane”), a premier distribution platform to broaden individual investor access to alternative investments. Upon closing, the Company made a total capital commitment of $15.0 million in exchange for a 49% interest in Grove Lane, which is accounted for using the equity method of accounting. Under the terms of the joint venture agreement, the Company maintains the right, but not the obligation, to purchase the remaining 51% interest at a future date based on an agreed upon future value. As of June 30, 2026, the Company has funded $8.7 million of its capital commitment.
Other Investments
See Note 5 for fair value disclosures of certain investments held within other investments. The Company also holds $0.1 million of other investments not held at fair value within other investments as of June 30, 2026 and December 31, 2025, respectively.
5. Fair Value Measurements
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis and level of inputs used for such measurements as of June 30, 2026 and December 31, 2025:

	Fair Value as of June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$96,566	$—	$—	$96,566
Other investments	—	—	25,773	25,773
Total assets	$96,566	$—	$25,773	$122,339

Liabilities
Interest rate derivatives	—	3,459	—	3,459
Total liabilities	$—	$3,459	$—	$3,459

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
Other Investments
Investments in the subordinated notes of structured alternatives investment solutions are not publicly traded and are classified as Level 3. Management determines the fair value of its other investments using a discounted cash flow analysis (“Cash Flow Analysis”), which includes assumptions regarding the expected deployment and realization timing of the private investment. These positions were classified as Level 3 as of June 30, 2026 and December 31, 2025 because of the use of significant unobservable inputs in the Cash Flow Analysis as follows:

	June 30, 2026		December 31, 2025		Impact to Valuation from an Increase in Input(2)
Significant Unobservable Inputs(1)	Range	Weighted Average	Range	Weighted Average
Discount rate(3)	25.0% – 27.3%	26.2%	25.3% – 30.8%	26.9%	Decrease
Expected remaining term (years)	6 – 11	N/A	4 – 11	N/A	Decrease
Expected total value to paid in capital – private assets(4)	1.42x – 2.24x	1.75x	1.44x – 2.18x	1.78x	Increase
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
The resulting fair values of $25.8 million and $19.5 million were recorded within investments in the Condensed Consolidated Statements of Financial Condition as of June 30, 2026 and December 31, 2025, respectively.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
The following table presents changes in Level 3 assets measured at fair value for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of period	$19,780	$12,341	$19,462	$11,993
Purchases	3,953	—	4,770	—
Distributions	—	—	(428)	—
Change in fair value	2,040	168	1,969	516
Balance at end of period	$25,773	$12,509	$25,773	$12,509
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
The following table presents changes in Level 3 liabilities measured at fair value for the three and six months ended June 30, 2025:

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
Balance at beginning of period	$1,879	$1,361
Change in fair value	(1,188)	(670)
Balance at end of period	$691	$691
6. Equity
Shares of Common Stock Outstanding
The following table shows a rollforward of the common stock outstanding for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	Class A common stock	Class B common stock	Class C common stock	Class A common stock	Class B common stock	Class C common stock
Beginning of period	59,410,644	—	141,665,831	60,721,681	—	141,665,831
Net shares delivered for vested RSUs	1,913,436	—	—	2,128,670	—	—
Repurchase of Class A shares	(203,807)	—	—	(1,730,078)	—	—
End of period	61,120,273	—	141,665,831	61,120,273	—	141,665,831

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
As of June 30, 2026, 333,277 RSUs were vested, but not yet delivered, and are therefore not yet included in outstanding Class A common stock. The delivery of vested RSUs will be reduced by the number of shares withheld to satisfy statutory withholding tax obligations as well as RSUs that are settled in cash. See Note 10 for additional information on the Company’s RSUs.
During the six months ended June 30, 2025, 240,190 public warrants were exercised resulting in $2.8 million of proceeds. No warrants were exercised during the three months ended June 30, 2025 and the three and six months ended June 30, 2026, respectively.
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

The Company did not issue any shares under the ATM equity program during the three and six months ended June 30, 2026.
Dividends
Dividends are reflected in the Condensed Consolidated Statements of Equity (Deficit) when declared by the Board of Directors. The table below summarizes dividends declared to date during 2026:

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

Declaration Date	Record Date	Payment Date	Dividend per Class A Common Share
February 9, 2026	March 2, 2026	March 16, 2026	$0.12
May 5, 2026	June 5, 2026	June 15, 2026	$0.12
August 7, 2026	September 1, 2026	September 15, 2026	$0.12
Dividend equivalent payments of $3.5 million were accrued for holders of undelivered RSUs as of June 30, 2026. Distributions to partners represent distributions made to GCMH Equityholders.
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
During the three and six months ended June 30, 2026, the Company was deemed to have repurchased 1,382,385 and 1,479,631 shares, respectively, which reflects both RSUs that were settled in cash and shares retired in connection with the net share settlement of equity-based awards, for $14.9 million and $16.0 million, or an average of $10.76 and $10.82 per share, respectively. See Note 10 for additional information regarding RSUs.
During the three and six months ended June 30, 2026, the Company repurchased 203,807 and 1,730,078 shares of Class A common stock, respectively, for $2.2 million and $19.7 million, or an average of $10.74 and $11.36 per share, respectively. As of June 30, 2026, the Company had $55.0 million remaining under the stock repurchase plan.
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

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

During the six months ended June 30, 2025, 240,190 public warrants were exercised resulting in $2.8 million of proceeds. No warrants were exercised or repurchased during the three months ended June 30, 2025. During the year ended December 31, 2025, 10,410,334 public warrants were exercised resulting in $119.7 million of proceeds. No public warrants were outstanding during the three and six months ended June 30, 2026.
The private placement warrants (including the Class A common stock issuable upon exercise of the private placement warrants) were not redeemable by the Company so long as they are held by CF Sponsor, Holdings or their permitted transferees. CF Sponsor, Holdings or their permitted transferees, had the option to exercise the private placement warrants on a cashless basis.
During the year ended December 31, 2025, 900,000 private warrants were exercised, resulting in the issuance of 6,988 shares of Class A common stock pursuant to the election of the cashless basis exercise. No private warrants were outstanding during the three and six months ended June 30, 2026.
8. Variable Interest Entities
The Company consolidates VIEs when it determines that it is the primary beneficiary. Based on this assessment, the Company consolidates a certain VIE in the Condensed Consolidated Statements of Financial Condition. Creditors (or beneficial interest holders) of the VIEs do not have recourse to the Company’s general credit.
The carrying amounts of consolidated VIE’s assets and liabilities, adjusting for intercompany eliminations, were as follows:

	As of
	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$1,042	$2,497
Management fees receivable	584	449
Other assets	264	302
Total assets	$1,890	$3,248
Liabilities
Accrued expenses and other liabilities	222	234
Total liabilities	$222	$234
The Company holds variable interests in certain entities that are VIEs which are not consolidated, as it is determined that the Company is not the primary beneficiary. The Company’s involvement with such entities is generally in the form of direct equity interests in, and fee arrangements with, the entities in which it also serves as the general partner or managing member. The Company evaluated its variable interests in the VIEs and determined it is not considered the primary beneficiary of the entities primarily because it does not have interests in the entities that could potentially be significant. No reconsideration events that caused a change in the Company’s consolidation conclusions occurred during either the six months ended June 30, 2026 or the year ended December 31, 2025. As of June 30, 2026 and December 31, 2025, the total unfunded commitments from the special limited partner and general partners to the unconsolidated VIEs were $82.5 million and $88.3 million, respectively. These commitments are the primary source of financing for the unconsolidated VIEs.
The following table sets forth certain information regarding the VIEs in which the Company holds a variable interest but does not consolidate. The assets recognized on the Company’s Condensed Consolidated Statements of Financial Condition relate to the Company’s interests in and management fees, incentive fees and third party costs receivables from these non-consolidated VIEs. The Company’s maximum exposure to loss relating to non-consolidated VIEs as of June 30, 2026 and December 31, 2025 were as follows:

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

	As of
	June 30, 2026	December 31, 2025
Investments	$132,639	$121,572
Receivables	14,753	12,387
Maximum exposure to loss	$147,392	$133,959
The above table includes investments in VIEs which are owned by noncontrolling interest holders of approximately $19.7 million and $22.0 million as of June 30, 2026 and December 31, 2025, respectively.
9. Employee Compensation and Benefits
For the three and six months ended June 30, 2026 and 2025, employee compensation and benefits consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash-based employee compensation and benefits	$39,369	$38,658	$77,719	$77,705
Equity-based compensation	10,650	6,776	33,604	27,077
Partnership interest-based compensation	7,626	16,323	13,004	28,548
Carried interest compensation	8,977	9,281	13,399	14,606
Cash-based incentive fee related compensation	4,505	3,832	8,723	8,990
Other non-cash compensation	51	(7)	97	177
Total employee compensation and benefits	$71,178	$74,863	$146,546	$157,103
Partnership Interest in Holdings, Holdings II and Management LLC
Payments and settlements for partnership interest awards to the employees are made by GCMH Equityholders. As a result, the Company records a non-cash profits interest compensation charge and an offsetting deemed contribution to equity (deficit) to reflect the payments or settlements made or owed by the GCMH Equityholders. Since payments or settlements are made by Holdings, Holdings II and Management LLC, the expense that is pushed down to GCMH and the offsetting deemed contribution are each attributed solely to noncontrolling interests in GCMH. Any liability related to the awards is recognized at Holdings, Holdings II or Management LLC as Holdings, Holdings II or Management LLC is the party responsible for satisfying the obligation, and is not shown in the Company’s Condensed Consolidated Financial Statements. The Company has recorded deemed contributions to equity (deficit) from Holdings, Holdings II and Management LLC of $7.6 million and $16.3 million for the three months ended June 30, 2026 and 2025, respectively, and $13.0 million and $28.5 million for the six months ended June 30, 2026 and 2025, respectively, for partnership interest-based compensation expense which was or will ultimately be paid or settled by Holdings, Holdings II or Management LLC.
GCMH Equityholders have modified awards to certain individuals upon their voluntary retirement or intention to retire as employees. These awards generally include a stated target amount that, upon payment, terminates the recipient’s rights to future distributions and allows for a lump sum buy-out of the awards, at the discretion of the managing member of Holdings, Holdings II, and Management LLC. The awards are accounted for as partnership interest-based compensation at the fair value of these expected future payments, in the period the employees accepted the offer when there is no continued service required. The Company recognized partnership interest-based compensation expense related to award modifications of $2.5 million and $7.3 million for the three months ended June 30, 2026 and 2025, respectively, and $5.0 million and $12.7 million for the six months ended June 30, 2026 and 2025, respectively.
The liability associated with awards that contain a stated target has been retained by Holdings as of June 30, 2026 and December 31, 2025 and is re-measured at each reporting date, with any corresponding changes in liability being reflected as employee compensation and benefits expense of the Company. Certain recipients had unvested stated target payments of $20.7 million and $13.3 million as of June 30, 2026 and 2025, respectively, which will be reflected as employee compensation and

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
benefits expense by the Company over the service period. The Company recognized partnership interest-based compensation expense of $5.1 million and $7.3 million for the three months ended June 30, 2026 and 2025, respectively, and $8.0 million and $10.2 million for the six months ended June 30, 2026 and 2025, respectively, related to profits interest awards that are in substance profit-sharing arrangements.
GCMH Equityholders Awards
In the year ended December 31, 2022, GCMH Equityholders entered into agreements that will transfer equity ownership between certain existing employee members of the GCMH Equityholders (“GCMH Equityholders Awards”). The GCMH Equityholders Awards will entitle recipients to receive Class A common stock upon vesting. The non-cash awards serve to transfer equity ownership from existing GCMH Equityholders to other existing member employees upon vesting. The GCMH Equityholders Awards did not dilute Class A common stockholders and did not impact cash flows of the Company. The GCMH Equityholders Awards are accounted for under ASC 718, Compensation—Stock Compensation. The awards vested in May 2025 and do not entitle the recipients to dividends or distributions made on Class A common stock until delivery. As such, the fair value of the GCMH Equityholders Awards is based on the closing price of Class A common stock on the accounting grant date less the present value of dividends expected to be paid during the vesting period. GCMH Equityholders can settle the awards at various dates after vesting by exchanging outstanding GCMH common units or by otherwise acquiring and delivering Class A common stock, and therefore the vesting of such awards will not dilute Class A common stockholders. As such, the expense that is pushed down to GCMH and the offsetting deemed contribution are each attributed solely to noncontrolling interests in GCMH, consistent with the accounting for payments to employees described above. The GCMH Equityholders Awards of 7,169,415 units had an aggregate grant date fair value of $53.4 million, or an average grant date fair value of $7.45 per unit. During the six months ended June 30, 2025, a modification of a GCMH Equityholder Award was made that changed settlement of 200,000 shares to be from the Company’s 2020 Incentive Award Plan. This modification did not impact partnership interest-based compensation expense recognized. The Company recognized partnership interest-based compensation expense related to the GCMH Equityholders Awards of $1.7 million and $5.6 million for the three and six months ended June 30, 2025. The Company did not recognize any partnership interest-based compensation expense related to the GCMH Equityholders Awards for the three and six months ended June 30, 2026 as all compensation expense related to the GCMH Equityholders Awards was previously recognized.
Other non-cash compensation
Other non-cash compensation consists of employee compensation and benefits expense related to deferred compensation programs and other awards that represent investments made in GCM Funds on behalf of the employees.
10. Equity-Based Compensation
During the six months ended June 30, 2026, the Company granted 3.0 million equity-classified RSUs and 1.1 million liability-classified RSUs with aggregate grant date fair values of $35.3 million and $12.8 million, respectively, to certain employees.
The liability-classified RSUs are either classified as liabilities because they are required to be settled in cash or because the Company has the right to and intends to (as of the grant date or June 30, 2026, as applicable) settle the RSUs partially or wholly in cash. During the six months ended June 30, 2026, the Company reclassified 2.0 million RSUs from liability-classified to equity-classified based on management’s intent to settle the awards in shares of Class A common stock. The majority of liability-classified awards outstanding as of December 31, 2025 were granted in November 2025, vested on March 1, 2026 and were delivered on April 15, 2026.
Other awards generally vest either (a) over a one to three year period, or (b) over a three to seven year period. Upon delivery, the Company may withhold the number of shares to satisfy the statutory withholding tax obligation and deliver the net number of resulting shares vested.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

A summary of non-vested equity-classified RSU activity for the six months ended June 30, 2026 is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of December 31, 2025	5,650,997	$11.57
Granted	3,046,918	11.57
Reclassified from liability-classified RSUs	2,011,503	11.24
Vested	(3,576,274)	10.93
Forfeited	(1,302)	14.12
Balance as of June 30, 2026	7,131,842	$11.79
A summary of non-vested liability-classified RSU activity for the six months ended June 30, 2026 is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of December 31, 2025	1,648,898	$11.08
Granted	1,096,121	11.66
Reclassified to equity-classified RSUs	(2,011,503)	11.24
Vested	(684,764)	11.49
Balance as of June 30, 2026	48,752	$11.63
The total grant-date fair value of RSUs that vested during the three months ended June 30, 2026 and 2025 was $27.6 million and $21.8 million, respectively, and $47.0 million and $38.7 million for the six months ended June 30, 2026 and 2025, respectively. For the three months ended June 30, 2026 and 2025, $10.7 million and $6.8 million, respectively, of compensation expense related to RSUs was recorded within employee compensation and benefits in the Condensed Consolidated Statements of Income (Loss). For the six months ended June 30, 2026 and 2025, $33.6 million and $27.1 million, respectively, of compensation expense related to RSUs was recorded within employee compensation and benefits in the Condensed Consolidated Statements of Income (Loss). As of June 30, 2026, total unrecognized compensation expense related to unvested RSUs was $73.0 million and is expected to be recognized over the remaining weighted average period of 3.7 years.
The tax benefit related to RSUs that vested and were delivered during the six months ended June 30, 2026 was $3.3 million.
11. Debt
The table below summarizes the outstanding debt balance as of June 30, 2026 and December 31, 2025:

	As of
	June 30, 2026	December 31, 2025
Senior loan	$364,240	$431,430
Less: debt issuance costs	(2,237)	(2,995)
Total debt	$362,003	$428,435

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

Maturities of debt for the next five years and thereafter as of June 30, 2026 are as follows:

Remainder of 2026	$2,190
2027	4,380
2028	4,380
2029	4,380
2030	348,910
Total	$364,240
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
In addition to the scheduled principal repayments, the Company is required to offer to make prepayments of Consolidated Excess Cash Flow (“Cash Flow Payments”) no later than five days following the date the quarterly financial statements are due if the leverage ratio exceeds certain thresholds in the Amended Credit Agreement No. 8. The Cash Flow Payments were calculated as defined in the Senior Loan agreement based on a percentage of calculated excess cash. During the three and six months ended June 30, 2026, the Company was not required to offer to make any Cash Flow Payments.
During the six months ended June 30, 2026, the Company completed a voluntary prepayment of $65.0 million on our outstanding 2030 Term Loans. As a result of the voluntary prepayment, the Company expensed $0.4 million for the write off of previously capitalized debt issuance costs which is recorded within other income in the Condensed Consolidated Statements of Income (Loss) for the six months ended June 30, 2026.
As of June 30, 2026 and December 31, 2025, $364.2 million and $431.4 million of 2030 Term Loans were outstanding, respectively, with weighted average interest rates of 5.92% and 6.58% for the six months ended June 30, 2026 and 2025, respectively.
Under the credit and guaranty agreement governing the terms of the Senior Loan, the Company must maintain certain leverage and interest coverage ratios. The credit and guaranty agreement also contains other covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur debt and restrict the Company and its subsidiaries ability to

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

merge or consolidate, or sell or convey all or substantially all of the Company’s assets. As of June 30, 2026, the Company was in compliance with all covenants.
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
Revolving Credit Facility
Concurrent with the issuance of the Senior Loan, the Company entered into a $50.0 million revolving credit facility (“Revolving Credit Facility”). The Revolving Credit Facility maturity date was extended from February 24, 2026 to February 24, 2028 as part of Amendment No. 8 to the Credit Agreement, and carries an unused commitment fee of up to 0.50% per annum. There were no outstanding borrowings related to the Revolving Credit Facility as of each of June 30, 2026 and December 31, 2025.
Other
Certain subsidiaries of the Company agree to jointly and severally guarantee, as primary obligors and not merely as surety guarantees the obligations of their parent entity, GCMH.
Amortization of deferred debt issuance costs was $0.2 million for each the three months ended June 30, 2026 and 2025, respectively, and $0.3 million and $0.4 million for the six months ended June 30, 2026 and 2025, respectively. These amounts are recorded within interest expense in the Condensed Consolidated Statements of Income (Loss).
The carrying value of the Senior Loan, excluding the unamortized debt issuance costs presented as a reduction to the principal balance, approximated its fair value as of June 30, 2026 and December 31, 2025. As the Senior Loan was not accounted for at fair value, it was not included in the Company’s fair value hierarchy in Note 5, however had it been included, it would have been classified in Level 2.
12. Interest Rate Derivatives
The Company has entered into various derivative agreements with financial institutions to hedge interest rate risk related to its outstanding debt. The Company had the following interest rate derivatives recorded within accrued expenses and other liabilities as of June 30, 2026 and December 31, 2025 in the Condensed Consolidated Statements of Financial Condition:

Derivative	Notional Amount	Fair Value as of June 30, 2026	Fair Value as of December 31, 2025	Fixed Rate Paid	Floating Rate Received	Effective Date(2)	Maturity Date
Interest rate swap	$300,000	$(1,298)	$(6,109)	4.37%	1 month Term SOFR(1)	November 2022	February 2028
Interest rate swap	$28,500	$(221)	$(707)	4.47%	1 month Term SOFR(1)	May 2024	February 2028
Interest rate swap	$317,000	$(1,940)	$(3,878)	4.17%	1 month Term SOFR(1)	February 2028	February 2030
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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
A rollforward of the amounts in accumulated other comprehensive income (loss) (“AOCI”) related to interest rate derivatives designated as cash flow hedges is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Derivative gain at beginning of period	$5,882	$11,632	$4,669	$18,342
Amount recognized in other comprehensive income (loss)(1)	3,579	(2,240)	6,176	(7,037)
Amount reclassified from accumulated other comprehensive income (loss) to interest expense	(1,366)	(1,929)	(2,750)	(3,842)
Derivative gain at end of period	8,095	7,463	8,095	7,463
Less: gain attributable to noncontrolling interests in GCMH	6,993	6,644	6,993	6,644
Derivative gain at end of period, net	$1,102	$819	$1,102	$819
____________
(1)Net tax provision (benefit) of $0.2 million and less than $0.1 million for the three and six months ended June 30, 2026, respectively, and $(0.4) million and $(0.8) million for the three and six months ended June 30, 2025.
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
The Company reclassified $1.9 million for each of the three months ended June 30, 2026 and 2025, respectively, and $3.8 million for each of the six months ended June 30, 2026 and 2025, respectively, from AOCI to interest expense, relating to the derivative instruments terminated that initially qualified for hedge accounting. The net impact of these reclassifications decreased interest expense for each of the three and six months ended June 30, 2026 and 2025.
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
During the next twelve months, the Company expects to reclassify approximately $6.5 million from AOCI to interest expense, which will decrease interest expense, including the impact of the swap terminations.

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
Operating lease costs are recorded within general, administrative and other and sublease income is recorded within other income in the Condensed Consolidated Statements of Income (Loss). The lease cost and sublease income components were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost(1)	$1,650	$1,879	$3,514	$3,752
Variable lease cost(2)	76	1,171	1,228	2,200
Less: sublease income	22	53	74	104
Total lease cost	$1,704	$2,997	$4,668	$5,848
____________
(1)Includes $0.1 million of short term lease expense for each of the three months ended June 30, 2026 and 2025, respectively, and for the six months ended June 30, 2025 and $0.2 million for the six months ended June 30, 2026.
(2)Includes common area maintenance charges and other variable costs not included in the measurement of ROU assets and lease liabilities.

The following table summarizes cash flows and other supplemental information related to our operating leases:

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities(1)	$3,110	$4,110
Non-cash ROU assets obtained in exchange for new and extended operating leases	$—	$1,967
Weighted average remaining lease term in years	12.4 years	13.1 years
Weighted average discount rate	6.3%	6.3%
(1)Excludes $0.7 million of cash received during the six months ended June 30, 2026 for lease incentives received related to the New York office lease.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
As of June 30, 2026, the maturities of operating lease liabilities were as follows:

Remainder of 2026	$2,988
2027	7,441
2028	7,348
2029	6,136
2030	6,497
Thereafter	56,391
Total lease payments	$86,801
Less: tenant improvement allowance	(8,976)
Less: imputed interest	(26,887)
Total operating lease liabilities	$50,938

Commitments
The Company owns a 6.25% interest in an aircraft and is required to pay a fixed management fee of $0.3 million per year until September 3, 2029.
The Company had $133.8 million and $140.6 million of unfunded investment commitments as of June 30, 2026 and December 31, 2025, respectively, representing general partner capital funding commitments to several of the GCM Funds and other commitments to our equity method investments.
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
In connection with the loan program, the Company entered into a separate arrangement with the third-party lender that includes a buyback provision, which represents a performance guarantee under applicable accounting guidance. Under the buyback provision, the Company may be required, upon an employee’s failure to perform under a loan agreement, to make a payment to the lender and acquire the pledged investment interests. The Company’s obligation is limited to an amount equal to the lesser of the outstanding loan balance or the fair value of the pledged investment interests at the time the guarantee is triggered. As of June 30, 2026, less than $0.1 million of loans were outstanding subject to the buyback provision. As of June 30, 2026, no defaults or repurchases have occurred under the EIP. The Company believes the risk of default by an employee to be remote.
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
The Company has a sublease agreement with Holdings. Because the terms of the sublease are identical to the terms of the original and amended leases, there is no impact to net income in the Condensed Consolidated Statements of Income (Loss) or Condensed Consolidated Statements of Cash Flows.
The Company incurs certain costs, primarily related to accounting, client reporting, investment-decision making and treasury-related expenditures, for which it receives reimbursement from the GCM Funds in connection with its performance obligations to provide investment management services. The Company also incurs certain costs, primarily related to employee benefits and travel, for which it receives reimbursement from Holdings. Due from related parties in the Condensed Consolidated Statements of Financial Condition includes net receivables from GCM Funds of $14.7 million and $14.5 million as of June 30, 2026 and December 31, 2025, respectively, and from Holdings of less than $0.1 million as of June 30, 2026 and December 31, 2025 paid on behalf of affiliated entities that are reimbursable to the Company. No net payables to GCM Funds were accrued as of June 30, 2026 and December 31, 2025, respectively.
Our executive officers, senior professionals, and certain current and former employees and their families invest on a discretionary basis in GCM Funds, and such investments are generally not subject to management fees and incentive fees.
Certain employees of the Company have an economic interest in an entity that is the owner and landlord of the building in which the principal headquarters of the Company are located. The Company paid $0.7 million for the three months ended June 30, 2025, and $0.4 million and $1.3 million for the six months ended June 30, 2026 and 2025, respectively, related to this lease. There was no payment for the three months ended June 30, 2026 related to this lease. This expense is recorded within general, administrative and other in the Condensed Consolidated Statements of Income (Loss).
The Company utilizes the services of an insurance broker to procure insurance coverage, including its general commercial package policy, workers’ compensation and professional and management liability coverage for its directors and officers. Certain members of Holdings have an economic interest in, and relatives are employed by, the Company’s insurance broker.
From time to time, certain of the Company’s executive officers utilize a private business aircraft, including an aircraft wholly owned or controlled by members of Holdings. Additionally, the Company arranges for the use of the private business aircraft through a number of charter services, including entities predominantly or wholly owned or controlled by members of Holdings. The Company paid, net of reimbursements, $0.6 million and $0.7 million for the three months ended June 30, 2026 and 2025, respectively, and $1.6 million and $1.5 million for the six months ended June 30, 2026 and 2025, respectively, to utilize aircraft and charter services wholly owned or controlled by members of Holdings, which is recorded within general, administrative and other in the Condensed Consolidated Statements of Income (Loss).
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

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

The Company’s effective tax rate was 10% and (1)% for the three months ended June 30, 2026 and 2025, respectively, and 12% and 8% for the six months ended June 30, 2026 and 2025, respectively. These rates were different than the statutory rate primarily due to the portion of income allocated to the noncontrolling interest holders, including profits interest expense, as well as a valuation allowance recorded against deferred tax assets and discrete tax adjustments recorded in the periods.
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

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
16. Earnings (Loss) Per Share
The following is a reconciliation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator for earnings (loss) per share calculation:
Net income attributable to GCM Grosvenor Inc., basic	$9,564	$15,437	$15,031	$15,900
Exchange of Partnership units	13,849	(994)	20,615	977
Exercise of private warrants	—	(297)	—	(166)
Exercise of public warrants	—	(4,592)	—	(2,473)
Net income attributable to common stockholders, diluted	$23,413	$9,554	$35,646	$14,238

Denominator for earnings (loss) per share calculation:
Weighted-average shares, basic	61,065,330	51,074,156	61,045,007	48,367,585
Exchange of Partnership units	141,665,831	142,823,480	141,665,831	143,525,463
Exercise of private warrants - incremental shares under the treasury stock method	—	63,298	—	94,589
Exercise of public warrants - incremental shares under the treasury stock method	—	1,163,618	—	1,749,494
Assumed vesting of RSUs - incremental shares under the treasury stock method	852,435	1,214,043	1,463,117	1,904,029
Weighted-average shares, diluted	203,583,596	196,338,595	204,173,955	195,641,160

Basic EPS
Net income attributable to common stockholders, basic	$9,564	$15,437	$15,031	$15,900
Weighted-average shares, basic	61,065,330	51,074,156	61,045,007	48,367,585
Net income per share attributable to common stockholders, basic	$0.16	$0.30	$0.25	$0.33

Diluted EPS
Net income attributable to common stockholders, diluted	$23,413	$9,554	$35,646	$14,238
Weighted-average shares, diluted	203,583,596	196,338,595	204,173,955	195,641,160
Net income per share attributable to common stockholders, diluted	$0.12	$0.05	$0.17	$0.07
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
There were no outstanding potentially dilutive securities excluded from the calculations of diluted earnings (loss) per share attributable to common stockholders because their impact would have been antidilutive during the three and six months ended June 30, 2026 and 2025, respectively.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

17. Segments
For the three and six months ended June 30, 2026, there have been no changes in the basis of segmentation or in the basis of measurement of assessing segment performance for the Company’s single reportable segment.
The following table presents the Company’s segment operating revenue, significant segment expenses, other income, and segment net income (loss) for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Segment operating revenue	$134,339	$119,657	$259,117	$245,503
Less:
Cash-based employee compensation and benefits	39,369	38,658	77,719	77,705
Equity-based compensation	10,650	6,776	33,604	27,077
Partnership interest-based compensation	7,626	16,323	13,004	28,548
Carried interest compensation	8,977	9,281	13,399	14,606
Cash-based incentive fee related compensation	4,505	3,832	8,723	8,990
Other non-cash compensation	51	(7)	97	177
General, administrative and other(1)	27,676	25,549	56,604	53,825
Investment income	(3,472)	(5,782)	(7,393)	(6,546)
Interest expense	4,431	5,908	9,294	11,571
Other income(2)	(1,015)	(1,182)	(2,355)	(2,028)
Change in fair value of warrants	—	(19,388)	—	(10,612)
Provision (benefit) for income taxes	3,688	(202)	6,824	3,389
Segment net income	$31,853	$39,891	$49,597	$38,801

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$31,853	$39,891	$49,597	$38,801
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
18. Subsequent Events
On August 7, 2026, GCMG’s Board of Directors declared a quarterly dividend of $0.12 per share of Class A common stock to record holders as of the close of business on September 1, 2026. The payment date will be September 15, 2026.

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
Trends Affecting Our Business
As a global alternative asset manager, our results of operations are impacted by a variety of factors, including conditions in the global financial markets and economic and political environments, particularly in the United States, Europe, Asia-Pacific, Latin America and the Middle East. While economic factors, such as interest rates, can make alternative investments more or less attractive relative to other asset classes, investors have increasingly gravitated towards the returns generated by alternative investments in order to meet their return objectives. In addition, increased equity market volatility can also contribute to increased investor demand for alternative strategies. We observed such volatility in 2025 and we have continued to observe such volatility during the first half of 2026 in the United States, driven by elevated inflation, the risk of economic slowdown, the ongoing implementation of U.S. trade tariffs, uncertainty regarding retaliatory measures by trading partners, geopolitical conflict, and the resulting impact on global equity and credit markets. This environment can influence when clients choose to commit capital, the pace at which we invest those commitments, and the timing of realizations and related fees. Finally, the opportunities in private markets continue to expand as firms raise new funds and launch new vehicles and products to access private markets across the globe.

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
For example, on July 4, 2025, H.R. 1, the “One Big Beautiful Bill Act” (the “OBBBA”) was signed into law in the United States. Among other changes, the OBBBA modifies key business tax provisions, including the restoration of 100% bonus depreciation under Section 168(k) of the Internal Revenue Code (the “Code”), the restoration of the immediate deduction of U.S. domestic research and experimental expenditures under Section 174A of the Code, the restoration of the EBITDA-based business interest expense limitation under Section 163(j) of the Code, and changes to the computation of taxes related to international operations. Based on our evaluation of the tax law changes outlined in the OBBBA, we do not expect the legislation to have a material impact on our financial statements.
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
Economic: ~30%
Voting: 100%
GCM Grosvenor Operating Businesses
Grosvenor Capital Management Holdings, LLLP and its Subsidiaries

Note: The diagram depicts a simplified version of our structure and does not include all legal entities in our structure. Approximate ownership percentages are as of August 5, 2026.
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
(4)As of August 5, 2026, there were 61,126,269 shares of Class A common stock outstanding and 141,665,831 common units of GCMH (“Common Units”) outstanding held by the GCMH Equityholders, which may be exchanged for shares of Class A common stock on a one-to-one basis, or, at our election, for cash, pursuant to and subject to the restrictions set forth in the Fifth Amended and Restated Limited Liability Limited Partnership Agreement of GCMH. As of August 5, 2026, GCM V held 141,665,831 shares of Class C common stock, which corresponds to the number of Common Units held by the GCMH Equityholders. As of August 5, 2026, the GCMH Equityholders held 6,988 shares of Class A common stock.

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
We provided investment management / advisory services on assets of $96.7 billion and $90.9 billion as of June 30, 2026 and December 31, 2025, respectively.
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
Agreements generally include a clawback provision that, if triggered, would require us to return up to the cumulative amount of carried interest distributed, typically net of tax, upon liquidation of those funds, if the aggregate amount paid as carried interest exceeds the amount actually due based upon the aggregate performance of each fund. We have defined the portion to be deferred as the amount of carried interest, typically net of tax, that we would be required to return if all remaining investments had no value as of the end of each reporting period. As of June 30, 2026, deferred revenue relating to constrained realized carried interest was approximately $5.9 million.
Assets under management that are subject to carried interest, excluding investments of the firm and our professionals from which we generally do not earn incentive fees, were approximately $51.0 billion as of June 30, 2026.
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
Assets under management that are subject to performance fees, excluding investments of the firm and our professionals from which we generally do not earn incentive fees, were approximately $17.2 billion as of June 30, 2026.
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
Change in Fair Value of Warrant Liabilities
Change in fair value of warrant liabilities was non-cash and consisted of fair value adjustments related to the outstanding public and private warrants issued in connection with the Transaction. The warrant liabilities were classified as marked-to-market liabilities pursuant to ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and the corresponding increase or decrease in value impacted our net income (loss). No warrants remained outstanding during the three or six months ended June 30, 2026.
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

Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests in subsidiaries represents the economic interests of third parties in certain consolidated subsidiaries.
Net income attributable to noncontrolling interests in GCMH represents the economic interests of GCMH Equityholders in GCMH. Profits and losses, other than partnership interest-based compensation, are allocated to the noncontrolling interests in GCMH in proportion to their relative ownership interests regardless of their basis.

Results of Operations
The following is a discussion of our consolidated results of operations for the three and six months ended June 30, 2026 and 2025. This information is derived from our accompanying Condensed Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, unaudited)
Revenues
Management fees	$114,762	$101,924	$225,632	$211,239
Incentive fees	17,592	16,258	29,585	31,326
Other operating income	1,985	1,475	3,900	2,938
Total operating revenues	134,339	119,657	259,117	245,503
Expenses
Employee compensation and benefits	71,178	74,863	146,546	157,103
General, administrative and other	27,676	25,549	56,604	53,825
Total operating expenses	98,854	100,412	203,150	210,928
Operating income	35,485	19,245	55,967	34,575
Investment income	3,472	5,782	7,393	6,546
Interest expense	(4,431)	(5,908)	(9,294)	(11,571)
Other income	1,015	1,182	2,355	2,028
Change in fair value of warrant liabilities	—	19,388	—	10,612
Net other income	56	20,444	454	7,615
Income before income taxes	35,541	39,689	56,421	42,190
Provision (benefit) for income taxes	3,688	(202)	6,824	3,389
Net income	31,853	39,891	49,597	38,801
Less: Net income attributable to noncontrolling interests in subsidiaries	623	980	1,487	1,155
Less: Net income attributable to noncontrolling interests in GCMH	21,666	23,474	33,079	21,746
Net income attributable to GCM Grosvenor Inc.	$9,564	$15,437	$15,031	$15,900
Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, unaudited)
Private markets strategies	$66,948	$59,600	$130,495	$126,458
Absolute return strategies	42,453	38,334	84,111	76,109
Fund expense reimbursement revenue	5,361	3,990	11,026	8,672
Total management fees	114,762	101,924	225,632	211,239
Incentive fees	17,592	16,258	29,585	31,326
Administrative fees	1,169	1,295	2,462	2,577
Other	816	180	1,438	361
Total other operating income	1,985	1,475	3,900	2,938
Total operating revenues	$134,339	$119,657	$259,117	$245,503

Three Months Ended June 30, 2026 and June 30, 2025
Management fees increased $12.8 million, or 13%, to $114.8 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Private markets strategies fees increased $7.3 million, or 12%, primarily due to a $3.6 million increase in private market strategies specialized funds fees and a $2.6 million increase in private markets strategies customized separate accounts fees, both as a result of capital raising and deployment. Absolute return strategies fees increased $4.1 million, or 11%, primarily as a result of higher returns for certain absolute return strategies funds as well as capital raising. Fund expense reimbursement revenue increased $1.4 million, or 34% to $5.4 million.
Incentive fees consisted of carried interest and performance fees. Carried interest increased $1.4 million, or 9%, to $16.2 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This increase is primarily due to higher carry realizations and distributions from investments during three months ended June 30, 2026, as compared to the three months ended June 30, 2025. Performance fees were generally consistent for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Performance fees are generally determined at the end of the calendar year and are generally minimal in interim periods.
Six Months Ended June 30, 2026 and June 30, 2025
Management fees increased $14.4 million, or 7%, to $225.6 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Absolute return strategies fees increased $8.0 million, or 11%, primarily as a result of capital raising and higher returns for certain absolute return strategies funds. Private market strategies fees increased $4.0 million, or 3%, primarily due to a $4.4 million increase in private market strategies customized separate accounts fees, as a result of capital raising and deployment, partially offset by a $2.4 million decrease in private market strategies specialized funds fees, as a result of lower catch-up management fees. Fund expense reimbursement revenue increased $2.4 million, or 27% to $11.0 million.
Incentive fees consisted of carried interest and performance fees. Carried interest decreased $3.4 million, or 13%, to $22.7 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. This decrease is primarily due to lower carry realizations and distributions from investments during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. Performance fees increased $1.7 million, or 32%, to $6.9 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to higher fees earned from one fund with a different fiscal year than us as well as higher crystallized fees earned on redemptions from certain funds, partially offset by lower true-up fees. Performance fees are generally determined at the end of the calendar year and are generally minimal in interim periods.
Expenses
Employee Compensation and Benefits

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, unaudited)
Cash-based employee compensation and benefits	$39,369	$38,658	$77,719	$77,705
Equity-based compensation	10,650	6,776	33,604	27,077
Partnership interest-based compensation	7,626	16,323	13,004	28,548
Carried interest compensation	8,977	9,281	13,399	14,606
Cash-based incentive fee related compensation	4,505	3,832	8,723	8,990
Other non-cash compensation	51	(7)	97	177
Total employee compensation and benefits	$71,178	$74,863	$146,546	$157,103
Three Months Ended June 30, 2026 and June 30, 2025
Employee compensation and benefits decreased $3.7 million, or 5%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The overall decrease was primarily driven by a decrease in partnership interest-based compensation partially offset by an increase in equity-based compensation. Partnership interest-based compensation decreased $8.7 million, or 53%, primarily due to lower expense recorded for the GCMH Equityholders Awards and award modifications during the three months ended June 30, 2026. GCMH Equityholders Awards and award modifications are further described in

Note 9 in the notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of the Quarterly Report on Form 10-Q. These awards do not dilute Class A common stockholders or impact our net cash flows. Equity-based compensation increased $3.9 million, or 57%, primarily due to an increase in equity-classified and liability-classified RSUs outstanding during the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
Six Months Ended June 30, 2026 and June 30, 2025
Employee compensation and benefits decreased $10.6 million, or 7%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The overall decrease was primarily driven by decreases in partnership interest-based compensation and carried interest compensation partially offset by an increase in equity-based compensation. Partnership interest-based compensation decreased $15.5 million, or 54%, primarily due to lower expense recorded for the GCMH Equityholders Awards and award modifications during the six months ended June 30, 2026. GCMH Equityholders Awards and award modifications are further described in Note 9 in the notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of the Quarterly Report on Form 10-Q. These awards do not dilute Class A common stockholders or impact our net cash flows. Carried interest compensation decreased $1.2 million, or 8%, primarily due to lower realized carried interest during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Equity-based compensation increased $6.5 million, or 24%, primarily due to an increase in equity-classified and liability-classified RSUs granted and outstanding during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
General, Administrative and Other
Three and Six Months Ended June 30, 2026 and June 30, 2025
General, administrative and other increased $2.1 million, or 8%, to $27.7 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily driven by an increase in IT related costs of $1.2 million and reimbursable fund expenses of $1.1 million, partially offset by a decrease in occupancy related costs of $1.3 million.
General, administrative and other increased $2.8 million, or 5%, to $56.6 million for the six months ended June 30, 2026 compared to the six months ended months ended June 30, 2025, primarily driven by an increase in reimbursable fund expenses of $1.8 million and IT related costs of $1.6 million, partially offset by a decrease in occupancy related costs of $1.2 million.
Net Other Income (Expense)
Three Months Ended June 30, 2026 and June 30, 2025
Investment income was $3.5 million for the three months ended June 30, 2026 compared to $5.8 million for the three months ended June 30, 2025, primarily due to the change in value of private and public market investments.
Interest expense was $4.4 million for the three months ended June 30, 2026, compared to $5.9 million for the three months ended June 30, 2025, primarily due to lower average debt balance.
Other income was $1.0 million for the three months ended June 30, 2026, compared to $1.2 million for the three months ended June 30, 2025, and consisted primarily of interest income in each period.
There was no change in fair value of warrant liabilities for the three months ended June 30, 2026, as no public or private warrants were outstanding following their exercise or expirations during the three months ended December 31, 2025.
Six Months Ended June 30, 2026 and June 30, 2025
Investment income was $7.4 million for the six months ended June 30, 2026 compared to $6.5 million for the six months ended June 30, 2025, primarily due to the change in value of private and public market investments.
Interest expense was $9.3 million for the six months ended June 30, 2026 compared to $11.6 million for the six months ended June 30, 2025, primarily due to lower average debt balance.
Other income was $2.4 million for the six months ended June 30, 2026 compared to $2.0 million for the six months ended June 30, 2025, and consisted primarily of interest income in each period.
There was no change in fair value of warrant liabilities for the six months ended June 30, 2026, as no public or private warrants were outstanding following their exercise or expirations during the three months ended December 31, 2025.

Provision for Income Taxes
Three and Six Months Ended June 30, 2026 and June 30, 2025
Provision for income taxes primarily reflect U.S. federal and state income taxes on our share of taxable income generated by us, as well as local and foreign income taxes of certain of our subsidiaries.
Our effective tax rate was 10% and (1)% for the three months ended June 30, 2026 and 2025, respectively, and 12% and 8% for the six months ended June 30, 2026 and 2025, respectively. Our overall effective tax rate was lower than the statutory rate for the three and six months ended June 30, 2026 primarily due to the portion of income allocated to the noncontrolling interest holders, including profit interest expense, as well as a valuation allowance recorded against deferred tax assets and discrete tax adjustments recorded in the periods.
Net Income Attributable to Noncontrolling Interests
Three Months Ended June 30, 2026 and June 30, 2025
Net income attributable to noncontrolling interests in subsidiaries was $0.6 million and $1.0 million for the three months ended June 30, 2026 and 2025, respectively. The decrease for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, was primarily attributable to a decrease in income generated by our consolidated subsidiaries not wholly owned by us.
Net income attributable to noncontrolling interests in GCMH was $21.7 million and $23.5 million for the three months ended June 30, 2026 and 2025, respectively. The change in net income (loss) attributable to noncontrolling interests in GCMH for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, was primarily attributable to the underlying performance of GCMH, partially offset by a decrease in partnership-interest based compensation for the three months ended June 30, 2026, which was fully allocated to noncontrolling interest in GCMH.
Six Months Ended June 30, 2026 and June 30, 2025
Net income attributable to noncontrolling interests in subsidiaries was $1.5 million and $1.2 million for the six months ended June 30, 2026 and 2025, respectively. The increase for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was primarily attributable to an increase in income generated by our consolidated subsidiaries not wholly owned by us.
Net income attributable to noncontrolling interests in GCMH was $33.1 million and $21.7 million for the six months ended June 30, 2026 and 2025, respectively. The change in net income (loss) attributable to noncontrolling interests in GCMH for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was primarily attributable to the underlying performance of GCMH as well as a decrease in partnership-interest based compensation for the six months ended June 30, 2026, which was fully allocated to noncontrolling interest in GCMH.
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

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
(in millions, unaudited)	Private Markets Strategies	Absolute Return Strategies	Total FPAUM	Private Markets Strategies	Absolute Return Strategies	Total FPAUM
Fee-paying AUM
Balance, beginning of period	$47,999	$25,537	$73,536	$47,180	$25,319	$72,499
Contributions	1,873	623	2,496	3,470	1,083	4,553
Withdrawals	(44)	(439)	(483)	(61)	(685)	(746)
Distributions	(581)	(92)	(673)	(1,319)	(102)	(1,421)
Change in market value	81	3,191	3,272	115	3,246	3,361
Foreign exchange and other	(25)	(17)	(42)	(82)	(58)	(140)
Balance, end of period	$49,303	$28,803	$78,106	$49,303	$28,803	$78,106
Contracted, not yet fee-paying AUM (“CNYFPAUM”) represents limited partner commitments which are expected to be invested and begin charging fees over the ensuing five years.

	As of
(in millions)	June 30, 2026	December 31, 2025
Contracted, not yet Fee-Paying AUM	$9,678	$10,405
AUM	$96,717	$90,928
Of the $9.7 billion CNYFPAUM as of June 30, 2026, approximately $1.7 billion is subject to an agreed upon fee ramp in schedule. The ramp in schedule will result in management fees being charged on approximately $0.2 billion, $0.5 billion and $1.0 billion of such amount in the remainder of 2026, in 2027, and in 2028 and beyond, respectively. Management fees will be charged on the remaining approximately $8.0 billion of CNYFPAUM as such capital is invested, which will depend on a number of factors, including the availability of eligible investment opportunities.
Three Months Ended June 30, 2026
FPAUM increased $4.6 billion, or 6%, to $78.1 billion during the three months ended June 30, 2026 due to $2.5 billion of contributions and a $3.3 billion increase in market value, respectively, partially offset by $0.7 billion of distributions and $0.5 billion of withdrawals.
•Private markets strategies FPAUM increased $1.3 billion, or 3%, to $49.3 billion during the three months ended June 30, 2026, primarily due to $1.9 billion of contributions partially offset by $0.6 billion of distributions.
•Absolute return strategies FPAUM increased $3.3 billion, or 13%, to $28.8 billion during the three months ended June 30, 2026, primarily due to a $3.2 billion increase in market value and $0.6 billion in contributions, partially offset by $0.4 billion of withdrawals.
CNYFPAUM decreased $0.2 billion, or 2%, to $9.7 billion during the three months ended June 30, 2026 primarily due to CNYFPAUM that became FPAUM during the period.
AUM increased $5.2 billion, or 6%, to $96.7 billion during the three months ended June 30, 2026, primarily driven by a $4.6 billion increase in FPAUM and a $0.2 billion decrease in CNYFPAUM, as well as mark to market increases that do not impact FPAUM.
Six Months Ended June 30, 2026
FPAUM increased $5.6 billion, or 8%, to $78.1 billion during the six months ended June 30, 2026, primarily due to $4.6 billion of contributions and a $3.4 billion increase in market value, partially offset by $1.4 billion of distributions and $0.7 billion of of withdrawals.
•Private markets strategies FPAUM increased $2.1 billion, or 4%, to $49.3 billion during the six months ended June 30, 2026, primarily due to $3.5 billion of contributions, partially offset by $1.3 billion of distributions.

•Absolute return strategies FPAUM increased $3.5 billion, or 14%, to $28.8 billion during the six months ended June 30, 2026, primarily due to a $3.2 billion increase in market value and $1.1 billion of contributions, partially offset by $0.7 billion of withdrawals.
CNYFPAUM decreased $0.7 billion, or 7%, to $9.7 billion during the six months ended June 30, 2026 primarily due to CNYFPAUM that became FPAUM during the period.
AUM increased $5.8 billion, or 6%, to $96.7 billion during the six months ended June 30, 2026, primarily driven by a $5.6 billion increase in FPAUM as well as mark to market increases that do not impact FPAUM, partially offset by a $0.7 billion decrease in CNYFPAUM.
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

Summary of Non-GAAP Financial Measures

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, unaudited)
Revenues
Private markets strategies(1)	$66,363	$60,148	$129,530	$127,073
Absolute return strategies(1)	42,453	38,334	84,111	76,109
Management fees, net	108,816	98,482	213,641	203,182
Administrative fees and other operating income	1,985	1,475	3,900	2,938
Fee-Related Revenue(1)	110,801	99,957	217,541	206,120
Less:
Cash-based employee compensation and benefits, net (2)	(38,434)	(37,134)	(75,835)	(75,231)
General, administrative and other, net (1,3)	(22,085)	(21,206)	(44,757)	(42,615)
Fee-Related Earnings	50,282	41,617	96,949	88,274
Fee-Related Earnings Margin(4)	45%	42%	45%	43%
Incentive fees:
Performance fees	1,414	1,433	6,915	5,251
Carried interest	16,178	14,825	22,670	26,075
Incentive fee related compensation and NCI:
Cash-based incentive fee related compensation	(4,505)	(3,832)	(8,723)	(8,990)
Carried interest compensation, net (5)	(8,927)	(8,564)	(13,330)	(14,583)
Carried interest attributable to noncontrolling interests	(475)	(1,306)	(1,035)	(1,758)
Realized investment income, net of amount attributable to noncontrolling interests in subsidiaries (6)	1,185	3,339	2,383	5,092
Interest income	1,022	1,019	2,747	1,899
Other (income) expense	(8)	163	21	129
Depreciation	1,033	822	1,953	1,503
Adjusted EBITDA	57,199	49,516	110,550	102,892
Depreciation	(1,033)	(822)	(1,953)	(1,503)
Interest expense	(4,431)	(5,908)	(9,294)	(11,571)
Adjusted Pre-Tax Income	51,735	42,786	99,303	89,818
Adjusted income taxes (7)	(12,572)	(10,696)	(24,131)	(22,454)
Adjusted Net Income	$39,163	$32,090	$75,172	$67,364
____________
(1)Excludes fund expense reimbursement revenue, net of $5.1 million and $3.2 million for the three months ended June 30, 2026 and 2025, respectively, and $10.5 million and $7.8 million for the six months ended June 30, 2026 and 2025, and excludes net revenue of noncontrolling interests of $0.8 million and $0.2 million in a consolidated subsidiary for the three months ended June 30, 2026 and 2025, respectively, and $1.5 million and $0.3 million for the six months ended June 30, 2026 and 2025, respectively.
(2)Excludes severance expense of $0.6 million and $1.5 million for the three months ended June 30, 2026 and 2025, respectively, and $1.5 million and $2.6 million for the six months ended June 30, 2026 and 2025, respectively.
(3)Excludes amortization of intangibles of $0.3 million and $0.7 million for the three and six months ended June 30, 2025, respectively. There were no amortization of intangibles for the three and six months ended June 30, 2026, respectively. Also excludes $0.3 million and $0.8 million for the three and six months ended ended June 30, 2026, respectively, and $0.1 million and $1.6 million for the three and six months ended June 30, 2025, respectively, of completed and contemplated corporate transaction related costs. Also excludes non-core expenses of $0.5 million and $0.7 million for the three months ended June 30, 2026 and 2025, respectively, and $0.9 million and $1.1 million for the six months ended June 30, 2026 and 2025, respectively. Also excludes fund reimbursement expense of $4.8 million and $3.2 million for the three months ended June 30, 2026 and 2025, respectively, and $10.2 million and $7.9 million for the six months ended June 30, 2026 and 2025, respectively.
(4)Fee-related earnings margin represents fee-related earnings as a percentage of fee-related revenue.
(5)Excludes the impact of non-cash carried interest compensation and other of $(0.7) million for the three months ended June 30, 2025, and $(0.1) million for the six months ended June 30, 2026. The net non-cash carried interest compensation and other for the three months ended June 30, 2026 and six months ended June 30, 2025 was de minimis.

(6)Investment income or loss is generally realized when we redeem all or a portion of our investment or when we receive or is due cash, such as a from dividends or distributions.
(7)Represents corporate income taxes at a blended statutory rate of 24.3% and 25.0% applied to Adjusted Pre-Tax Income for the three and six months ended June 30, 2026 and 2025, respectively. The 24.3% and 25.0% are based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 3.3% and 4.0%, respectively.
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
The following table shows reconciliations of incentive fees to net incentive fees attributable to GCM Grosvenor for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, unaudited)
Incentive fees:
Performance fees	$1,414	$1,433	$6,915	$5,251
Carried interest	16,178	14,825	22,670	26,075
Less incentive fees contractually owed to others:
Cash carried interest compensation	(8,977)	(9,281)	(13,399)	(14,606)
Non-cash carried interest compensation and other	50	717	69	23
Carried interest attributable to other noncontrolling interest holders	(475)	(1,306)	(1,035)	(1,758)
Firm share of incentive fees(1)	8,190	6,388	15,220	14,985
Less: Cash-based incentive fee related compensation	(4,505)	(3,832)	(8,723)	(8,990)
Net Incentive Fees Attributable to GCM Grosvenor	$3,685	$2,556	$6,497	$5,995
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
The following table shows reconciliations of net income attributable to GCM Grosvenor Inc. and Adjusted Pre-Tax Income, Adjusted Net Income and Adjusted EBITDA for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, unaudited)
Adjusted Pre-Tax Income & Adjusted Net Income
Net income attributable to GCM Grosvenor Inc.	$9,564	$15,437	$15,031	$15,900
Plus:
Net income attributable to noncontrolling interests in GCMH	21,666	23,474	33,079	21,746
Provision (benefit) for income taxes	3,688	(202)	6,824	3,389
Change in fair value of warrant liabilities	—	(19,388)	—	(10,612)
Amortization expense	—	330	—	658
Severance	598	1,524	1,547	2,628
Transaction expenses (1)	286	101	758	1,555
Loss on extinguishment of debt	—	—	414	—
Changes in TRA liability and other	—	14	—	65
Partnership interest-based compensation	7,626	16,323	13,004	28,548
Equity-based compensation	10,650	6,776	33,604	27,077
Other non-cash compensation	51	(7)	97	177
Less:
Unrealized investment income, net of noncontrolling interests	(2,444)	(2,313)	(5,124)	(1,336)
Non-cash carried interest compensation and other	50	717	69	23
Adjusted Pre-Tax Income	51,735	42,786	99,303	89,818
Less:
Adjusted income taxes (2)	(12,572)	(10,696)	(24,131)	(22,454)
Adjusted Net Income	$39,163	$32,090	$75,172	$67,364

Adjusted EBITDA
Adjusted Net Income	$39,163	$32,090	$75,172	$67,364
Plus:
Adjusted income taxes (2)	12,572	10,696	24,131	22,454
Depreciation expense	1,033	822	1,953	1,503
Interest expense	4,431	5,908	9,294	11,571
Adjusted EBITDA	$57,199	$49,516	$110,550	$102,892
____________
(1)Represents 2026 and 2025 expenses related to completed or contemplated corporate transactions.

(2)Represents corporate income taxes at a blended statutory rate of 24.3% and 25.0% applied to Adjusted Pre-Tax Income for the three and six months ended June 30, 2026 and 2025, respectively. The 24.3% and 25.0% are based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 3.3% and 4.0%, respectively.
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
The following table shows a reconciliation of diluted weighted-average shares of Class A common stock outstanding to adjusted shares outstanding used in the computation of adjusted net income per share for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except share and per share amounts; unaudited)
Adjusted Net Income Per Share
Adjusted Net Income	$39,163	$32,090	$75,172	$67,364

Weighted-average shares of Class A common stock outstanding - basic	61,065,330	51,074,156	61,045,007	48,367,585
Exercise of private warrants - incremental shares under the treasury stock method	—	63,298	—	94,589
Exercise of public warrants - incremental shares under the treasury stock method	—	1,163,618	—	1,749,494
Exchange of partnership units	141,665,831	142,823,480	141,665,831	143,525,463
Assumed vesting of RSUs - incremental shares under the treasury stock method	852,435	1,214,043	1,463,117	1,904,029
Weighted-average shares of Class A common stock outstanding - diluted	203,583,596	196,338,595	204,173,955	195,641,160
Adjusted shares	203,583,596	196,338,595	204,173,955	195,641,160

Adjusted Net Income Per Share	$0.19	$0.16	$0.37	$0.34
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
The following table shows reconciliations of Total Operating Revenues to Fee-Related Revenue for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, unaudited)
Fee Related Revenue
Total Operating Revenues	$134,339	$119,657	$259,117	$245,503
Less:
Incentive fees	(17,592)	(16,258)	(29,585)	(31,326)
Fund expense reimbursement revenue, net	(5,119)	(3,247)	(10,519)	(7,775)
Other adjustments(1)	(827)	(195)	(1,472)	(282)
Fee-Related Revenue	$110,801	$99,957	$217,541	$206,120
____________
(1)Represents net revenue of noncontrolling interests in consolidated subsidiary
The following table shows reconciliations of Adjusted EBITDA to Fee-Related Earnings for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, unaudited)
Adjusted EBITDA	$57,199	$49,516	$110,550	$102,892
Less:
Incentive fees	(17,592)	(16,258)	(29,585)	(31,326)
Depreciation expense	(1,033)	(822)	(1,953)	(1,503)
Other non-operating expense	(1,014)	(1,182)	(2,768)	(2,028)
Realized investment income, net of amount attributable to noncontrolling interests in subsidiaries(1)	(1,185)	(3,339)	(2,383)	(5,092)
Plus:
Incentive fee-related compensation	13,432	12,396	22,053	23,573
Carried interest attributable to other noncontrolling interest holders, net	475	1,306	1,035	1,758
Fee-Related Earnings	$50,282	$41,617	$96,949	$88,274
____________
(1)Investment income or loss is generally realized when we redeem all or a portion of our investment or when we receive or is due cash, such as a from dividends or distributions.
Liquidity and Capital Resources
We have historically financed our operations and working capital through net cash provided by operating activities and borrowings under our Senior Loan and Revolving Credit Facility. As of June 30, 2026, we had $139.6 million of cash and cash equivalents and available borrowing capacity of $50.0 million under our Revolving Credit Facility. On July 9, 2025, the SEC declared effective our Registration Statement on Form S-3, pursuant to which we may issue a combination of securities described in the prospectus in one or more offerings from time to time.
On November 17, 2025, we entered into an equity distribution agreement pursuant to which we may offer and sell up to $100.0 million in shares of our Class A common stock through an at-the-market (“ATM”) equity program. On November 18, 2025, we filed a prospectus supplement relating to the ATM equity sales program. The Company did not issue any shares under the ATM equity program during the six months ended June 30, 2026.
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
We are required to maintain minimum net capital balances for regulatory purposes for certain of our foreign subsidiaries as well as our U.S. broker-dealer subsidiary. These net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of June 30, 2026, we are in compliance with these regulatory requirements.
Cash Flow

	Six Months Ended June 30,
	2026	2025
	(in thousands, unaudited)
Net cash provided by operating activities	$89,841	$75,241
Net cash used in investing activities	(20,069)	(7,631)
Net cash used in financing activities	(171,528)	(22,052)
Effect of exchange rate changes on cash	(764)	1,322
Net increase (decrease) in cash and cash equivalents	$(102,520)	$46,880
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
Net cash provided by operating activities was $89.8 million and $75.2 million for the six months ended June 30, 2026 and 2025, respectively. These operating cash flows were primarily driven by:
•net income (loss) of $49.6 million and $38.8 million for the six months ended June 30, 2026 and 2025, respectively; $45.6 million and $43.8 million of net non-cash activities for the six months ended June 30, 2026 and 2025, respectively;
•a decrease in the net change in working capital of $10.8 million during the six months ended June 30, 2026 as compared to a decrease of $14.1 million in the net change in working capital during the six months ended June 30, 2025. The decrease is primarily due to collections related to incentive fees partially offset by an increase in billings related to management fees during the six months ended June 30, 2026; and
•proceeds received from investments of $5.4 million and $6.8 million for the six months ended June 30, 2026 and 2025, respectively.
Net Cash Used in Investing Activities
Net cash used in investing activities was $(20.1) million and $(7.6) million for the six months ended June 30, 2026 and 2025, respectively. These investing cash flows were primarily driven by:
•purchases of premises and equipment of $(5.7) million and $(2.4) million during the six months ended June 30, 2026 and 2025, respectively; and
•contributions/subscriptions to investments of $(21.4) million and $(15.1) million during the six months ended June 30, 2026 and 2025, respectively; partially offset by
•distributions received from investments of $7.1 million and $9.8 million during the six months ended June 30, 2026 and 2025, respectively.
Net Cash Used in Financing Activities
Net cash used in financing activities was $(171.5) million and $(22.1) million for the six months ended June 30, 2026 and 2025, respectively. These financing cash flows were primarily driven by:

•capital distributions paid to partners and member of $(45.9) million and $(38.3) million during the six months ended June 30, 2026 and 2025, respectively;
•capital distributions paid to noncontrolling interest holders of $(7.4) million and $(7.9) million during the six months ended June 30, 2026 and 2025, respectively;
•principal payments on the Senior Loan of $(67.2) million and $(2.2) million during each of the six months ended June 30, 2026 and 2025, respectively;
•the settlement of equity-based compensation to satisfy withholding tax requirements of $(16.0) million and $(15.4) million during the six months ended June 30, 2026 and 2025, respectively;
•repurchase of Class A common stock of $(19.7) million during the six months ended June 30, 2026;
•dividends paid of $(16.7) million and $(12.1) million during the six months ended June 30, 2026 and 2025, respectively; partially offset by
•proceeds from the Share Purchase Agreement, net of $49.8 million during the six months ended June 30, 2025; and
•proceeds from the exercise of warrants of $2.8 million during the six months ended June 30, 2025.
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
During the six months ended June 30, 2026, we completed a voluntary prepayment of $65.0 million on our outstanding 2030 Term Loans.
As of June 30, 2026, GCMH had borrowings of $364.2 million outstanding under the Senior Loan and no outstanding balance under the Revolving Credit Facility. As of June 30, 2026, we had available borrowing capacity of $50.0 million under our Revolving Credit Facility.
See Note 11 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of our outstanding indebtedness.
The terms of our current debt instruments contain covenants that may restrict us and our subsidiaries from paying distributions to our members. As a holding company, we are dependent upon the ability of GCMH to make distributions to its members, including us. However, the ability of GCMH to make such distributions is subject to its operating results, cash requirements and financial condition, restrictive covenants in our debt instruments and applicable Delaware law. These restrictions include restrictions on the payment of distributions whenever the payment of such distributions would cause GCMH to no longer be in compliance with any of its financial covenants under the Senior Loan. Absent an event of default under the Credit Agreement governing the terms of the Senior Loan, GCMH may make unlimited distributions when the Total Leverage Ratio (as defined in the Credit Agreement) is below stated thresholds. As of June 30, 2026, the Total Leverage Ratio was below such stated thresholds and we were in compliance with all financial covenants.
See Note 12 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of our interest rate derivatives to hedge interest rate risk related to our outstanding indebtedness.

Dividend Policy
We are a holding company with no material assets other than our indirect ownership of equity interests in GCMH and certain deferred tax assets. As such, we do not have any independent means of generating revenue. However, management of GCM Grosvenor expects to cause GCMH to make distributions to its members, including us, in an amount at least sufficient to allow us to pay all applicable taxes, to make payments under the tax receivable agreement, and to pay our corporate and other overhead expenses. On August 7, 2026, GCMG’s Board of Directors approved a quarterly dividend of $0.12 per share of Class A common stock to record holders as of the close of business on September 1, 2026. The payment date will be September 15, 2026. The payment of cash dividends on shares of our Class A common stock in the future, in this amount or otherwise, will be within the discretion of GCMG’s Board of Directors at such time.
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
For the six months ended June 30, 2026, we spent $16.0 million to reduce Class A shares to be issued to employees, which reflects both RSUs that were settled in cash and shares retired in connection with the net share settlement of equity-based awards. We also spent $19.7 million for the six months ended June 30, 2026 to repurchase shares of Class A common stock. As of June 30, 2026, $55.0 million remained available under our stock repurchase plan.
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
Tax Receivable Agreement
Exchanges of Grosvenor common units by limited partners of GCMH result in increases in the tax basis in our share of the assets of GCMH and its subsidiaries that otherwise would not have been available. These increases in tax basis increase our depreciation and amortization deductions and create other tax benefits, and therefore may reduce the amount of tax that we would otherwise be required to pay in the future. The tax receivable agreement requires us to pay 85% of the amount of these and certain other tax benefits, if any, that we realize (or are deemed to realize in certain circumstances) to the TRA Parties. As of June 30, 2026, the amount payable to related parties pursuant to the tax receivable agreement was $54.6 million.
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
Based on the floating rate component of our Senior Loan and excluding any impact of interest rate hedges as of June 30, 2026, we estimate that a 100 basis point increase in SOFR would result in increased interest expense of $3.6 million over the next 12 months.
There have been no material changes in our market risks during the three months ended June 30, 2026. For additional information, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and our Quarterly Reports on Form 10-Q for the quarterly periods through June 30, 2026.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes to our risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, other than as set forth below.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth repurchases of our common stock during the three months ended June 30, 2026 for the periods indicated. During the three months ended June 30, 2026, 0.2 million shares of Class A common stock were repurchased.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (2)
April 1-30, 2026	—	$—	8,206,252	$72,108,011
May 1-31, 2026	—	$—	8,206,252	$72,108,011
June 1-30, 2026	203,807	$10.74	8,410,059	$55,043,278
Total	203,807
(1)Excludes shares of Class A common stock deemed to have been repurchased in conjunction with the payment of tax liabilities in respect of stock delivered to our employees in settlement of vested RSUs. There were 1,382,385 deemed repurchases for RSUs that were settled in cash, including amounts withheld in connection with the payment of tax withholding obligations during the three months ended June 30, 2026.
(2)The dollar value of shares that may yet be repurchased includes the deemed repurchases of common stock equivalents discussed in note (1) above.
As of June 30, 2026, $55.0 million remained available under our stock repurchase plan. See Note 6 in the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about our stock repurchase plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c) Insider Trading Arrangements and Policies.
During the second quarter of 2026, none of the Company’s directors or executive officers adopted or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(c) of Regulation S-K), except as specified below.
On June 16, 2026, Pamela Bentley, the Company’s Chief Financial Officer, adopted a trading plan for the sale of shares of the Company’s Class A common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. The plan expires on the earlier of (i) November 15, 2026 or (ii) the completion of the sale of the maximum number of shares under the plan. The aggregate number of shares to be sold under the plan is 50,000 shares.

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

GCM GROSVENOR INC.
Date: August 10, 2026	By:	/s/ Michael J. Sacks
Michael J. Sacks
Chief Executive Officer
(Principal Executive Officer)

GCM GROSVENOR INC.
Date: August 10, 2026	By:	/s/ Pamela L. Bentley
Pamela L. Bentley
Chief Financial Officer
(Principal Financial Officer)