Form 10-Q
period 2026-09-30
GCM Grosvenor Inc.
filed 2026-11-09
CIK 1819796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 4, 2026, there were 61,254,140 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding and 141,665,831 shares of the registrant’s Class C common stock, par value $0.0001 per share, outstanding.

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
•“GCMH Equityholders” are to Holdings, Management LLC, Holdings II and GCM Progress Subsidiary LLC;
•“Grosvenor common units” are to units of partnership interests in GCMH entitling the holder thereof to the distributions, allocations and other rights accorded to holders of partnership interests in GCMH;
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
•“Management LLC” are to GCM Grosvenor Management, LLC, a Delaware limited liability company;
•“NAV” are to net asset value;
•“Sunset Date” are to the date the GCMH Equityholders beneficially own a number of voting shares representing less than 20% of the number of shares of Class A common stock beneficially owned by the GCMH Equityholders immediately following the closing of the Transaction on November 17, 2020 (assuming, for this purpose, that all outstanding Grosvenor common units are and were exchanged at the applicable measurement time by the GCMH Equityholders for shares of Class A common stock in accordance with the Fifth Amended and Restated Limited Liability Limited Partnership Agreement of GCMH and without regard to the lock-up or any other restriction on exchange);
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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. These statements include but are not limited to, statements regarding our future results of operations or financial condition; business strategy and plans; including anticipated dividends, capital return plans and stock repurchase activity; liquidity and capital resources, including the sufficiency of cash flows, borrowing capacity and proceeds from our ATM equity program, and our ability to fund our investment commitments; our indebtedness, including our ability to service, refinance or repay our debt and to comply with the covenants under our credit agreement; anticipated distributions from GCMH; our interest rate hedging activities, our exposure to market risk and the expected impact on our interest expense; market opportunity and changes in investor perceptions of alternative investments, industry and business trends, including the impact of macroeconomic conditions, U.S. trade tariffs, inflation, interest rates and market volatility on our business, AUM, fundraising and investment realizations; regulatory, legal, tax and accounting developments and their potential impacts; our integration and use of artificial intelligence tools; the expected deployment of contracted, not yet fee-paying AUM and the timing of related management fees; carried interest and performance fee realizations; the fair value of our investments; our ability to expand our product offerings including through joint ventures; our ability to grow our international investor base and retain existing investors; our anticipated tax receivable agreement obligations; and our relationships with our existing clients as part of our growth strategies. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions.

The forward-looking statements in this Quarterly Report on Form 10-Q are only current expectations and predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the historical performance of GCM Grosvenor’s funds may not be indicative of GCM Grosvenor’s future results; risks related to redemptions and termination of engagements; the variable nature of GCM Grosvenor’s revenues; competition in GCM Grosvenor’s industry; effects of government regulation or compliance failures, including in regards to new and changing regulations; market, geopolitical and economic conditions, identification and availability of suitable investment opportunities; risks related to the performance of GCM Grosvenor’s investments; and the other important factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, this Quarterly Report on Form 10-Q, and in our other filings with the Securities and Exchange Commission. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GCM Grosvenor Inc.
Condensed Consolidated Statements of Financial Condition
(In thousands, except share and per share amounts)

	As of
	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Cash and cash equivalents	$196,485	$242,116
Management fees receivable	24,202	23,937
Incentive fees receivable	20,685	73,860
Due from related parties	18,629	14,606
Investments	291,206	275,313
Premises and equipment, net	33,033	29,888
Lease right-of-use assets	37,021	40,016
Goodwill	28,959	28,959
Deferred tax assets, net	49,820	56,711
Other assets	29,035	28,356
Total assets	729,075	813,762
Liabilities and Equity
Accrued compensation and employee related obligations	79,815	108,146
Debt	361,075	428,435
Payable to related parties pursuant to the tax receivable agreement	54,641	54,636
Lease liabilities	49,819	51,794
Accrued expenses and other liabilities	30,469	43,319
Total liabilities	575,819	686,330
Commitments and contingencies (Note 13)

Preferred stock, $0.0001 par value, 100,000,000 shares authorized, none issued	—	—
Class A common stock, $0.0001 par value, 700,000,000 authorized; 61,211,678 and 60,721,681 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	6	6
Class B common stock, $0.0001 par value, 500,000,000 authorized, none issued	—	—
Class C common stock, $0.0001 par value, 300,000,000 authorized; 141,665,831 issued and outstanding as of September 30, 2026 and December 31, 2025	14	14
Additional paid-in capital	45,703	44,004
Accumulated other comprehensive income (loss)	1,473	(770)
Retained earnings	(14,103)	(16,262)
Total GCM Grosvenor Inc. equity	33,093	26,992
Noncontrolling interests in subsidiaries	39,384	44,006
Noncontrolling interests in GCMH	80,779	56,434
Total equity	153,256	127,432
Total liabilities and equity	$729,075	$813,762

See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Income (Loss)
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Management fees	$118,766	$105,916	$344,398	$317,155
Incentive fees	24,762	25,471	54,347	56,797
Other operating income	2,023	3,580	5,923	6,518
Total operating revenues	145,551	134,967	404,668	380,470
Expenses
Employee compensation and benefits	71,548	66,094	218,094	223,197
General, administrative and other	27,071	24,699	83,675	78,524
Total operating expenses	98,619	90,793	301,769	301,721
Operating income	46,932	44,174	102,899	78,749
Investment income	7,489	7,290	14,882	13,836
Interest expense	(4,422)	(5,570)	(13,716)	(17,141)
Other income	948	948	3,303	2,976
Change in fair value of warrant liabilities	—	1,864	—	12,476
Net other income	4,015	4,532	4,469	12,147
Income before income taxes	50,947	48,706	107,368	90,896
Provision for income taxes	4,996	3,624	11,820	7,013
Net income	45,951	45,082	95,548	83,883
Less: Net income attributable to noncontrolling interests in subsidiaries	1,203	1,496	2,690	2,651
Less: Net income attributable to noncontrolling interests in GCMH	32,495	33,091	65,574	54,837
Net income attributable to GCM Grosvenor Inc.	$12,253	$10,495	$27,284	$26,395

Earnings (loss) per share of Class A common stock:
Basic	$0.20	$0.20	$0.45	$0.53
Diluted	$0.17	$0.16	$0.34	$0.23
Weighted average shares of Class A common stock outstanding:
Basic	61,500,011	53,590,790	61,198,342	50,127,786
Diluted	204,971,411	197,478,011	204,441,440	196,265,764
See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$45,951	$45,082	$95,548	$83,883
Other comprehensive income (loss), net of tax:
Net change in cash flow hedges	6,180	(2,013)	9,606	(12,892)
Foreign currency translation adjustment	486	(399)	(382)	1,328
Total other comprehensive income (loss)	6,666	(2,412)	9,224	(11,564)
Comprehensive income before noncontrolling interests	52,617	42,670	104,772	72,319
Less: Comprehensive income attributable to noncontrolling interests in subsidiaries	1,203	1,496	2,690	2,651
Less: Comprehensive income attributable to noncontrolling interests in GCMH	37,495	31,231	72,555	45,427
Comprehensive income attributable to GCM Grosvenor Inc.	$13,919	$9,943	$29,527	$24,241
See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Equity (Deficit)
(Unaudited)
(In thousands)

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Noncontrolling Interests in GCMH	Total Equity (Deficit)
Balance at June 30, 2026	$6	$14	$43,648	$(18,137)	$(193)	$39,428	$57,631	$122,397

Capital contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	418	—	418
Capital distributions paid to noncontrolling interests in subsidiaries	—	—	—	—	—	(1,665)	—	(1,665)
Repurchase of Class A common stock	—	—	—	—	—	—	—	—
Settlement of equity-based compensation in satisfaction of withholding tax requirements	—	—	(279)	—	—	—	(646)	(925)
Partners’ distributions	—	—	—	—	—	—	(24,450)	(24,450)
Deemed contributions	—	—	—	—	—	—	5,417	5,417
Net change in cash flow hedges	—	—	—	—	1,519	—	4,661	6,180
Translation adjustment	—	—	—	—	147	—	339	486
Equity-based compensation, equity-classified awards	—	—	2,313	—	—	—	5,357	7,670
Declared dividends	—	—	—	(8,219)	—	—	—	(8,219)
Deferred tax and other tax adjustments	—	—	(4)	—	—	—	—	(4)
Equity reallocation between controlling and noncontrolling interests	—	—	25	—	—	—	(25)	—
Net income (loss)	—	—	—	12,253	—	1,203	32,495	45,951
Balance at September 30, 2026	$6	$14	$45,703	$(14,103)	$1,473	$39,384	$80,779	$153,256

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Noncontrolling Interests in GCMH	Total Equity (Deficit)
Balance at December 31, 2025	$6	$14	$44,004	$(16,262)	$(770)	$44,006	$56,434	$127,432

Capital contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	1,703	—	1,703
Capital distributions paid to noncontrolling interests in subsidiaries	—	—	—	—	—	(9,015)	—	(9,015)
Issuance of Class A common stock due to exercised warrants	—	—	—	—	—	—	—	—
Repurchase of Class A common stock	—	—	(6,199)	—	—	—	(13,462)	(19,661)
Settlement of equity-based compensation in satisfaction of withholding tax requirements	—	—	(5,061)	—	—	—	(11,878)	(16,939)
Partners’ distributions	—	—	—	—	—	—	(70,306)	(70,306)
Deemed contributions	—	—	—	—	—	—	18,421	18,421
Proceeds from Share Purchase Agreement, net	—	—	—	—	—	—	—	—
Exchange of Partnership units for Class A common stock	—	—	—	—	—	—	—	—
Net change in cash flow hedges	—	—	—	—	2,356	—	7,250	9,606
Translation adjustment	—	—	—	—	(113)	—	(269)	(382)
Equity-based compensation, equity-classified awards	—	—	12,525	—	—	—	29,467	41,992
Declared dividends	—	—	—	(25,125)	—	—	—	(25,125)
Deferred tax and other tax adjustments	—	—	(18)	—	—	—	—	(18)
Equity reallocation between controlling and non-controlling interests	—	—	452	—	—	—	(452)	—
Net income (loss)	—	—	—	27,284	—	2,690	65,574	95,548
Balance at September 30, 2026	$6	$14	$45,703	$(14,103)	$1,473	$39,384	$80,779	$153,256

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Noncontrolling Interests in GCMH	Total Equity (Deficit)
Balance at June 30, 2025	$5	$14	$18,953	$(31,309)	$48	$46,749	$(55,099)	$(20,639)

Capital contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	813	—	813
Capital distributions paid to noncontrolling interests	—	—	—	—	—	(1,738)	—	(1,738)
Issuance of Class A common stock due to exercised warrants	—	—	180	—	—	—	477	657
Settlement of equity-based compensation in satisfaction of withholding tax requirements	—	—	(219)	—	—	—	(582)	(801)
Partners’ distributions	—	—	—	—	—	—	(18,078)	(18,078)
Deemed contributions	—	—	—	—	—	—	1,727	1,727
Exchange of Partnership units for Class A common stock	—	—	1	—	—	—	—	1
Net change in cash flow hedges	—	—	—	—	(443)	—	(1,570)	(2,013)
Translation adjustment	—	—	—	—	(109)	—	(290)	(399)
Equity-based compensation, equity-classified awards	—	—	1,572	—	—	—	4,182	5,754
Declared dividends	—	—	—	(6,413)	—	—	—	(6,413)
Deferred tax and other tax adjustments	—	—	(130)	—	—	—	—	(130)
Equity reallocation between controlling and noncontrolling interests	—	—	(35)	—	—	—	35	—
Net income (loss)	—	—	—	10,495	—	1,496	33,091	45,082
Balance at September 30, 2025	$5	$14	$20,322	$(27,227)	$(504)	$47,320	$(36,107)	$3,823

	Class A Common Stock	Class C Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Noncontrolling Interests in GCMH	Total Equity (Deficit)
Balance at December 31, 2024	$4	$14	$5,752	$(35,040)	$1,650	$52,233	$(114,952)	$(90,339)

Capital contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	2,051	—	2,051
Capital distributions paid to noncontrolling interests	—	—	—	—	—	(9,615)	—	(9,615)
Issuance of Class A common stock due to exercised warrants	—	—	986	—	—	—	3,052	4,038
Settlement of equity-based compensation in satisfaction of withholding tax requirements	—	—	(4,199)	—	—	—	(12,050)	(16,249)
Partners’ distributions	—	—	—	—	—	—	(56,384)	(56,384)
Deemed contributions	—	—	—	—	—	—	30,275	30,275
Proceeds from Share Purchase Agreement	1	—	12,635	—	—	—	37,197	49,833
Exchange of Partnership units for Class A common stock	—	—	(1,419)	—	—	—	1,419	—
Net change in cash flow hedges	—	—	—	—	(2,470)	—	(10,422)	(12,892)
Translation adjustment	—	—	—	—	316	—	1,012	1,328
Equity-based compensation, equity-classified awards	—	—	8,781	—	—	—	26,520	35,301
Declared dividends	—	—	—	(18,582)	—	—	—	(18,582)
Deferred tax and other tax adjustments	—	—	1,175	—	—	—	—	1,175
Equity reallocation between controlling and non-controlling interests	—	—	(3,389)	—	—		3,389	—
Net income (loss)	—	—	—	26,395	—	2,651	54,837	83,883
Balance at September 30, 2025	$5	$14	$20,322	$(27,227)	$(504)	$47,320	$(36,107)	$3,823

See accompanying notes to Condensed Consolidated Financial Statements.

GCM Grosvenor Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$95,548	$83,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,997	3,318
Equity-based compensation, equity-classified awards	41,992	35,301
Deferred income tax expense	6,409	2,155
Other non-cash compensation	108	305
Partnership interest-based compensation	18,421	30,275
Amortization of debt issuance costs	511	581
Amortization of terminated swap	(5,671)	(5,671)
Loss on extinguishment of debt	414	—
Change in fair value of warrant liabilities	—	(12,476)
Proceeds received from investments	12,762	13,230
Non-cash investment income	(14,882)	(13,836)
Non-cash lease expense	2,495	2,851
Other	196	(15)
Change in assets and liabilities:
Management fees receivable	(291)	4,953
Incentive fees receivable	53,175	40,740
Due from related parties	(3,063)	(2,223)
Other assets	4,081	(2,527)
Accrued compensation and employee related obligations	(29,322)	(27,105)
Lease liabilities, net	(1,464)	(3,584)
Accrued expenses and other liabilities	(2,185)	4,903
Net cash provided by operating activities	182,231	155,058
Cash flows from investing activities
Purchases of premises and equipment	(6,158)	(3,940)
Contributions/subscriptions to investments	(24,490)	(23,684)
Distributions from investments	9,756	13,153
Net cash used in investing activities	(20,892)	(14,471)
Cash flows from financing activities
Capital contributions received from noncontrolling interests in subsidiaries	1,703	2,051
Capital distributions paid to partners and member	(70,306)	(56,384)
Capital distributions paid to noncontrolling interests in subsidiaries	(9,015)	(9,615)
Principal payments on Senior Loan	(68,285)	(3,285)
Payments to repurchase Class A common stock	(19,661)	—
Proceeds from exercise of warrants	—	3,347
Settlement of equity-based compensation in satisfaction of withholding tax requirements	(16,939)	(16,249)
Proceeds from Share Purchase Agreement, net	—	49,833
Dividends paid	(24,122)	(17,978)
Net cash used in financing activities	(206,625)	(48,280)
Effect of exchange rate changes on cash	(345)	988
Net increase (decrease) in cash and cash equivalents	$(45,631)	$93,295
Cash and cash equivalents
Beginning of period	242,116	89,454
End of period	$196,485	$182,749
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$16,872	$21,689
Cash paid during the period for income taxes, net	$8,823	$5,297
Supplemental disclosure of cash flow information from operating activities
Non-cash right-of-use assets obtained in exchange for new and modified operating leases	$—	$1,979
Non-cash adjustment to operating lease right-of-use assets from lease modification	$—	$(262)
Supplemental disclosure of cash flow information from investing activities
Non-cash premises and equipment additions in accrued expenses and other liabilities	$65	$—
Supplemental disclosure of non-cash information from financing activities
Deemed contributions from GCMH Equityholders	$18,421	$30,275
Establishment of deferred tax assets, net related to non-cash activities	$(18)	$1,175
Non-cash change in payable to related parties pursuant to tax receivable agreement	$5	$9,158
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
GCMG was incorporated on July 27, 2020 under the laws of the State of Delaware for the purpose of consummating the Transaction and merging with CF Finance Acquisition Corp. (“CFAC”), which was incorporated on July 9, 2014 under the laws of the State of Delaware. GCMG owns all of the equity interests of GCM Grosvenor Holdings, LLC (“IntermediateCo”), formerly known as CF Finance Intermediate Acquisition, LLC until November 18, 2020, which is the general partner of GCMH subsequent to the Transaction. GCMG’s ownership (through IntermediateCo) of GCMH as of September 30, 2026 and December 31, 2025 was approximately 30.2% and 30.0%, respectively.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all necessary adjustments (which consist of only normal recurring items) have been made to fairly present the Condensed Consolidated Financial Statements for the interim periods presented. Results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”).
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
3. Revenues
For the three and nine months ended September 30, 2026 and 2025, management fees and incentive fees consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Management fees	2026	2025	2026	2025
Management fees, net	$113,908	$101,494	$328,514	$304,061
Fund expense reimbursement revenue	4,858	4,422	15,884	13,094
Total management fees	$118,766	$105,916	$344,398	$317,155

	Three Months Ended September 30,		Nine Months Ended September 30,
Incentive fees	2026	2025	2026	2025
Performance fees	$2,049	$1,342	$8,964	$6,593
Carried interest	22,713	24,129	45,383	50,204
Total incentive fees	$24,762	$25,471	$54,347	$56,797
The Company recognized revenues of less than $0.1 million during each of the three months ended September 30, 2026 and 2025 and $0.3 million and $0.9 million during the nine months ended September 30, 2026 and 2025, respectively, that was previously received and deferred at the beginning of the respective periods. As of September 30, 2026, deferred revenue relating to constrained realized carried interest was approximately $5.9 million.
4. Investments
Investments consist of the following:

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

	As of
	September 30, 2026	December 31, 2025
Equity method investments	$264,688	$255,740
Other investments	26,518	19,573
Total investments	$291,206	$275,313
As of September 30, 2026 and December 31, 2025, the Company held investments of $291.2 million and $275.3 million, respectively, of which $35.7 million and $40.5 million were owned by noncontrolling interest holders, respectively. Future net income (loss) and cash flow from investments held by noncontrolling interest holders will not be attributable to the Company.
On February 28, 2025, the Company closed a joint venture, Grove Lane Partners LLC (“Grove Lane”), a premier distribution platform to broaden individual investor access to alternative investments. Upon closing, the Company made a total capital commitment of $15.0 million in exchange for a 49% interest in Grove Lane, which is accounted for using the equity method of accounting. Under the terms of the joint venture agreement, the Company maintains the right, but not the obligation, to purchase the remaining 51% interest at a future date based on an agreed upon future value. As of September 30, 2026, the Company has funded $10.7 million of its capital commitment.
Other Investments
See Note 5 for fair value disclosures of certain investments held within other investments. The Company also holds $0.1 million of other investments not held at fair value within other investments as of September 30, 2026 and December 31, 2025, respectively.
5. Fair Value Measurements
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis and level of inputs used for such measurements as of September 30, 2026 and December 31, 2025:

	Fair Value as of September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$114,725	$—	$—	$114,725
Other investments	—	—	26,434	26,434
Interest rate derivatives	—	5,234	—	5,234
Total assets	$114,725	$5,234	$26,434	$146,393

	Fair Value as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$202,553	$—	$—	$202,553
Other investments	—	—	19,462	19,462
Total assets	$202,553	$—	$19,462	$222,015

Liabilities
Interest rate derivatives	—	10,694	—	10,694
Total liabilities	$—	$10,694	$—	$10,694

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
Other Investments
Investments in the subordinated notes of structured alternatives investment solutions are not publicly traded and are classified as Level 3. Management determines the fair value of its other investments using a discounted cash flow analysis (“Cash Flow Analysis”), which includes assumptions regarding the expected deployment and realization timing of the private investment. These positions were classified as Level 3 as of September 30, 2026 and December 31, 2025 because of the use of significant unobservable inputs in the Cash Flow Analysis as follows:

	September 30, 2026		December 31, 2025		Impact to Valuation from an Increase in Input(2)
Significant Unobservable Inputs(1)	Range	Weighted Average	Range	Weighted Average
Discount rate(3)	25.0% – 27.8%	26.5%	25.3% – 30.8%	26.9%	Decrease
Expected remaining term (years)	6 – 10	N/A	4 – 11	N/A	Decrease
Expected total value to paid in capital – private assets(4)	1.46x – 2.20x	1.74x	1.44x – 2.18x	1.78x	Increase
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
(3)The discount rate was based on the relevant benchmark rate, spread and yield migrations on related securitized assets.
(4)Inputs were weighted based on actual and estimated commitments to the respective private asset investments included in the range.
The resulting fair values of $26.4 million and $19.5 million were recorded within investments in the Condensed Consolidated Statements of Financial Condition as of September 30, 2026 and December 31, 2025, respectively.
The following table presents changes in Level 3 assets measured at fair value for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance at beginning of period	$25,773	$12,509	$19,462	$11,993
Purchases	—	3,601	4,770	3,601
Distributions	(474)	—	(902)	—
Change in fair value	1,135	1,016	3,104	1,532
Balance at end of period	$26,434	$17,126	$26,434	$17,126

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
Private Warrants
All outstanding private warrants were exercised during the year ended December 31, 2025. Prior to exercise, the private warrants were classified as Level 3 because of the use of significant unobservable inputs in the valuation, however the overall private warrant valuation and change in fair value are not material to the Condensed Consolidated Financial Statements.
The following table presents changes in Level 3 liabilities measured at fair value for the three and nine months ended September 30, 2025:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Balance at beginning of period	$691	$1,361
Change in fair value	(117)	(787)
Balance at end of period	$574	$574
6. Equity
Shares of Common Stock Outstanding
The following table shows a rollforward of the common stock outstanding for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	Class A common stock	Class B common stock	Class C common stock	Class A common stock	Class B common stock	Class C common stock
Beginning of period	61,120,273	—	141,665,831	60,721,681	—	141,665,831
Net shares delivered for vested RSUs	91,405	—	—	2,220,075	—	—
Repurchase of Class A shares	—	—	—	(1,730,078)	—	—
End of period	61,211,678	—	141,665,831	61,211,678	—	141,665,831

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Class A common stock	Class B common stock	Class C common stock	Class A common stock	Class B common stock	Class C common stock
Beginning of period	53,217,309	—	141,665,831	44,899,246	—	144,235,246
Exercise of warrants	50,834	—	—	291,024	—	—
Issuance of Class A common stock	—	—	—	3,752,965	—	—
Net shares delivered for vested RSUs	83,370	—	—	1,838,863	—	—
Exchange of Partnership units for Class A common stock and cancellation of Class C common stock	—	—	—	2,569,415	—	(2,569,415)
End of period	53,351,513	—	141,665,831	53,351,513	—	141,665,831

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

As of September 30, 2026, 387,220 RSUs were vested, but not yet delivered, and are therefore not yet included in outstanding Class A common stock. The delivery of vested RSUs will be reduced by the number of shares withheld to satisfy statutory withholding tax obligations as well as RSUs that are settled in cash. See Note 10 for additional information on the Company’s RSUs.
During the three and nine months ended September 30, 2025, 50,834 and 291,024 public warrants were exercised resulting in $0.6 million and $3.3 million of proceeds, respectively. No warrants were outstanding during the three and nine months ended September 30, 2026.
During the three months ended June 30, 2025, the Company entered into a Share Purchase Agreement with Sumitomo Mitsui Trust Bank, Limited (“SuMi Trust”) for the issuance and sale in a registered direct offering of 3,752,965 shares of the Company’s Class A common stock to SuMi Trust at an offering price of $13.322799 per share, which represented the 10-day volume-weighted average price of the Company’s Class A common stock ending March 31, 2025, for net proceeds of $49.8 million. The transaction was closed on April 22, 2025.
During the nine months ended September 30, 2025, the Company exchanged 2,569,415 Partnership common units for 2,569,415 shares of Class A common stock to deliver in settlement of the vested GCMH Equityholders Awards. At the same time, 2,569,415 shares of Class C common stock were canceled. This conversion did not result in any cash transferred. As of September 30, 2026, 4,400,000 GCMH Equityholders Awards were vested, but not yet delivered, and are therefore not yet included in outstanding Class A common stock. See Note 9 for additional information on the Company’s GCMH Equityholders Awards.
The Company records a reallocation adjustment between GCMG equity and noncontrolling interests in GCMH to reflect the impact of changes in economic ownership percentages during the respective period and adjust previously recorded equity transactions to the economic ownership percentage as of the end of each reporting period.
At-the-Market Equity Program
On November 17, 2025, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Morgan Stanley & Co. LLC (the “Agent”), pursuant to which the Company may issue and sell up to $100.0 million in shares of the Company’s Class A common stock through an at-the-market (“ATM”) equity program. On November 18, 2025, the Company filed a prospectus supplement relating to this ATM equity sales program.

The Company did not issue any shares under the ATM equity program during the three and nine months ended September 30, 2026.
Dividends
Dividends are reflected in the Condensed Consolidated Statements of Equity (Deficit) when declared by the Board of Directors. The table below summarizes dividends declared to date during 2026:

Declaration Date	Record Date	Payment Date	Dividend per Class A Common Share
February 9, 2026	March 2, 2026	March 16, 2026	$0.12
May 5, 2026	June 5, 2026	June 15, 2026	$0.12
August 7, 2026	September 1, 2026	September 15, 2026	$0.12
November 5, 2026	December 1, 2026	December 15, 2026	$0.12
Dividend equivalent payments of $4.4 million were accrued for holders of undelivered RSUs as of September 30, 2026. Distributions to partners represent distributions made to GCMH Equityholders.
Stock Repurchase Plan
On August 6, 2021, GCMG’s Board of Directors authorized a stock repurchase plan which may be used to repurchase shares of the Company’s outstanding Class A common stock and then outstanding warrants to purchase shares of Class A

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

common stock. Class A common stock may be repurchased from time to time in open market transactions, in privately negotiated transactions, including with employees or otherwise, pursuant to the requirements of Rule 10b5-1 and Rule 10b-18 of the Exchange Act, as well as to retire (by cash settlement or the payment of tax withholding amounts upon net settlement) equity-based awards granted under the Company’s 2020 Incentive Award Plan, as amended and restated (and any successor plan thereto), with the terms and conditions of these repurchases depending on legal requirements, price, market and economic conditions and other factors. The Company is not obligated under the terms of the plan to repurchase any of its Class A common stock, the program has no expiration date and the Company may suspend or terminate the program at any time without prior notice. Any shares of Class A common stock repurchased as part of this program will be canceled. GCMG’s Board of Directors has made subsequent increases to its original stock repurchase authorization amount for shares and, until November 17, 2025, warrants. As of December 31, 2025, the total authorization was $220 million, excluding fees and expenses. On February 9, 2026, GCMG’s Board of Directors increased the firm's existing repurchase authorization by $35 million, from $220 million to $255 million.
During the three and nine months ended September 30, 2026, the Company was deemed to have repurchased 66,766 and 1,546,397 shares, respectively, which reflects both RSUs that were settled in cash and shares retired in connection with the net share settlement of equity-based awards, for $0.9 million and $16.9 million, or an average of $13.86 and $10.95 per share, respectively. See Note 10 for additional information regarding RSUs.
During the nine months ended September 30, 2026, the Company repurchased 1,730,078 shares of Class A common stock for $19.7 million, or an average of $11.36 per share. Other than the deemed repurchases described above, the Company did not repurchase shares of Class A common stock during the three months ended September 30, 2026. As of September 30, 2026, the Company had $54.1 million remaining under the stock repurchase plan.
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
During the three and nine months ended September 30, 2025, 50,834 and 291,024 public warrants were exercised resulting in $0.6 million and $3.3 million of proceeds, respectively. During the year ended December 31, 2025, 10,410,334 public warrants were exercised resulting in $119.7 million of proceeds. No public warrants were outstanding during the three and nine months ended September 30, 2026.
The private placement warrants (including the Class A common stock issuable upon exercise of the private placement warrants) were not redeemable by the Company so long as they are held by CF Sponsor, Holdings or their permitted transferees. CF Sponsor, Holdings or their permitted transferees, had the option to exercise the private placement warrants on a cashless basis.
During the year ended December 31, 2025, 900,000 private warrants were exercised, resulting in the issuance of 6,988 shares of Class A common stock pursuant to the election of the cashless basis exercise. No private warrants were outstanding during the three and nine months ended September 30, 2026.
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

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

The carrying amounts of consolidated VIE’s assets and liabilities, adjusting for intercompany eliminations, were as follows:

	As of
	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$1,179	$2,497
Management fees receivable	616	449
Other assets	155	302
Total assets	$1,950	$3,248
Liabilities
Accrued expenses and other liabilities	398	234
Total liabilities	$398	$234
The Company holds variable interests in certain entities that are VIEs which are not consolidated, as it is determined that the Company is not the primary beneficiary. The Company’s involvement with such entities is generally in the form of direct equity interests in, and fee arrangements with, the entities in which it also serves as the general partner or managing member. The Company evaluated its variable interests in the VIEs and determined it is not considered the primary beneficiary of the entities primarily because it does not have interests in the entities that could potentially be significant. No reconsideration events that caused a change in the Company’s consolidation conclusions occurred during either the nine months ended September 30, 2026 or the year ended December 31, 2025. As of September 30, 2026 and December 31, 2025, the total unfunded commitments from the special limited partner and general partners to the unconsolidated VIEs were $83.8 million and $88.3 million, respectively. These commitments are the primary source of financing for the unconsolidated VIEs.
The following table sets forth certain information regarding the VIEs in which the Company holds a variable interest but does not consolidate. The assets recognized on the Company’s Condensed Consolidated Statements of Financial Condition relate to the Company’s interests in and management fees, incentive fees and third party costs receivables from these non-consolidated VIEs. The Company’s maximum exposure to loss relating to non-consolidated VIEs as of September 30, 2026 and December 31, 2025 were as follows:

	As of
	September 30, 2026	December 31, 2025
Investments	$139,292	$121,572
Receivables	15,633	12,387
Maximum exposure to loss	$154,925	$133,959
The above table includes investments in VIEs which are owned by noncontrolling interest holders of approximately $19.0 million and $22.0 million as of September 30, 2026 and December 31, 2025, respectively.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
9. Employee Compensation and Benefits
For the three and nine months ended September 30, 2026 and 2025, employee compensation and benefits consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash-based employee compensation and benefits	$39,785	$37,915	$117,504	$115,619
Equity-based compensation	7,751	5,984	41,355	33,061
Partnership interest-based compensation	5,417	1,726	18,421	30,275
Carried interest compensation	12,935	14,125	26,334	28,731
Cash-based incentive fee related compensation	5,649	6,216	14,372	15,206
Other non-cash compensation	11	128	108	305
Total employee compensation and benefits	$71,548	$66,094	$218,094	$223,197
Partnership Interest in Holdings, Holdings II and Management LLC
Payments and settlements for partnership interest awards to the employees are made by GCMH Equityholders. As a result, the Company records a non-cash profits interest compensation charge and an offsetting deemed contribution to equity (deficit) to reflect the payments or settlements made or owed by the GCMH Equityholders. Since payments or settlements are made by Holdings, Holdings II and Management LLC, the expense that is pushed down to GCMH and the offsetting deemed contribution are each attributed solely to noncontrolling interests in GCMH. Any liability related to the awards is recognized at Holdings, Holdings II or Management LLC as Holdings, Holdings II or Management LLC is the party responsible for satisfying the obligation, and is not shown in the Company’s Condensed Consolidated Financial Statements. The Company has recorded deemed contributions to equity (deficit) from Holdings, Holdings II and Management LLC of $5.4 million and $1.7 million for the three months ended September 30, 2026 and 2025, respectively, and $18.4 million and $30.3 million for the nine months ended September 30, 2026 and 2025, respectively, for partnership interest-based compensation expense which was or will ultimately be paid or settled by Holdings, Holdings II or Management LLC.
GCMH Equityholders have modified awards to certain individuals upon their voluntary retirement or intention to retire as employees. These awards generally include a stated target amount that, upon payment, terminates the recipient’s rights to future distributions and allows for a lump sum buy-out of the awards, at the discretion of the managing member of Holdings, Holdings II, and Management LLC. The awards are accounted for as partnership interest-based compensation at the fair value of these expected future payments, in the period the employees accepted the offer when there is no continued service required. The Company recognized partnership interest-based compensation expense related to award modifications of $2.5 million and $1.2 million for the three months ended September 30, 2026 and 2025, respectively, and $7.4 million and $13.9 million for the nine months ended September 30, 2026 and 2025, respectively.
The liability associated with awards that contain a stated target has been retained by Holdings as of September 30, 2026 and December 31, 2025 and is re-measured at each reporting date, with any corresponding changes in liability being reflected as employee compensation and benefits expense of the Company. Certain recipients had unvested stated target payments of $18.2 million and $12.1 million as of September 30, 2026 and 2025, respectively, which will be reflected as employee compensation and benefits expense by the Company over the service period. The Company recognized partnership interest-based compensation expense of $2.9 million and $0.5 million for the three months ended September 30, 2026 and 2025, respectively, and $11.0 million and $10.8 million for the nine months ended September 30, 2026 and 2025, respectively, related to profits interest awards that are in substance profit-sharing arrangements.
GCMH Equityholders Awards
In the year ended December 31, 2022, GCMH Equityholders entered into agreements that will transfer equity ownership between certain existing employee members of the GCMH Equityholders (“GCMH Equityholders Awards”). The GCMH Equityholders Awards will entitle recipients to receive Class A common stock upon vesting. The non-cash awards serve to transfer equity ownership from existing GCMH Equityholders to other existing member employees upon vesting. The GCMH

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
Equityholders Awards did not dilute Class A common stockholders and did not impact cash flows of the Company. The GCMH Equityholders Awards are accounted for under ASC 718, Compensation—Stock Compensation. The awards vested in May 2025 and do not entitle the recipients to dividends or distributions made on Class A common stock until delivery. As such, the fair value of the GCMH Equityholders Awards is based on the closing price of Class A common stock on the accounting grant date less the present value of dividends expected to be paid during the vesting period. GCMH Equityholders can settle the awards at various dates after vesting by exchanging outstanding GCMH common units or by otherwise acquiring and delivering Class A common stock, and therefore the vesting of such awards will not dilute Class A common stockholders. As such, the expense that is pushed down to GCMH and the offsetting deemed contribution are each attributed solely to noncontrolling interests in GCMH, consistent with the accounting for payments to employees described above. The GCMH Equityholders Awards of 7,169,415 units had an aggregate grant date fair value of $53.4 million, or an average grant date fair value of $7.45 per unit. During the nine months ended September 30, 2025, a modification of a GCMH Equityholder Award was made that changed settlement of 200,000 shares to be from the Company’s 2020 Incentive Award Plan. This modification did not impact partnership interest-based compensation expense recognized. The Company recognized partnership interest-based compensation expense related to the GCMH Equityholders Awards of $5.6 million for the nine months ended September 30, 2025. The Company did not recognize any partnership interest-based compensation expense related to the GCMH Equityholders Awards for the three months ended September 30, 2025 and for the three and nine months ended September 30, 2026 as all compensation expense related to the GCMH Equityholders Awards was previously recognized.
Other non-cash compensation
Other non-cash compensation consists of employee compensation and benefits expense related to deferred compensation programs and other awards that represent investments made in GCM Funds on behalf of the employees.
10. Equity-Based Compensation
During the nine months ended September 30, 2026, the Company granted 3.1 million equity-classified RSUs and 1.1 million liability-classified RSUs with aggregate grant date fair values of $35.6 million and $12.8 million, respectively, to certain employees.
The liability-classified RSUs are either classified as liabilities because they are required to be settled in cash or because the Company has the right to and intends to (as of the grant date or September 30, 2026, as applicable) settle the RSUs partially or wholly in cash. During the nine months ended September 30, 2026, the Company reclassified 2.0 million RSUs from liability-classified to equity-classified based on management’s intent to settle the awards in shares of Class A common stock. The majority of liability-classified awards outstanding as of December 31, 2025 were granted in November 2025, vested on March 1, 2026 and were delivered on April 15, 2026.
Other awards generally vest either (a) over a one to three year period, or (b) over a three to seven year period. Upon delivery, the Company may withhold the number of shares to satisfy the statutory withholding tax obligation and deliver the net number of resulting shares vested.
A summary of non-vested equity-classified RSU activity for the nine months ended September 30, 2026 is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of December 31, 2025	5,650,997	$11.57
Granted	3,070,097	11.58
Reclassified from liability-classified RSUs	2,011,503	11.24
Vested	(3,788,368)	10.98
Forfeited	(1,302)	14.12
Balance as of September 30, 2026	6,942,927	$11.80

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

A summary of non-vested liability-classified RSU activity for the nine months ended September 30, 2026 is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of December 31, 2025	1,648,898	$11.08
Granted	1,096,121	11.66
Reclassified to equity-classified RSUs	(2,011,503)	11.24
Vested	(684,764)	11.49
Balance as of September 30, 2026	48,752	$11.63
The total grant-date fair value of RSUs that vested during the three months ended September 30, 2026 and 2025 was $2.5 million and $2.2 million, respectively, and $49.5 million and $40.9 million for the nine months ended September 30, 2026 and 2025, respectively. For the three months ended September 30, 2026 and 2025, $7.8 million and $6.0 million, respectively, of compensation expense related to RSUs was recorded within employee compensation and benefits in the Condensed Consolidated Statements of Income (Loss). For the nine months ended September 30, 2026 and 2025, $41.4 million and $33.1 million, respectively, of compensation expense related to RSUs was recorded within employee compensation and benefits in the Condensed Consolidated Statements of Income (Loss). As of September 30, 2026, total unrecognized compensation expense related to unvested RSUs was $65.6 million and is expected to be recognized over the remaining weighted average period of 3.6 years.
The tax benefit related to RSUs that vested and were delivered during the nine months ended September 30, 2026 was $3.5 million.
11. Debt
The table below summarizes the outstanding debt balance as of September 30, 2026 and December 31, 2025:

	As of
	September 30, 2026	December 31, 2025
Senior loan	$363,145	$431,430
Less: debt issuance costs	(2,070)	(2,995)
Total debt	$361,075	$428,435
Maturities of debt for the next five years and thereafter as of September 30, 2026 are as follows:

Remainder of 2026	$1,095
2027	4,380
2028	4,380
2029	4,380
2030	348,910
Total	$363,145
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
In addition to the scheduled principal repayments, the Company is required to offer to make prepayments of Consolidated Excess Cash Flow (“Cash Flow Payments”) no later than five days following the date the quarterly financial statements are due if the leverage ratio exceeds certain thresholds in the Amended Credit Agreement No. 8. The Cash Flow Payments were calculated as defined in the Senior Loan agreement based on a percentage of calculated excess cash. During the three and nine months ended September 30, 2026, the Company was not required to offer to make any Cash Flow Payments.
During the three months ended March 31, 2026, the Company completed a voluntary prepayment of $65.0 million on the Company’s outstanding 2030 Term Loans. As a result of the voluntary prepayment, the Company expensed $0.4 million for the write off of previously capitalized debt issuance costs which is recorded within other income in the Condensed Consolidated Statements of Income (Loss) for the nine months ended September 30, 2026.
As of September 30, 2026 and December 31, 2025, $363.1 million and $431.4 million of 2030 Term Loans were outstanding, respectively, with weighted average interest rates of 5.92% and 6.58% for the nine months ended September 30, 2026 and 2025, respectively.
Under the credit and guaranty agreement governing the terms of the Senior Loan, the Company must maintain certain leverage and interest coverage ratios. The credit and guaranty agreement also contains other covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur debt and restrict the Company and its subsidiaries ability to merge or consolidate, or sell or convey all or substantially all of the Company’s assets. As of September 30, 2026, the Company was in compliance with all covenants.
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

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

Revolving Credit Facility
Concurrent with the issuance of the Senior Loan, the Company entered into a $50.0 million revolving credit facility (“Revolving Credit Facility”). The Revolving Credit Facility maturity date was extended from February 24, 2026 to February 24, 2028 as part of Amendment No. 8 to the Credit Agreement, and carries an unused commitment fee of up to 0.50% per annum. There were no outstanding borrowings related to the Revolving Credit Facility as of each of September 30, 2026 and December 31, 2025.
Other
Certain subsidiaries of the Company agree to jointly and severally guarantee, as primary obligors and not merely as surety guarantees the obligations of their parent entity, GCMH.
Amortization of deferred debt issuance costs was $0.2 million for each the three months ended September 30, 2026 and 2025, respectively, and $0.5 million and $0.6 million for the nine months ended September 30, 2026 and 2025, respectively. These amounts are recorded within interest expense in the Condensed Consolidated Statements of Income (Loss).
The carrying value of the Senior Loan, excluding the unamortized debt issuance costs presented as a reduction to the principal balance, approximated its fair value as of September 30, 2026 and December 31, 2025. As the Senior Loan was not accounted for at fair value, it was not included in the Company’s fair value hierarchy in Note 5, however had it been included, it would have been classified in Level 2.
12. Interest Rate Derivatives
The Company has entered into various derivative agreements with financial institutions to hedge interest rate risk related to its outstanding debt. The Company had the following interest rate derivatives recorded within other assets as of September 30, 2026 and accrued expenses and other liabilities as of December 31, 2025 in the Condensed Consolidated Statements of Financial Condition:

Derivative	Notional Amount	Fair Value as of September 30, 2026	Fair Value as of December 31, 2025	Fixed Rate Paid	Floating Rate Received	Effective Date(2)	Maturity Date
Interest rate swap	$300,000	$1,378	$(6,109)	4.37%	1 month Term SOFR(1)	November 2022	February 2028
Interest rate swap	$28,500	$48	$(707)	4.47%	1 month Term SOFR(1)	May 2024	February 2028
Interest rate swap	$317,000	$3,808	$(3,878)	4.17%	1 month Term SOFR(1)	February 2028	February 2030
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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
A rollforward of the amounts in accumulated other comprehensive income (loss) (“AOCI”) related to interest rate derivatives designated as cash flow hedges is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Derivative gain at beginning of period	$8,095	$7,463	$4,669	$18,342
Amount recognized in other comprehensive income (loss)(1)	7,594	(56)	13,770	(7,093)
Amount reclassified from accumulated other comprehensive income (loss) to interest expense	(1,414)	(1,957)	(4,164)	(5,799)
Derivative gain at end of period	14,275	5,450	14,275	5,450
Less: gain attributable to noncontrolling interests in GCMH	11,654	5,074	11,654	5,074
Derivative gain at end of period, net	$2,621	$376	$2,621	$376
____________
(1)Net tax provision (benefit) of $0.6 million and $0.7 million for the three and nine months ended September 30, 2026, respectively, and $(0.1) million and $(0.9) million for the three and nine months ended September 30, 2025.
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
The Company reclassified $1.9 million for each of the three months ended September 30, 2026 and 2025, respectively, and $5.7 million for each of the nine months ended September 30, 2026 and 2025, respectively, from AOCI to interest expense, relating to the derivative instruments terminated that initially qualified for hedge accounting. The net impact of these reclassifications decreased interest expense for each of the three and nine months ended September 30, 2026 and 2025.
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
During the next twelve months, the Company expects to reclassify approximately $8.1 million from AOCI to interest expense, which will decrease interest expense, including the impact of the swap terminations.

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
Operating lease costs are recorded within general, administrative and other and sublease income is recorded within other income in the Condensed Consolidated Statements of Income (Loss). The lease cost and sublease income components were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost(1)	$1,662	$1,855	$5,175	$5,607
Variable lease cost(2)	372	1,103	1,600	3,303
Less: sublease income	22	52	96	156
Total lease cost	$2,012	$2,906	$6,679	$8,754
____________
(1)Includes $0.1 million of short term lease expense for each of the three months ended September 30, 2026 and 2025, respectively, and $0.2 million for each of the nine months ended September 30, 2026 and 2025, respectively.
(2)Includes common area maintenance charges and other variable costs not included in the measurement of ROU assets and lease liabilities.

The following table summarizes cash flows and other supplemental information related to operating leases:

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities(1)	$4,608	$6,117
Non-cash ROU assets obtained in exchange for new and extended operating leases	$—	$1,979
Weighted average remaining lease term in years	12.2 years	13.0 years
Weighted average discount rate	6.3%	6.3%
(1)Excludes $0.7 million of cash received during the nine months ended September 30, 2026 for lease incentives received related to the New York office lease.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)
As of September 30, 2026, the maturities of operating lease liabilities were as follows:

Remainder of 2026	$1,513
2027	7,465
2028	7,366
2029	6,143
2030	6,497
Thereafter	56,391
Total lease payments	$85,375
Less: tenant improvement allowance	(8,976)
Less: imputed interest	(26,580)
Total operating lease liabilities	$49,819

Commitments
The Company owns a 6.25% interest in an aircraft and is required to pay a fixed management fee of $0.3 million per year until September 3, 2029.
The Company had $142.2 million and $140.6 million of unfunded investment commitments as of September 30, 2026 and December 31, 2025, respectively, representing general partner capital funding commitments to several of the GCM Funds and other commitments to equity method investments.
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
In connection with the loan program, the Company entered into a separate arrangement with the third-party lender that includes a buyback provision, which represents a performance guarantee under applicable accounting guidance. Under the buyback provision, the Company may be required, upon an employee’s failure to perform under a loan agreement, to make a payment to the lender and acquire the pledged investment interests. The Company’s obligation is limited to an amount equal to the lesser of the outstanding loan balance or the fair value of the pledged investment interests at the time the guarantee is triggered. As of September 30, 2026, less than $0.1 million of loans were outstanding subject to the buyback provision. As of September 30, 2026, no defaults or repurchases have occurred under the EIP. The Company believes the risk of default by an employee to be remote.
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
The Company incurs certain costs, primarily related to accounting, client reporting, investment-decision making and treasury-related expenditures, for which it receives reimbursement from the GCM Funds in connection with its performance obligations to provide investment management services. The Company also incurs certain costs, primarily related to employee benefits and travel, for which it receives reimbursement from Holdings. Due from related parties in the Condensed Consolidated Statements of Financial Condition includes net receivables from GCM Funds of $18.5 million and $14.5 million as of September 30, 2026 and December 31, 2025, respectively, and from Holdings of $0.1 million and less than $0.1 million as of September 30, 2026 and December 31, 2025, respectively, for amounts paid for on behalf of affiliated entities that are reimbursable to the Company. No net payables to GCM Funds were accrued as of September 30, 2026 and December 31, 2025, respectively.
The Company’s executive officers, senior professionals, and certain current and former employees and their families invest on a discretionary basis in GCM Funds, and such investments are generally not subject to management fees and incentive fees.
Certain employees of the Company have an economic interest in an entity that is the owner and landlord of the building in which the principal headquarters of the Company is located. The Company paid less than $0.1 million and $0.5 million, for the three and nine months ended September 30, 2026, respectively, and $0.7 million and $2.0 million for the three and nine months ended September 30, 2025, respectively, related to this lease. This expense is recorded within general, administrative and other in the Condensed Consolidated Statements of Income (Loss).
The Company utilizes the services of an insurance broker to procure insurance coverage, including its general commercial package policy, workers’ compensation and professional and management liability coverage for its directors and officers. Certain members of Holdings have an economic interest in, and relatives are employed by, the Company’s insurance broker.
From time to time, certain of the Company’s executive officers utilize a private business aircraft, including an aircraft wholly owned or controlled by members of Holdings. Additionally, the Company arranges for the use of the private business aircraft through a number of charter services, including entities predominantly or wholly owned or controlled by members of Holdings. The Company paid, net of reimbursements, $1.1 million and $1.0 million for the three months ended September 30, 2026 and 2025, respectively, and $2.6 million and $2.5 million for the nine months ended September 30, 2026 and 2025, respectively, to utilize aircraft and charter services wholly owned or controlled by members of Holdings, which is recorded within general, administrative and other in the Condensed Consolidated Statements of Income (Loss).
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
The Company’s effective tax rate was 10% and 7% for the three months ended September 30, 2026 and 2025, respectively, and 11% and 8% for the nine months ended September 30, 2026 and 2025, respectively. These rates were different than the statutory rate primarily due to the portion of income allocated to the noncontrolling interest holders, including profits interest expense, as well as a valuation allowance recorded against deferred tax assets and discrete tax adjustments recorded in the periods.
On July 4, 2025, H.R. 1, the “One Big Beautiful Bill Act” (the “OBBBA”) was signed into law in the United States. Among other changes, the OBBBA modifies key business tax provisions, including the restoration of 100% bonus depreciation under Section 168(k) of the United States Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), the restoration of the immediate deduction of U.S. domestic research and experimental expenditures under Section 174A of the Internal Revenue Code, the restoration of the EBITDA-based business interest expense limitation under Section 163(j) of the Internal Revenue Code, and changes to the computation of taxes related to international operations. The tax law changes under the OBBBA did not have a material impact on the Company’s financial statements.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

16. Earnings (Loss) Per Share
The following is a reconciliation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator for earnings (loss) per share calculation:
Net income attributable to GCM Grosvenor Inc., basic	$12,253	$10,495	$27,284	$26,395
Exchange of Partnership units	21,633	21,326	42,500	22,407
Exercise of private warrants	—	(24)	—	(189)
Exercise of public warrants	—	(330)	—	(2,784)
Assumed vesting of RSUs	252	124	—	—
Net income attributable to common stockholders, diluted	$34,138	$31,591	$69,784	$45,829

Denominator for earnings (loss) per share calculation:
Weighted-average shares, basic	61,500,011	53,590,790	61,198,342	50,127,786
Exchange of Partnership units	141,665,831	141,665,831	141,665,831	142,898,774
Exercise of private warrants - incremental shares under the treasury stock method	—	64,649	—	84,609
Exercise of public warrants - incremental shares under the treasury stock method	—	1,187,237	—	1,562,075
Assumed vesting of RSUs - incremental shares under the treasury stock method	1,805,569	969,504	1,577,267	1,592,520
Weighted-average shares, diluted	204,971,411	197,478,011	204,441,440	196,265,764

Basic EPS
Net income attributable to common stockholders, basic	$12,253	$10,495	$27,284	$26,395
Weighted-average shares, basic	61,500,011	53,590,790	61,198,342	50,127,786
Net income per share attributable to common stockholders, basic	$0.20	$0.20	$0.45	$0.53

Diluted EPS
Net income attributable to common stockholders, diluted	$34,138	$31,591	$69,784	$45,829
Weighted-average shares, diluted	204,971,411	197,478,011	204,441,440	196,265,764
Net income per share attributable to common stockholders, diluted	$0.17	$0.16	$0.34	$0.23
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
There were no outstanding potentially dilutive securities excluded from the calculations of diluted earnings (loss) per share attributable to common stockholders because their impact would have been antidilutive during the three and nine months ended September 30, 2026 and 2025, respectively.

GCM Grosvenor Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts and where otherwise noted)

17. Segments
For the three and nine months ended September 30, 2026, there have been no changes in the basis of segmentation or in the basis of measurement of assessing segment performance for the Company’s single reportable segment.
The following table presents the Company’s segment operating revenue, significant segment expenses, other income, and segment net income (loss) for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Segment operating revenue	$145,551	$134,967	$404,668	$380,470
Less:
Cash-based employee compensation and benefits	39,785	37,915	117,504	115,619
Equity-based compensation	7,751	5,984	41,355	33,061
Partnership interest-based compensation	5,417	1,726	18,421	30,275
Carried interest compensation	12,935	14,125	26,334	28,731
Cash-based incentive fee related compensation	5,649	6,216	14,372	15,206
Other non-cash compensation	11	128	108	305
General, administrative and other(1)	27,071	24,699	83,675	78,524
Investment income	(7,489)	(7,290)	(14,882)	(13,836)
Interest expense	4,422	5,570	13,716	17,141
Other income(2)	(948)	(948)	(3,303)	(2,976)
Change in fair value of warrants	—	(1,864)	—	(12,476)
Provision for income taxes	4,996	3,624	11,820	7,013
Segment net income	$45,951	$45,082	$95,548	$83,883

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$45,951	$45,082	$95,548	$83,883
____________
(1)General, administrative and other consists primarily of professional fees, travel and related expenses, IT operations, communications and information services, occupancy, fund expenses, depreciation and amortization, and other costs associated with operations.
(2)Other income consists primarily of other non-operating items, including write-off of unamortized debt issuance costs due to prepayments and refinancing of debt and interest income.
18. Subsequent Events
On November 5, 2026, GCMG’s Board of Directors declared a quarterly dividend of $0.12 per share of Class A common stock to record holders as of the close of business on December 1, 2026. The payment date will be December 15, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the Annual Report on Form 10-K for the fiscal year ended December 31, 2025. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” section of Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, Part II, Item 1A of this Quarterly Report on Form 10-Q and under the “Forward-Looking Statements” section elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.
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
Trends Affecting Our Business
As a global alternative asset manager, our results of operations are impacted by a variety of factors, including conditions in the global financial markets and economic and political environments, particularly in the United States, Europe, Asia-Pacific, Latin America and the Middle East. While economic factors, such as interest rates, can make alternative investments more or less attractive relative to other asset classes, investors have increasingly gravitated towards the returns generated by alternative investments in order to meet their return objectives. In addition, increased equity market volatility can also contribute to increased investor demand for alternative strategies. We observed such volatility in 2025 and we have continued to observe such volatility during 2026 in the United States, driven by elevated inflation, the risk of economic slowdown, the ongoing implementation of U.S. trade tariffs, uncertainty regarding retaliatory measures by trading partners, geopolitical conflict, and the resulting impact on global equity and credit markets. This environment can influence when clients choose to commit capital, the pace at which we invest those commitments, and the timing of realizations and related fees. Finally, the opportunities in private markets continue to expand as firms raise new funds and launch new vehicles and products to access private markets across the globe.

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
For example, on July 4, 2025, H.R. 1, the “One Big Beautiful Bill Act” (the “OBBBA”) was signed into law in the United States. Among other changes, the OBBBA modifies key business tax provisions, including the restoration of 100% bonus depreciation under Section 168(k) of the Internal Revenue Code (the “Code”), the restoration of the immediate deduction of U.S. domestic research and experimental expenditures under Section 174A of the Code, the restoration of the EBITDA-based business interest expense limitation under Section 163(j) of the Code, and changes to the computation of taxes related to international operations. The tax law changes under the OBBBA did not have a material impact on our financial statements.
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
Economic: ~30%
Voting: 100%
GCM Grosvenor Operating Businesses
Grosvenor Capital Management Holdings, LLLP and its Subsidiaries

Note: The diagram depicts a simplified version of our structure and does not include all legal entities in our structure. Approximate ownership percentages are as of November 4, 2026.
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
(4)As of November 4, 2026, there were 61,254,140 shares of Class A common stock outstanding and 141,665,831 common units of GCMH (“Common Units”) outstanding held by the GCMH Equityholders, which may be exchanged for shares of Class A common stock on a one-to-one basis, or, at our election, for cash, pursuant to and subject to the restrictions set forth in the Fifth Amended and Restated Limited Liability Limited Partnership Agreement of GCMH. As of November 4, 2026, GCM V held 141,665,831 shares of Class C common stock, which corresponds to the number of Common Units held by the GCMH Equityholders. As of November 4, 2026, the GCMH Equityholders held 6,988 shares of Class A common stock.

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
We provided investment management / advisory services on assets of $98.0 billion and $90.9 billion as of September 30, 2026 and December 31, 2025, respectively.
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
Agreements generally include a clawback provision that, if triggered, would require us to return up to the cumulative amount of carried interest distributed, typically net of tax, upon liquidation of those funds, if the aggregate amount paid as carried interest exceeds the amount actually due based upon the aggregate performance of each fund. We have defined the portion to be deferred as the amount of carried interest, typically net of tax, that we would be required to return if all remaining investments had no value as of the end of each reporting period. As of September 30, 2026, deferred revenue relating to constrained realized carried interest was approximately $5.9 million.
Assets under management that are subject to carried interest, excluding investments of the firm and our professionals from which we generally do not earn incentive fees, were approximately $53.1 billion as of September 30, 2026.
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
Assets under management that are subject to performance fees, excluding investments of the firm and our professionals from which we generally do not earn incentive fees, were approximately $16.7 billion as of September 30, 2026.
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
Change in Fair Value of Warrant Liabilities
Change in fair value of warrant liabilities was non-cash and consisted of fair value adjustments related to the outstanding public and private warrants issued in connection with the Transaction. The warrant liabilities were classified as marked-to-market liabilities pursuant to ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and the corresponding increase or decrease in value impacted our net income (loss). No warrants remained outstanding during the three or nine months ended September 30, 2026.
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

Results of Operations
The following is a discussion of our consolidated results of operations for the three and nine months ended September 30, 2026 and 2025. This information is derived from our accompanying Condensed Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, unaudited)
Revenues
Management fees	$118,766	$105,916	$344,398	$317,155
Incentive fees	24,762	25,471	54,347	56,797
Other operating income	2,023	3,580	5,923	6,518
Total operating revenues	145,551	134,967	404,668	380,470
Expenses
Employee compensation and benefits	71,548	66,094	218,094	223,197
General, administrative and other	27,071	24,699	83,675	78,524
Total operating expenses	98,619	90,793	301,769	301,721
Operating income	46,932	44,174	102,899	78,749
Investment income	7,489	7,290	14,882	13,836
Interest expense	(4,422)	(5,570)	(13,716)	(17,141)
Other income	948	948	3,303	2,976
Change in fair value of warrant liabilities	—	1,864	—	12,476
Net other income	4,015	4,532	4,469	12,147
Income before income taxes	50,947	48,706	107,368	90,896
Provision for income taxes	4,996	3,624	11,820	7,013
Net income	45,951	45,082	95,548	83,883
Less: Net income attributable to noncontrolling interests in subsidiaries	1,203	1,496	2,690	2,651
Less: Net income attributable to noncontrolling interests in GCMH	32,495	33,091	65,574	54,837
Net income attributable to GCM Grosvenor Inc.	$12,253	$10,495	$27,284	$26,395
Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, unaudited)
Private markets strategies	$67,155	$62,259	$197,650	$188,717
Absolute return strategies	46,753	39,235	130,864	115,344
Fund expense reimbursement revenue	4,858	4,422	15,884	13,094
Total management fees	118,766	105,916	344,398	317,155
Incentive fees	24,762	25,471	54,347	56,797
Administrative fees	1,209	1,413	3,672	3,990
Other	814	2,167	2,251	2,528
Total other operating income	2,023	3,580	5,923	6,518
Total operating revenues	$145,551	$134,967	$404,668	$380,470

Three Months Ended September 30, 2026 and September 30, 2025
Management fees increased $12.9 million, or 12%, to $118.8 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Absolute return strategies fees increased $7.5 million, or 19%, primarily as a result of higher returns for certain absolute return strategies funds as well as capital raising. Private markets strategies fees increased $4.9 million, or 8%, primarily due to a $2.7 million increase in private market strategies specialized funds fees and a $1.6 million increase in private markets strategies customized separate accounts fees, both as a result of capital raising and deployment. Fund expense reimbursement revenue increased $0.4 million, or 10% to $4.9 million.
Incentive fees consisted of carried interest and performance fees. Carried interest decreased $1.4 million, or 6%, to $22.7 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This decrease is primarily due to lower carry realizations and distributions from investments during three months ended September 30, 2026, as compared to the three months ended September 30, 2025. Performance fees increased $0.7 million, or 53%, to $2.0 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to higher crystallized fees earned on redemptions from certain funds. Performance fees are generally determined at the end of the calendar year and are generally minimal in interim periods.
Nine Months Ended September 30, 2026 and September 30, 2025
Management fees increased $27.2 million, or 9%, to $344.4 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Absolute return strategies fees increased $15.5 million, or 13%, primarily as a result of capital raising and higher returns for certain absolute return strategies funds. Private market strategies fees increased $8.9 million, or 5%, primarily due to a $6.0 million increase in private market strategies customized separate accounts fees as a result of capital raising and deployment. Fund expense reimbursement revenue increased $2.8 million, or 21% to $15.9 million.
Incentive fees consisted of carried interest and performance fees. Carried interest decreased $4.8 million, or 10%, to $45.4 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. This decrease is primarily due to lower carry realizations and distributions from investments during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. Performance fees increased $2.4 million, or 36%, to $9.0 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to higher fees earned from one fund with a different fiscal year than us as well as higher crystallized fees earned on redemptions from certain funds, partially offset by lower true-up fees. Performance fees are generally determined at the end of the calendar year and are generally minimal in interim periods.
Expenses
Employee Compensation and Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, unaudited)
Cash-based employee compensation and benefits	$39,785	$37,915	$117,504	$115,619
Equity-based compensation	7,751	5,984	41,355	33,061
Partnership interest-based compensation	5,417	1,726	18,421	30,275
Carried interest compensation	12,935	14,125	26,334	28,731
Cash-based incentive fee related compensation	5,649	6,216	14,372	15,206
Other non-cash compensation	11	128	108	305
Total employee compensation and benefits	$71,548	$66,094	$218,094	$223,197
Three Months Ended September 30, 2026 and September 30, 2025
Employee compensation and benefits increased $5.5 million, or 8%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The overall increase was primarily driven by increases in cash-based employee compensation and benefits, partnership interest-based compensation and equity-based compensation. Partnership interest-based compensation increased $3.7 million, or 214%, due to higher cash distributions and expense recorded for award modifications during the three months ended September 30, 2026. Award modifications are further described in Note 9 in the notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of the Quarterly Report on Form 10-Q. These awards do not dilute Class A common stockholders or impact our net cash flows. Equity-based compensation increased $1.8 million, or 30%, primarily due to an increase in equity-classified and liability-classified RSUs outstanding during the three months ended September 30, 2026 compared to the three months ended September 30, 2025.
Nine Months Ended September 30, 2026 and September 30, 2025
Employee compensation and benefits decreased $5.1 million, or 2%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The overall decrease was primarily driven by decreases in partnership interest-based compensation and carried interest compensation partially offset by an increase in equity-based compensation. Partnership interest-based compensation decreased $11.9 million, or 39%, primarily due to lower expense recorded for the GCMH Equityholders Awards and award modifications during the nine months ended September 30, 2026. GCMH Equityholders Awards and award modifications are further described in Note 9 in the notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of the Quarterly Report on Form 10-Q. These awards do not dilute Class A common stockholders or impact our net cash flows. Carried interest compensation decreased $2.4 million, or 8%, primarily due to lower realized carried interest during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Equity-based compensation increased $8.3 million, or 25%, primarily due to an increase in equity-classified and liability-classified RSUs granted and outstanding during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
General, Administrative and Other
Three and Nine Months Ended September 30, 2026 and September 30, 2025
General, administrative and other increased $2.4 million, or 10%, to $27.1 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily driven by increases in professional fees of $1.6 million and IT related costs of $1.5 million, partially offset by a decrease in occupancy related costs of $0.9 million.
General, administrative and other increased $5.2 million, or 7%, to $83.7 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by an increase in reimbursable fund expenses of $2.2 million and IT related costs of $3.1 million, partially offset by a decrease in occupancy related costs of $2.1 million.
Net Other Income (Expense)
Three Months Ended September 30, 2026 and September 30, 2025
Investment income was $7.5 million for the three months ended September 30, 2026, which was generally consistent with investment income of $7.3 million for the three months ended September 30, 2025.
Interest expense was $4.4 million for the three months ended September 30, 2026, compared to $5.6 million for the three months ended September 30, 2025, primarily due to a lower average debt balance during the three months ended September 30, 2026.
Other income was $0.9 million for the three months ended September 30, 2026, which was consistent with other income of $0.9 million for the three months ended September 30, 2025.
There was no change in fair value of warrant liabilities for the three months ended September 30, 2026, as no public or private warrants were outstanding following their exercise or expirations during the three months ended December 31, 2025.
Nine Months Ended September 30, 2026 and September 30, 2025
Investment income was $14.9 million for the nine months ended September 30, 2026 compared to $13.8 million for the nine months ended September 30, 2025, primarily due to the change in value of private and public market investments.
Interest expense was $13.7 million for the nine months ended September 30, 2026 compared to $17.1 million for the nine months ended September 30, 2025, primarily due to a lower average debt balance.
Other income was $3.3 million for the nine months ended September 30, 2026, which was generally consistent with other income of $3.0 million for the nine months ended September 30, 2025.

There was no change in fair value of warrant liabilities for the nine months ended September 30, 2026, as no public or private warrants were outstanding following their exercise or expirations during the three months ended December 31, 2025.
Provision for Income Taxes
Three and Nine Months Ended September 30, 2026 and September 30, 2025
Provision for income taxes primarily reflect U.S. federal and state income taxes on our share of taxable income generated by us, as well as local and foreign income taxes of certain of our subsidiaries.
Our effective tax rate was 10% and 7% for the three months ended September 30, 2026 and 2025, respectively, and 11% and 8% for the nine months ended September 30, 2026 and 2025, respectively. Our overall effective tax rate was lower than the statutory rate for the three and nine months ended September 30, 2026 primarily due to the portion of income allocated to the noncontrolling interest holders, including profit interest expense, as well as a valuation allowance recorded against deferred tax assets and discrete tax adjustments recorded in the periods.
Net Income Attributable to Noncontrolling Interests
Three Months Ended September 30, 2026 and September 30, 2025
Net income attributable to noncontrolling interests in subsidiaries was $1.2 million and $1.5 million for the three months ended September 30, 2026 and 2025, respectively. The decrease for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, was primarily attributable to a decrease in income generated by our consolidated subsidiaries not wholly owned by us.
Net income attributable to noncontrolling interests in GCMH was $32.5 million and $33.1 million for the three months ended September 30, 2026 and 2025, respectively. The change in net income attributable to noncontrolling interests in GCMH for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, was primarily attributable to the underlying performance of GCMH allocated to noncontrolling interests.
Nine Months Ended September 30, 2026 and September 30, 2025
Net income attributable to noncontrolling interests in subsidiaries was $2.7 million for the nine months ended September 30, 2026 and 2025.
Net income attributable to noncontrolling interests in GCMH was $65.6 million and $54.8 million for the nine months ended September 30, 2026 and 2025, respectively. The change in net income attributable to noncontrolling interests in GCMH for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily attributable to the underlying performance of GCMH as well as a decrease in partnership-interest based compensation for the nine months ended September 30, 2026, which was fully allocated to noncontrolling interest in GCMH.
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

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
(in millions, unaudited)	Private Markets Strategies	Absolute Return Strategies	Total FPAUM	Private Markets Strategies	Absolute Return Strategies	Total FPAUM
Fee-paying AUM
Balance, beginning of period	$49,303	$28,803	$78,106	$47,180	$25,319	$72,499
Contributions	1,400	422	1,822	4,870	1,505	6,375
Withdrawals	(32)	(344)	(376)	(93)	(1,029)	(1,122)
Distributions	(592)	(74)	(666)	(1,911)	(176)	(2,087)
Change in market value	6	(676)	(670)	121	2,570	2,691
Foreign exchange and other	(127)	28	(99)	(209)	(30)	(239)
Balance, end of period	$49,958	$28,159	$78,117	$49,958	$28,159	$78,117
Contracted, not yet fee-paying AUM (“CNYFPAUM”) represents limited partner commitments which are expected to be invested and begin charging fees over the ensuing five years.

	As of
(in millions)	September 30, 2026	December 31, 2025
Contracted, not yet Fee-Paying AUM	$10,643	$10,405
AUM	$97,983	$90,928
Of the $10.6 billion CNYFPAUM as of September 30, 2026, approximately $1.9 billion is subject to an agreed upon fee ramp in schedule. The ramp in schedule will result in management fees being charged on approximately less than $0.1 billion, $0.7 billion and $1.2 billion of such amount in the remainder of 2026, in 2027, and in 2028 and beyond, respectively. Management fees will be charged on the remaining approximately $8.7 billion of CNYFPAUM as such capital is invested, which will depend on a number of factors, including the availability of eligible investment opportunities.
Three Months Ended September 30, 2026
FPAUM was generally consistent at $78.1 billion during the three months ended September 30, 2026 due to a $0.7 billion decrease in market value, $0.7 billion of distributions, and $0.4 billion of withdrawals, partially offset by $1.8 billion of contributions.
•Private markets strategies FPAUM increased $0.7 billion, or 1%, to $50.0 billion during the three months ended September 30, 2026, primarily due to $1.4 billion of contributions partially offset by $0.6 billion of distributions.
•Absolute return strategies FPAUM decreased $0.6 billion, or 2%, to $28.2 billion during the three months ended September 30, 2026, primarily due to a $0.7 billion decrease in market value and $0.3 billion of withdrawals, partially offset by $0.4 billion of contributions.
CNYFPAUM increased $1.0 billion, or 10%, to $10.6 billion during the three months ended September 30, 2026 due to the closing of new commitments during the period, net of reductions for CNYFPAUM that became FPAUM during the period.
AUM increased $1.3 billion, or 1%, to $98.0 billion during the three months ended September 30, 2026, primarily driven by a $1.0 billion increase in CNYFPAUM and mark to market increases that do not impact FPAUM.
Nine Months Ended September 30, 2026
FPAUM increased $5.6 billion, or 8%, to $78.1 billion during the nine months ended September 30, 2026, primarily due to $6.4 billion of contributions and a $2.7 billion increase in market value, partially offset by $2.1 billion of distributions and $1.1 billion of withdrawals.
•Private markets strategies FPAUM increased $2.8 billion, or 6%, to $50.0 billion during the nine months ended September 30, 2026, primarily due to $4.9 billion of contributions, partially offset by $1.9 billion of distributions.
•Absolute return strategies FPAUM increased $2.8 billion, or 11%, to $28.2 billion during the nine months ended September 30, 2026, primarily due to a $2.6 billion increase in market value and $1.5 billion of contributions, partially offset by $1.0 billion of withdrawals.

CNYFPAUM increased $0.2 billion, or 2%, to $10.6 billion during the nine months ended September 30, 2026 due to the closing of new commitments during the period, net of reductions for CNYFPAUM that became FPAUM during the period.
AUM increased $7.1 billion, or 8%, to $98.0 billion during the nine months ended September 30, 2026, primarily driven by a $5.6 billion increase in FPAUM, mark to market increases that do not impact FPAUM, and a $0.2 billion increase in CNYFPAUM.
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

Summary of Non-GAAP Financial Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, unaudited)
Revenues
Private markets strategies(1)	$66,435	$62,116	$195,965	$189,189
Absolute return strategies(1)	46,753	39,235	130,864	115,344
Management fees, net	113,188	101,351	326,829	304,533
Administrative fees and other operating income	2,023	3,580	5,923	6,518
Fee-Related Revenue(1)	115,211	104,931	332,752	311,051
Less:
Cash-based employee compensation and benefits, net (2)	(39,179)	(37,466)	(115,014)	(112,697)
General, administrative and other, net (1,3)	(22,153)	(20,434)	(66,910)	(63,049)
Fee-Related Earnings	53,879	47,031	150,828	135,305
Fee-Related Earnings Margin(4)	47%	45%	45%	43%
Incentive fees:
Performance fees	2,049	1,342	8,964	6,593
Carried interest	22,713	24,129	45,383	50,204
Incentive fee related compensation and NCI:
Cash-based incentive fee related compensation	(5,649)	(6,216)	(14,372)	(15,206)
Carried interest compensation, net (5)	(12,938)	(13,494)	(26,268)	(28,077)
Carried interest attributable to noncontrolling interests	(524)	(677)	(1,559)	(2,435)
Realized investment income, net of amount attributable to noncontrolling interests in subsidiaries (6)	2,883	2,151	5,266	7,243
Interest income	1,111	1,316	3,858	3,215
Other income	(162)	(368)	(141)	(239)
Depreciation	1,044	830	2,997	2,333
Adjusted EBITDA	64,406	56,044	174,956	158,936
Depreciation	(1,044)	(830)	(2,997)	(2,333)
Interest expense	(4,422)	(5,570)	(13,716)	(17,141)
Adjusted Pre-Tax Income	58,940	49,644	158,243	139,462
Adjusted income taxes (7)	(14,323)	(12,411)	(38,454)	(34,865)
Adjusted Net Income	$44,617	$37,233	$119,789	$104,597
____________
(1)Excludes fund expense reimbursement revenue, net of $4.7 million and $4.2 million for the three months ended September 30, 2026 and 2025, respectively, and $15.2 million and $12.0 million for the nine months ended September 30, 2026 and 2025, and excludes net revenue of noncontrolling interests of $0.8 million and $0.4 million in a consolidated subsidiary for the three months ended September 30, 2026 and 2025, respectively, and $2.3 million and $0.6 million for the nine months ended September 30, 2026 and 2025, respectively.
(2)Excludes severance expense of $0.5 million and $0.4 million for the three months ended September 30, 2026 and 2025, respectively, and $2.0 million and $3.1 million for the nine months ended September 30, 2026 and 2025, respectively.
(3)Excludes amortization of intangibles of $0.3 million and $1.0 million for the three and nine months ended September 30, 2025, respectively. There were no amortization of intangibles for the three and nine months ended September 30, 2026. Also excludes less than $0.1 million and $0.8 million for the three and nine months ended September 30, 2026, respectively, and $(0.4) million and $1.1 million for the three and nine months ended September 30, 2025, respectively, of completed and contemplated corporate transaction related costs. Also excludes non-core expenses of $0.3 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively, and $1.2 million for each of the nine months ended September 30, 2026 and 2025, respectively. Also excludes fund reimbursement expense of $4.6 million and $4.2 million for the three months ended September 30, 2026 and 2025, respectively, and $14.8 million and $12.1 million for the nine months ended September 30, 2026 and 2025, respectively.
(4)Fee-related earnings margin represents fee-related earnings as a percentage of fee-related revenue.

(5)Excludes the impact of non-cash carried interest compensation and other of less than $0.1 million and $(0.1) million for the three and nine months ended September 30, 2026, respectively, and $(0.6) million and $(0.7) million for the three and nine months ended September 30, 2025, respectively.
(6)Investment income or loss is generally realized when we redeem all or a portion of our investment or when we receive or is due cash, such as a from dividends or distributions.
(7)Represents corporate income taxes at a blended statutory rate of 24.3% and 25.0% applied to Adjusted Pre-Tax Income for the three and nine months ended September 30, 2026 and 2025, respectively. The 24.3% and 25.0% are based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 3.3% and 4.0%, respectively.
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
The following table shows reconciliations of incentive fees to net incentive fees attributable to GCM Grosvenor for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, unaudited)
Incentive fees:
Performance fees	$2,049	$1,342	$8,964	$6,593
Carried interest	22,713	24,129	45,383	50,204
Less incentive fees contractually owed to others:
Cash carried interest compensation	(12,935)	(14,125)	(26,334)	(28,731)
Non-cash carried interest compensation and other	(3)	631	66	654
Carried interest attributable to other noncontrolling interest holders	(524)	(677)	(1,559)	(2,435)
Firm share of incentive fees(1)	11,300	11,300	26,520	26,285
Less: Cash-based incentive fee related compensation	(5,649)	(6,216)	(14,372)	(15,206)
Net Incentive Fees Attributable to GCM Grosvenor	$5,651	$5,084	$12,148	$11,079
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

The following table shows reconciliations of net income attributable to GCM Grosvenor Inc. and Adjusted Pre-Tax Income, Adjusted Net Income and Adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, unaudited)
Adjusted Pre-Tax Income & Adjusted Net Income
Net income attributable to GCM Grosvenor Inc.	$12,253	$10,495	$27,284	$26,395
Plus:
Net income attributable to noncontrolling interests in GCMH	32,495	33,091	65,574	54,837
Provision for income taxes	4,996	3,624	11,820	7,013
Change in fair value of warrant liabilities	—	(1,864)	—	(12,476)
Amortization expense	—	327	—	985
Severance	480	449	2,027	3,076
Transaction expenses (1)	12	(411)	770	1,144
Loss on extinguishment of debt	—	—	414	—
Changes in TRA liability and other	—	15	—	80
Partnership interest-based compensation	5,417	1,726	18,421	30,275
Equity-based compensation	7,751	5,984	41,355	33,061
Other non-cash compensation	11	128	108	305
Less:
Unrealized investment income, net of noncontrolling interests	(4,472)	(4,551)	(9,596)	(5,887)
Non-cash carried interest compensation and other	(3)	631	66	654
Adjusted Pre-Tax Income	58,940	49,644	158,243	139,462
Less:
Adjusted income taxes (2)	(14,323)	(12,411)	(38,454)	(34,865)
Adjusted Net Income	$44,617	$37,233	$119,789	$104,597

Adjusted EBITDA
Adjusted Net Income	$44,617	$37,233	$119,789	$104,597
Plus:
Adjusted income taxes (2)	14,323	12,411	38,454	34,865
Depreciation expense	1,044	830	2,997	2,333
Interest expense	4,422	5,570	13,716	17,141
Adjusted EBITDA	$64,406	$56,044	$174,956	$158,936
____________
(1)Represents 2026 and 2025 expenses related to completed or contemplated corporate transactions.
(2)Represents corporate income taxes at a blended statutory rate of 24.3% and 25.0% applied to Adjusted Pre-Tax Income for the three and nine months ended September 30, 2026 and 2025, respectively. The 24.3% and 25.0% are based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 3.3% and 4.0%, respectively.

Adjusted Net Income Per Share
Adjusted Net Income Per Share is a non-GAAP measure that is calculated by dividing Adjusted Net Income by adjusted shares outstanding. Adjusted shares outstanding assumes the hypothetical full exchange of limited partnership interests in GCMH into Class A common stock of GCM Grosvenor Inc., the dilution from then outstanding warrants for Class A common stock of GCM Grosvenor Inc. and the dilution from outstanding equity-based compensation. We believe adjusted net income per share is useful to investors because it enables them to better evaluate per-share performance across reporting periods.
The following table shows a reconciliation of diluted weighted-average shares of Class A common stock outstanding to adjusted shares outstanding used in the computation of adjusted net income per share for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except share and per share amounts; unaudited)
Adjusted Net Income Per Share
Adjusted Net Income	$44,617	$37,233	$119,789	$104,597

Weighted-average shares of Class A common stock outstanding - basic	61,500,011	53,590,790	61,198,342	50,127,786
Exercise of private warrants - incremental shares under the treasury stock method	—	64,649	—	84,609
Exercise of public warrants - incremental shares under the treasury stock method	—	1,187,237	—	1,562,075
Exchange of partnership units	141,665,831	141,665,831	141,665,831	142,898,774
Assumed vesting of RSUs - incremental shares under the treasury stock method	1,805,569	969,504	1,577,267	1,592,520
Weighted-average shares of Class A common stock outstanding - diluted	204,971,411	197,478,011	204,441,440	196,265,764
Adjusted shares	204,971,411	197,478,011	204,441,440	196,265,764

Adjusted Net Income Per Share	$0.22	$0.19	$0.59	$0.53
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
Fee-Related Earnings (“FRE”) is a non-GAAP measure used to highlight earnings from recurring management fees and administrative fees. FRE represents Adjusted EBITDA further adjusted to exclude (a) incentive fees, (b) other non-operating income, (c) realized investment income, net of amount attributable to noncontrolling interests in subsidiaries, (d) incentive fee-related compensation and (e) carried interest attributable to other noncontrolling interest holders, net, and to include and (a) depreciation expense. We believe FRE is useful to investors because it provides additional insights into the management fee driven operating profitability of our business.
The following table shows reconciliations of Total Operating Revenues to Fee-Related Revenue for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, unaudited)
Fee Related Revenue
Total Operating Revenues	$145,551	$134,967	$404,668	$380,470
Less:
Incentive fees	(24,762)	(25,471)	(54,347)	(56,797)
Fund expense reimbursement revenue, net	(4,729)	(4,214)	(15,248)	(11,989)
Other adjustments(1)	(849)	(351)	(2,321)	(633)
Fee-Related Revenue	$115,211	$104,931	$332,752	$311,051
____________
(1)Represents net revenue of noncontrolling interests in consolidated subsidiary
The following table shows reconciliations of Adjusted EBITDA to Fee-Related Earnings for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, unaudited)
Adjusted EBITDA	$64,406	$56,044	$174,956	$158,936
Less:
Incentive fees	(24,762)	(25,471)	(54,347)	(56,797)
Depreciation expense	(1,044)	(830)	(2,997)	(2,333)
Other non-operating expense	(949)	(948)	(3,717)	(2,976)
Realized investment income, net of amount attributable to noncontrolling interests in subsidiaries(1)	(2,883)	(2,151)	(5,266)	(7,243)
Plus:
Incentive fee-related compensation	18,587	19,710	40,640	43,283
Carried interest attributable to other noncontrolling interest holders, net	524	677	1,559	2,435
Fee-Related Earnings	$53,879	$47,031	$150,828	$135,305
____________
(1)Investment income or loss is generally realized when we redeem all or a portion of our investment or when we receive or is due cash, such as a from dividends or distributions.
Liquidity and Capital Resources
We have historically financed our operations and working capital through net cash provided by operating activities and borrowings under our Senior Loan and Revolving Credit Facility. As of September 30, 2026, we had $196.5 million of cash and cash equivalents and available borrowing capacity of $50.0 million under our Revolving Credit Facility. On July 9, 2025, the SEC declared effective our Registration Statement on Form S-3, pursuant to which we may issue a combination of securities described in the prospectus in one or more offerings from time to time.
On November 17, 2025, we entered into an equity distribution agreement pursuant to which we may offer and sell up to $100.0 million in shares of our Class A common stock through an at-the-market (“ATM”) equity program. On November 18, 2025, we filed a prospectus supplement relating to the ATM equity sales program. The Company did not issue any shares under the ATM equity program during the nine months ended September 30, 2026.
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
We are required to maintain minimum net capital balances for regulatory purposes for certain of our foreign subsidiaries as well as our U.S. broker-dealer subsidiary. These net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of September 30, 2026, we are in compliance with these regulatory requirements.
Cash Flow

	Nine Months Ended September 30,
	2026	2025
	(in thousands, unaudited)
Net cash provided by operating activities	$182,231	$155,058
Net cash used in investing activities	(20,892)	(14,471)
Net cash used in financing activities	(206,625)	(48,280)
Effect of exchange rate changes on cash	(345)	988
Net increase (decrease) in cash and cash equivalents	$(45,631)	$93,295
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
Net cash provided by operating activities was $182.2 million and $155.1 million for the nine months ended September 30, 2026 and 2025, respectively. These operating cash flows were primarily driven by:
•net income (loss) of $95.5 million and $83.9 million for the nine months ended September 30, 2026 and 2025, respectively; $53.0 million and $42.8 million of net non-cash activities for the nine months ended September 30, 2026 and 2025, respectively;
•an increase in the net change in working capital of $20.9 million during the nine months ended September 30, 2026 as compared to an increase of $15.2 million in the net change in working capital during the nine months ended September 30, 2025. The increase is primarily due to the increase in incentive fee receivables partially offset by an increase in collections related to management fees during the nine months ended September 30, 2026; and
•proceeds received from investments of $12.8 million and $13.2 million for the nine months ended September 30, 2026 and 2025, respectively.
Net Cash Used in Investing Activities
Net cash used in investing activities was $(20.9) million and $(14.5) million for the nine months ended September 30, 2026 and 2025, respectively. These investing cash flows were primarily driven by:
•purchases of premises and equipment of $(6.2) million and $(3.9) million during the nine months ended September 30, 2026 and 2025, respectively; and
•contributions/subscriptions to investments of $(24.5) million and $(23.7) million during the nine months ended September 30, 2026 and 2025, respectively; partially offset by
•distributions received from investments of $9.8 million and $13.2 million during the nine months ended September 30, 2026 and 2025, respectively.

Net Cash Used in Financing Activities
Net cash used in financing activities was $(206.6) million and $(48.3) million for the nine months ended September 30, 2026 and 2025, respectively. These financing cash flows were primarily driven by:
•capital distributions paid to partners and member of $(70.3) million and $(56.4) million during the nine months ended September 30, 2026 and 2025, respectively;
•capital distributions paid to noncontrolling interest in subsidiaries holders of $(9.0) million and $(9.6) million during the nine months ended September 30, 2026 and 2025, respectively;
•principal payments on the Senior Loan of $(68.3) million and $(3.3) million during the nine months ended September 30, 2026 and 2025, respectively;
•the settlement of equity-based compensation to satisfy withholding tax requirements of $(16.9) million and $(16.2) million during the nine months ended September 30, 2026 and 2025, respectively;
•repurchase of Class A common stock of $(19.7) million during the nine months ended September 30, 2026;
•dividends paid of $(24.1) million and $(18.0) million during the nine months ended September 30, 2026 and 2025, respectively; partially offset by
•proceeds from the Share Purchase Agreement, net of $49.8 million during the nine months ended September 30, 2025; and
•proceeds from the exercise of warrants of $3.3 million during the nine months ended September 30, 2025.
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
During the nine months ended September 30, 2026, we completed a voluntary prepayment of $65.0 million on our outstanding 2030 Term Loans.
As of September 30, 2026, GCMH had borrowings of $363.1 million outstanding under the Senior Loan and no outstanding balance under the Revolving Credit Facility. As of September 30, 2026, we had available borrowing capacity of $50.0 million under our Revolving Credit Facility.
See Note 11 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of our outstanding indebtedness.
The terms of our current debt instruments contain covenants that may restrict us and our subsidiaries from paying distributions to our members. As a holding company, we are dependent upon the ability of GCMH to make distributions to its members, including us. However, the ability of GCMH to make such distributions is subject to its operating results, cash requirements and financial condition, restrictive covenants in our debt instruments and applicable Delaware law. These restrictions include restrictions on the payment of distributions whenever the payment of such distributions would cause GCMH to no longer be in compliance with any of its financial covenants under the Senior Loan. Absent an event of default under the Credit Agreement governing the terms of the Senior Loan, GCMH may make unlimited distributions when the Total Leverage Ratio (as defined in the Credit Agreement) is below stated thresholds. As of September 30, 2026, the Total Leverage Ratio was below such stated thresholds and we were in compliance with all financial covenants.

See Note 12 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of our interest rate derivatives to hedge interest rate risk related to our outstanding indebtedness.
Dividend Policy
We are a holding company with no material assets other than our indirect ownership of equity interests in GCMH and certain deferred tax assets. As such, we do not have any independent means of generating revenue. However, management of GCM Grosvenor expects to cause GCMH to make distributions to its members, including us, in an amount at least sufficient to allow us to pay all applicable taxes, to make payments under the tax receivable agreement, and to pay our corporate and other overhead expenses. On November 5, 2026, GCMG’s Board of Directors declared a quarterly dividend of $0.12 per share of Class A common stock to record holders as of the close of business on December 1, 2026. The payment date will be December 15, 2026. The payment of cash dividends on shares of our Class A common stock in the future, in this amount or otherwise, will be within the discretion of GCMG’s Board of Directors at such time.
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
For the nine months ended September 30, 2026, we spent $16.9 million to reduce Class A shares to be issued to employees, which reflects both RSUs that were settled in cash and shares retired in connection with the net share settlement of equity-based awards. We also spent $19.7 million for the nine months ended September 30, 2026 to repurchase shares of Class A common stock. As of September 30, 2026, $54.1 million remained available under our stock repurchase plan.
We review our capital return plan on an on-going basis, considering our financial performance and liquidity position, investments required to execute our strategic plans and initiatives, acquisition opportunities, the economic outlook, regulatory changes and other relevant factors. As these factors may change over time, the actual amounts expended on repurchase activity, dividends and acquisitions, if any, during any particular period cannot be predicted and may fluctuate from time to time.
Tax Receivable Agreement
Exchanges of Grosvenor common units by limited partners of GCMH result in increases in the tax basis in our share of the assets of GCMH and its subsidiaries that otherwise would not have been available. These increases in tax basis increase our depreciation and amortization deductions and create other tax benefits, and therefore may reduce the amount of tax that we would otherwise be required to pay in the future. The tax receivable agreement requires us to pay 85% of the amount of these and certain other tax benefits, if any, that we realize (or are deemed to realize in certain circumstances) to the TRA Parties. As of September 30, 2026, the amount payable to related parties pursuant to the tax receivable agreement was $54.6 million.
Contractual Obligations, Commitments and Contingencies
See Note 11 and Note 13 in the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of our debt maturities and lease payments. There are no other material changes outside of the ordinary course of business in our contractual obligations, commitments and contingencies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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
Our critical accounting policies are more fully described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
Based on the floating rate component of our Senior Loan and excluding any impact of interest rate hedges as of September 30, 2026, we estimate that a 100 basis point increase in SOFR would result in increased interest expense of $3.6 million over the next 12 months.
There have been no material changes in our market risks since December 31, 2025. For additional information, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and our Quarterly Reports on Form 10-Q for the quarterly periods through September 30, 2026.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.

Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We are increasingly utilizing artificial intelligence (“AI”) tools, including large language models, and any prolonged disruption in access to those tools, or any material errors generated by those tools, could adversely affect our operations and expose the Company to legal, regulatory, reputational and financial risks.
We have integrated, and continue to integrate, artificial intelligence tools, including large language models and related generative AI applications, into certain parts of our business operations, including, without limitation, legal, compliance, client services, and administrative functions. While we may utilize artificial intelligence tools to support certain aspects of our investment process, all investment decisions and recommendations are made by human investment professionals, and we do not rely on AI-generated outputs as the sole basis for any investment decision or recommendation. Our increasing incorporation of these technologies exposes us to a number of risks, including our inability to access one or more platforms on which we rely due to service outages, cyberattacks, changes in vendor terms or pricing, regulatory restrictions, or vendor failure. Large language models are also known to produce outputs that are factually inaccurate, incomplete or otherwise unreliable, and may generate output that infringes third-party intellectual property rights. If our personnel rely on erroneous or infringing AI-generated outputs in the context of client communications, regulatory filings, compliance determinations, or other functions without adequate human review and verification, we could suffer significant harm, including material errors in client-facing or regulatory documents, breaches of legal or contractual obligations, regulatory sanctions, reputational damage, and litigation exposure.
The regulatory landscape governing the use of artificial intelligence in financial services is rapidly evolving and remains unsettled, including shifting U.S. federal policy, a growing patchwork of U.S. state AI laws and international AI regulations, and we may incur significant compliance costs, become subject to regulatory investigations, enforcement actions or litigation (and resulting fines, damages or other liability), or be required to modify or discontinue certain AI-assisted workflows if our use of these tools is perceived or determined to be inconsistent with applicable regulatory requirements or guidance. Additionally, the use of these tools may implicate risks related to the confidentiality of client data (including personal information) and proprietary firm information if such information is inadvertently incorporated into model training data or otherwise exposed to third parties. Although we have implemented a range of controls, including but not limited to contractual protections with AI vendors and technical safeguards designed to limit data exposure, there can be no assurance that such measures will be sufficient to fully mitigate these risks in all circumstances. We have also adopted internal policies intended to govern the appropriate use of AI tools and to ensure adequate human oversight of AI-generated outputs; however, there can be no assurance that such policies will be sufficient to prevent harmful errors or misuse, including the use of artificial intelligence tools by our personnel in unauthorized ways or through unapproved third-party applications, or that they will keep pace with the rapid development of AI technology and the evolving regulatory environment. Any of the foregoing risks, if they were to materialize, could have a material adverse effect on our business, financial condition, results of operations, and the interests of our stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 30, 2026, we did not purchase any shares of Class A common stock. See Note 6 in the notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about our stock repurchase plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c) Insider Trading Arrangements and Policies.
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

GCM GROSVENOR INC.
Date: November 9, 2026	By:	/s/ Michael J. Sacks
Michael J. Sacks
Chief Executive Officer
(Principal Executive Officer)

GCM GROSVENOR INC.
Date: November 9, 2026	By:	/s/ Pamela L. Bentley
Pamela L. Bentley
Chief Financial Officer
(Principal Financial Officer)